Form 10-Q
period 1999-09-30
SHOPPING SHERLOCK INC
filed 1999-12-23
CIK 1089525

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________

                         Commission file number 0-26809


                             SHOPPING SHERLOCK, INC.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                    91-1962104
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                              11201 S.E. 8th Street
                              Bellevue, Washington
                                      98004
                    (Address of principal executive offices)

                                 (425) 372-3060
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

     The number of outstanding common shares, $0.001 par value, of the Registrant at September 30, 1999 was 9,000,000.

                             SHOPPING SHERLOCK, INC.

                             INDEX TO THE FORM 10-Q
               For the quarterly period ended September 30, 1999


                                                                                            Page
                                                                                            ----
PART I--FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS...............................................................1

           Consolidated Balance Sheets........................................................1

           Consolidated Statements of Operations and Deficit..................................2

           Consolidated Statements of Stockholders Equity.....................................3

           Consolidated Statements of Cashflow................................................4

           Notes to Consolidated Financial Statements.........................................5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..........................................................7

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................13


PART II -- OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS................................................................14

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................................14

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................................14

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................14

   ITEM 5.  OTHER INFORMATION................................................................14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................14

SIGNATURES  .................................................................................15


                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             SHOPPING SHERLOCK, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,          December 31,
                                                        1999                   1998
                                                    ------------           ------------
ASSETS

CURRENT ASSETS
  Cash                                              $  236,101              $       -
  Accounts receivable and prepaids                      73,153                      -
                                                    ------------           ------------
                                                       309,254                      -

CAPITAL ASSETS, Net                                     86,224                      -
                                                    ------------           ------------
TOTAL ASSETS                                           395,478                      -
                                                    ------------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities              21,911                      -
  Related party payables                                39,003                      -
                                                    ------------           ------------
                                                        60,914                      -
                                                    ------------           ------------
STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value, 50,000,000 shares       9,000                  1,000
  authorized, 9,000,000 and 1,000,000 issued and
  outstanding
  Additional paid in capital                         1,094,079                  2,079
  Deficit accumulated during the development stage    (768,515)                (3,079)
                                                    ------------           ------------
                                                       334,564                      -
                                                    ------------           ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  395,478              $       -
                                                    ------------           ------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             SHOPPING SHERLOCK, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
           FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                    Three Months Ended                 Nine Months Ended
                                                       September 30                      September 30
                                                1999              1998              1999              1998
                                            -----------       -----------       -----------       -----------
Revenues                                    $  33,149        $        -        $    33,149         $        -
Cost of Sales                                  11,256                 -             11,256                  -
                                            -----------       -----------       -----------       -----------
Gross Profit                                   21,893                 -             21,893                  -
                                            -----------       -----------       -----------       -----------

Operating Expenses
 Sales and Marketing                           58,171                 -            112,356                  -
 General and Administrative                   166,985             2,079            425,299              2,079
 Systems and Business development             102,215                 -            239,539                  -
 Depreciation                                  11,268                 -             18,468                  -
                                            -----------       -----------       -----------       -----------
Total Operating Expenses                      338,639             2,079            795,662              2,079

Operating Loss                               (316,746)           (2,079)          (773,769)            (2,079)

Interest Earned                                 7,211                 -              8,333                  -

Net Loss for the Period                      (309,535)           (2,079)          (765,436)            (2,079)

Deficit, Beginning of Period                 (458,980)           (1,000)            (3,079)            (1,000)

Deficit, End of Period                      $(768,515)       $   (3,079)       $  (768,515)        $   (3,079)


Net Loss Per Share - Basic and Diluted          (0.05)           (0.002)             (0.12)            (0.002)


Weighted Average Number of Shares
of Common Stock Outstanding                 6,642,000         1,000,000          6,642,000          1,000,000




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             SHOPPING SHERLOCK, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                           Deficit
                                                                                         Accumulated
                                             Common Stock                                   during
                                             ------------              Additional        Development
                                          Shares        Amount      Paid in capital           Stage             Total
                                        ----------------------------------------------------------------------------------
Shopping Sherlock, Inc. Activities
(Formerly known as AIDA Industries):
   Issuance of Common Stock
   for Cash                              100,000      $   100         $     900           $       -          $   1,000

Net loss                                       -            -                 -              (1,000)            (1,000)
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1985 100,000           100          900            (1,000)                  -

Activity January 1986 through
December 31, 1997                              -            -                 -                   -                  -
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997               100,000          100               900              (1,000)                 -

Issuance of Common Stock
for Reinstatement Fees -                 900,000          900             1,179                   -              2,079
--------------------------------------------------------------------------------------------------------------------------
July 20, 1998

Net loss                                      -             -                 -              (2,079)            (2,079)

--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998            1,000,000         1,000             2,079              (3,079)                 -

Sale of Common Stock for Cash
($.05/Share)                          5,000,000         5,000           245,000                   -            250,000

Sale of Common Stock for Cash
($1.00/Share)                         1,000,000         1,000           999,000                   -          1,000,000

Issuance of Common Stock
for Acquisition of Shopping
Sherlock -  Delaware                  2,000,000         2,000            (2,000)                  -                  -

Cash Contributed to Significant
Stockholder                                   -             -          (150,000)                  -           (150,000)

Net loss                                      -             -                 -            (765,436)          (765,436)

Balance, September 30, 1999           9,000,000      $  9,000       $ 1,094,079        $   (768,515)       $   334,564
--------------------------------------------------------------------------------------------------------------------------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             SHOPPING SHERLOCK, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASHFLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited )


                                                        Three Months Ended               Nine Months Ended
                                                           September 30                     September 30
                                                      1999            1998             1999              1998
                                                  -----------     -----------      -----------       -----------
Cash Flows from Operating Activities
Net loss                                          $ (309,535)      $ (2,079)       $ (765,436)        $ (2,079)
  Depreciation                                        11,268              -            18,468                -
  Changes in Non-Cash Working Capital:
      Accounts Receivable and Prepaids               (52,805)             -           (73,153)               -
      Accounts Payable                               (21,385)             -            21,911                -
                                                  -----------     -----------      -----------       -----------
Net Cash Used in Operating Activities               (372,457)        (2,079)         (798,210)          (2,079)

Cash Flows From Investing Activities
     Distribution to Stockholder                           -              -          (150,000)               -
     Purchase of Furniture and Equipment              (4,908)             -          (104,692)               -
                                                  -----------     -----------      -----------       -----------
Net Cash Used in Investing Activities                 (4,908)             -          (254,692)               -

Cash Flows from Financing Activities
     Issuance of Common Stock for Cash                     -           2079         1,250,000            2,079
     Increase in Related Party Payables               19,693              -            39,003                -
                                                  -----------     -----------      -----------       -----------
Net Cash Used in Financing Activities                 19,693          2,079         1,289,003            2,079

Increase in Cash for the Period                     (357,672)             -           236,201                -
Cash, Beginning of Period                            593,773              -                -                 -
                                                  -----------     -----------      -----------       -----------
Cash, End of Period                               $  236,101         $    -        $  236,101         $      -
                                                  -----------     -----------      -----------       -----------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             SHOPPING SHERLOCK, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BUSINESS DESCRIPTION

Shopping Sherlock, Inc. ("the Company") was incorporated in the State of Florida on August 17, 1984, under the name of AIDA Industries, Inc. ("AIDA"). From its inception until July 20, 1998, there was no activity within AIDA. On July 20, 1998, AIDA amended its articles of incorporation to provide for a thousand to one (1000:1) stock split. Following the stock split, AIDA applied for listing on the OTC Bulletin Board. On March 24, 1999, AIDA changed its name to Shopping Sherlock, Inc.

On May 26, 1999, the Company entered into an acquisition agreement with Shopping Sherlock, Inc. ("SSI"), a corporation organized and incorporated in the State of Delaware on January 20, 1999, for the purpose of developing and implementing an Internet based retail business providing discounts and purchase rebates to its customers. The Company acquired 100% of the common stock of SSI in exchange for the issuance of 2,000,000 shares of the Company's common stock.

On February 4, 1999, SSI entered into a strategic marketing and operations agreement with Premier Lifestyles International Corporation ("PLIC"), a direct marketing and sales company, to provide certain Internet based services to PLIC's existing customers. SSI paid PLIC a one-time fee of $150,000 upon signing an agreement for access to its customer base. SSI received an advance of $150,000 from the Company to pay the licensing fee to PLIC. SSI began operations June 1, 1999, and had no prior operating activity.

The Company is a development stage company created to provide on-line consumer goods, provide website and e-business services, and distribute and market rebate shopping benefits. The Company plans to leverage its relationship with rebate shopping club members and affinity groups to create an online rebate shopping community.

2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of September 30, 1999, and the related statements of operations, stockholders equity and cash flows for the period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the third amendment to the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 8, 1999.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

3.   INCOME TAXES

As of September 30, 1999, the Company had net deferred tax assets of $260,248 primarily due to net operating loss carry forwards, which begin to expire in 2018. A 100% valuation allowance has been recorded against the deferred tax asset as management has yet to establish that recovery of this asset is more likely than not.

4.   NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding. Per share information for all prior periods have been adjusted to reflect the 1,000:1 stock split declared on July 20, 1998. As of September 30, 1999, the Company had outstanding options to purchase 794,000 shares of common stock which were not included in the calculation of loss per share as their effect was anti-dilutive.

5.   BUSINESS COMBINATION

On May 26, 1999 the Company entered into an acquisition agreement by which the Company acquired 100% of SSI in consideration of 2,000,000 of the Company's common stock. At the time of acquisition, the controlling stockholder of SSI was Richard Stewart and, as a result of the acquisition, Mr. Stewart became a director and 20.0% stockholder of the Company. Mr. Stewart is also the President and Chief Executive Officer of PLIC. Because of the common ownership between SSI and PLIC, and the fact that the majority stockholder of SSI and PLIC will hold a continuing equity position in the Company in excess of 10%, the marketing agreement acquired has been assigned no value in the Company's financial statements. The $150,000 paid to SSI has been recorded as a capital distribution to stockholders in the financial statements of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the Company's limited operating history, history of losses, risks associated with management of growth, risks associated with the Internet, competition, product development risks and risks of technological change, dependence on third party relationships, the Company's ability to protect its intellectual property rights as well as the other risks and uncertainties detailed in the third amendment to the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 8, 1999. "We," "our," "us" and the "Company" refer to Shopping Sherlock, Inc.
and our subsidiaries.

Overview

The Company was incorporated in Florida on August 17, 1984, under the name Aida Industries, Inc. The Company began operations in January of 1999 and on March 24, 1999, changed its name from Aida Industries, Inc. to Shopping Sherlock, Inc. On May 26, 1999, the Company acquired all the issued and outstanding capital stock of Shopping Sherlock, Inc., a Delaware corporation that was unrelated to the Company ("SSI"), whose sole asset is the Strategic Alliance Agreement with Premier Lifestyles International Corporation ("PLIC"). Pursuant to the terms of an Agreement and Plan of Reorganization among the Company, SSI, and Shopping Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Sub"), Acquisition Sub merged with and into SSI, and the stockholders of SSI, in exchange for all the shares of SSI common stock held by them, received an aggregate of 2,000,000 shares of the Company's common stock. At the time of the acquisition, the controlling stockholder of SSI was Richard Stewart and, as a result of the acquisition, Mr. Stewart became a director and 20% percent stockholder of the Company. Mr. Stewart is also the President and Chief Executive Officer of PLIC.

The Company is a development stage company that provides e-commerce services and sells consumer products over the Internet. The Company was inactive from its inception until the first quarter of 1999 when it initiated its software development program, developed and launched its beta site and commenced its e-Commerce Direct Marketing Organization "DMO" program. During the first nine months of 1999, the Company's primary activities related to the:

     o    development of its primary and secondary server platforms;
     o    development of software for its online retail sites;
     o    design and construction of an electronic data interchange platform;
     o development of the Company's website and e-business services Direct Marketing Organization Platform ("DMO Platform") for one of its main affinity groups;
     o    development of business processes;
     o    development of operating procedures and systems; and
     o    development    of   the   Company's    first   online   retail   site,
          www.usrebatewarehouse.com.

The Company has a limited operating history and remains in the early stages of development. The Company has generated $33,149 in revenues through September 1999 through website hosting and e-business services. The revenue generated in the third quarter was earned from the Company's sole e-business customer, Essentially Yours Industries ("EYI"). Management anticipates the Company will receive additional revenues by the end of the fourth quarter in 1999 from three primary sources:

     o    Product sales from the Company's online store;
     o Fees collected for website hosting and e-business services, including web design, preparation of digital images and monthly fees from DMO Platform agreements; and
     o    Rebates from its Strategic Alliance Agreement with PLIC.

The Company anticipates that its product vendors will ship products directly to customers of its online stores, typically within two to three weeks after a customer places an order; however, some product shipments may take longer. The Company expects that payment for those products sold through its Internet websites will be made through credit card transactions.

The Company must raise additional funds as a result of the planned increase in its operating expenditures to fund its marketing, advertising, merchandising, business development and other related expenses. The Company anticipates that it will require an additional $4.0 million to $7.5 million in order to fund its operations over the next twelve months. The Company currently has sufficient working capital to support its operations through January 2000, and it obtained a short-term loan for approximately $150,000 in order to support its operations until additional financing is available. From the proceeds of this $150,000 loan, the Company has advanced $75,000 in the form of a promissory note to a third party. The Company is currently in negotiations with the borrower to acquire certain assets of the borrower. There can be no assurance, however, that such an agreement will be entered into by the Company and the borrower. The Company is currently exploring additional financing alternatives, including the possibility of a private equity offering. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, its may be unable to continue as a going concern.

The Company has a limited operating history upon which to base an evaluation of its business. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. These risks include, but are not limited to, rapid technological change, inability to manage growth, competition from more established companies, dependence on suppliers, internal system problems, risks relating to Year 2000 issues, inability to obtain sufficient financing and an unproven business record.

On November 12, 1999, Jan Walter, the Company's Chief Technology Officer, resigned to pursue other interests. The Company plans to replace the vacancy by mid January 2000 and in the interim period Mitchell Eggers, the Company's Chief Operating Officer, will also act as the Chief Technology Officer.

The Company recently engaged in negotiations with PLIC and Richard Stewart to terminate the Strategic Alliance Agreement. As part of these negotiations, the Company anticipates it will grant a license to PLIC to operate EYI's website and, as a result, the Company will cease to receive revenues from this source. As of September 30, 1999, the Company's revenues were derived solely from the services it provided to EYI. There can be no assurance, however, that such an agreement will be entered into by the Company and PLIC.

Results of Operations

The Company was formed on August 17, 1984, but did not commence operations until January 1999. The Company incurred expenses of $1,000 during the initial incorporation in 1984, and did not incur any further expenses until 1998 when $2,079 was incurred by the Company for professional fees in preparing audited financial statements. Accordingly, discussions of periods prior to January 1999 have not been included.

All operations of the Company were conducted through the Company from January 1999 to May 31, 1999. In May 1999, the Company acquired SSI, which had been inactive from its inception to May 31, 1999. On June 1, 1999, the Company has transferred all of its operations to SSI. The Company accounted for the acquisition of SSI at nil value because of the common ownership between the Company, SSI and PLIC. SSI's only asset at the time of acquisition was the Strategic Alliance Agreement with PLIC signed on February 4, 1999. SSI's cost for the agreement was a $150,000 cash payment to PLIC. Because of the common ownership between SSI and PLIC, the $150,000 payment is treated as a preferential distribution to stockholders and is recorded in the consolidated financial statements as a reduction in equity.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenue. The Company generated revenue of $33,149 for the three months ended September 30, 1999 and no revenue for the three months ended September 30, 1998. Revenue during the three months ended September 30, 1999 included $20,000 from website design and development and $13,149 from e-business services. All revenue is derived from the Company's sole e-business customer EYI.

Cost of Revenue. The Company incurred $11,256 of cost of revenue for the three months ended September 30, 1999 and no cost of revenue for the three months period September 30, 1998. The cost of revenue consists of employee compensation related to website design and a development project that the Company completed in the quarter.

Technical and System Development Expenses. Technical and system development expenses were $102,215 for the three months ended September 30, 1999 compared with no expenses for the three months ended September 30, 1998. Technical and system development expenses consist primarily of expenses incurred for the development and maintenance of the software required to support the Company's online stores, including employee compensation and the cost of developing and improving store content, Internet connectivity, operations and reporting. The significant costs were payroll and consulting expenses of $78,091 for the three months ended September 30, 1999 relating to the design of its information and electronic data interchange systems. Data communication expenses were $15,646 for the three months ended September 30, 1999 relating to bandwidth and network equipment. The Company expects that technical and system development expenses will continue to increase for the foreseeable future.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 1999 were $58,171 compared with no expenses for the three months ended September 30, 1998. Sales and marketing expenses consist of costs associated with designing and marketing the Company's online stores. The increase primarily reflected the commencement of the Company's e-commerce activities in January 1999, an increase in the number of employees and preliminary development of the Company's promotional materials. Payroll expenses relating to merchandising, helpdesk, graphic design, advertising and promotion department employees were $38,666 for the three months ended September 30, 1999. Travel expenses for conventions and presentations were $6,668 for the three months ended September 30, 1999. The Company expects that sales, advertising and marketing expenses will continue to increase significantly for the foreseeable future as it continues to expand its operations.

General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional services, telephone expense, travel and other general corporate expenses. General and administrative expenses were $166,985 for the three months ended September 30, 1999 compared with $2,079 of expenses for the three months ended September 30, 1998. This increase reflected the hiring of additional management, increased facilities charges and substantially increased activity levels to support the expansion of the Company's operations, all of which were undertaken in early 1999. Payroll expenses relating to management and administrative personnel were $40,200 in the three months ended September 30, 1999. Professional fees were $63,306 in the three months ended September 30, 1999 reflecting the cost of raising funds, signing of agreements, and completing the registration document. General office expenses, including rent, telephone and courier expenses, were $34,102 for the three months ended September 30, 1999. Travel and accommodation expenses were $19,175 in the three months ended September 30, 1999.

Income Taxes. Shopping Sherlock has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenue. The Company generated revenue of $33,149 for the nine months ended September 30, 1999 and no revenue for the nine months ended September 30, 1998. Revenue during the nine months ended September 30, 1999 included $20,000 in gross revenue from website design and development and $13,149 in net revenue from e-business services. All revenue is derived from the Company's sole e-business customer.

Cost of Revenue. The Company incurred $11,256 of cost of revenue for the nine months ended September 30, 1999 and no cost of revenue for the nine months period September 30, 1998. The cost of revenue consists of employee compensation related to website design and a development project that the Company completed in the quarter.

Technical and System Development Expenses. Technical and system development expenses were $239,539 for the nine months ended September 30, 1999 compared with no expenses for the nine months ended September 30, 1998. Technical and system development expenses consist primarily of expenses incurred for the development and maintenance of the software required to support the Company's online stores, including employee compensation and the cost of developing and improving store content, Internet connectivity, operations and reporting. The significant costs were payroll and consulting expenses of $165,755 for the nine months ended September 30, 1999 relating to the design of its information and electronic data interchange systems. Data communication expenses were $15,646 for the nine months ended September 30, 1999 relating to bandwidth and network equipment. The Company expects that technical and system development expenses will continue to increase for the foreseeable future.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 1999 were $112,356 compared with no expenses for the nine months ended September 30, 1998. Sales and marketing expenses consist of costs associated with designing and marketing the Company's online stores. The increase primarily reflected the commencement of the Company's e-commerce activities in January 1999, an increase in the number of employees and preliminary development of the Company's promotional materials. Payroll expenses relating to merchandising, helpdesk, graphic design, advertising and promotion department employees were $66,009 for the nine months ended September 30, 1999. Travel expenses for conventions and presentations were $7,696 for the nine months ended September 30, 1999. The Company expects that sales, advertising and marketing expenses will continue to increase significantly for the foreseeable future as it continues to expand its operations.

General and Administrative Expenses. General and administrative expenses consist of management compensation, rent, professional services, telephone expense, travel and other general corporate expenses. General and administrative expenses were $425,299 for the nine months ended September 30, 1999 compared with $2,079 of expenses for the nine months ended September 30, 1998. This increase reflected the hiring of additional management, increased facilities charges and substantially increased activity levels to support the expansion of the Company's operations, all of which were undertaken in early 1999. Payroll expenses relating to management and administrative personnel were $133,416 in the nine months ended September 30, 1999. Professional fees were $136,402 in the nine months ended September 30, 1999 reflecting the cost of raising funds, signing of agreements, and completing the Company's registration document. General office expenses, including rent, telephone and courier expenses, were $61,106 for the nine months ended September 30, 1999. Travel and accommodation expenses were $56,106 in the nine months ended September 30, 1999.

Income Taxes. Shopping Sherlock has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

As at September 30, 1999, the Company's consolidated cash position was $236,101 and the consolidated working capital was $248,340.

Since inception, the Company has financed its operations solely from capital contributions from stockholders. During the nine months ended September 30, 1999 the Company received proceeds of $1,250,000 from the sale of common stock. The Company currently has sufficient working capital to support its operations through January 2000, and it recently obtained a short-term loan for approximately

$150,000 in order to support its operations until additional financing is available. From the proceeds of this $150,000 loan, the Company has advanced
$75,000 in the form of a promissory note to a third party. The Company is currently in negotiations with the borrower to acquire certain assets of the borrower. There can be no assurance, however, that such an agreement will be entered into by the Company and the borrower. The Company is also currently exploring additional financing alternatives, including the possibility of a private equity offering of between $4.0 million to $7.5 million before January 2000 to fund the Company's working capital requirements for the next twelve months. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern.

Net cash used in operating activities was $798,210 for the nine months ended September 30, 1999, including a net loss of $765,436. The Company's current operating expenditures are approximately $100,000 per month and the Company plans to increase its operating expenditures to $500,000 a month in order to expand its operations. The Company begun generating revenues in August of 1999 and anticipates that cash flow from operations will be sufficient to fund its cash requirements by December 2000.

The Company incurred capital expenditures of $104,692 in the six months ended September 30, 1999. These expenditures are primarily for computer equipment and furniture and fixtures associated with the Company's continued new employee growth, new facilities and continued systems development.

The Company has entered into a lease for its office space located in Bellevue, Washington. The Company's future minimum payments on the lease are $10,338 for the remainder of 1999, $41,352 for 2000 and $10,338 for the first three months of 2001.

The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. Based on its existing capital resources, the Company believes that it will be able to fund operations through January 2000. The Company's capital requirements depend on several factors, including the success and progress of product development programs, the resources devoted to developing products, the extent to which products achieve market acceptance, and other factors. The Company anticipates that it will require substantial additional financing to fund its working capital requirements. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, it may not be able to continue servicing its existing e-business services client, EYI, or to develop new clients in the e-business services segment. In addition, the Company would likely be required to stop development on its Internet websites and cease operations altogether. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the Company's business performance.

The Company has been in the development stage since its inception. It has had no significant operating revenue to date, has accumulated losses of $768,515, and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses. This raises substantial doubt as to the Company's ability to continue as a going concern.

Non-Qualified Stock Options

As of September 30, 1999, the Company had outstanding non-qualified stock options to purchase 794,000 shares issued to various employees, consultants and directors pursuant to the 1999 option plan. The options entitle holders to purchase common stock at a price of $5 or $6 depending on which year the options vest.

Market Risk

Market risk inherent in financial instruments outside the financial statements is considered immaterial.

Year 2000 Issue

The Year 2000 issue arises with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were programmed with a two-digit century (i.e. December 31, 1999 would appears as 12/31/99) assuming that all years would be part of the 20th century. On January 1, 2000, systems with this programming will default to 01/01/1900 instead of 01/01/2000, and calculations using or reporting the date will not be correct and errors will arise. To prevent this from occurring, information systems need to be updated to ensure they recognize the Year 2000.

Since March 1999, the Company has been assessing its exposure to risks relating to the Year 2000 issue. These analysis and remediation issues are addressed in a four-phase plan of action.

Phase I - Inventory and Risk Assessment. This Phase requires an inventory and assessment of the business and information systems used by the Company, including desktop hardware and software, network hardware and software, and telephone systems. The Company uses Intel-based PC desktop products. In connection with a review of this hardware the Company has determined that all systems are Year 2000 compliant and contain four digit date codes. In addition the Company uses "off the shelf" software for desktop applications. The Company's existing products are all Year 2000 compliant and contain four digit date codes. As a result, the Company believes it has completed this Phase. The Company's Internet websites are Year 2000 compliant. The Company utilizes software produced by Red Hat, Inc., T.c.X. DataKonsult A.B., and the Apache Group. Red Hat, Inc. has advised the Company that it has been certified as Year 2000 compliant by an independent third party. The other parties have advised the Company that they are also Year 2000 compliant. The Company has made every effort to use this software in a way that is Year 2000 compliant. The Company does not have a formalized contingency plan in case the software provided by these companies fails on January 1, 2000, or February 29, 2000. However, the Company has tested its software to be compatible with other systems and believes that it can switch with minimal effort and disruption should it need to.

Phase II - Remediation Cost Estimation. This Phase involves the analysis of each Year 2000 compliance issue, determination of how such risks will be remediated and the cost of such remediation. As indicated, the Company does not anticipate needing to replace any additional hardware or software. Because of the Company's limited operating history, it has not incurred significant time or expense in connection with transferring data to any upgraded desktop software. The Company believes it has completed this Phase.

Phase III - Remediation. This Phase includes the replacement or correction of any necessary business or information systems. This Phase is complete for both the information technology systems and the non-information technology business systems of the Company.

Phase IV - Remediation Testing. This Phase includes the future date testing of all remediation efforts made in Phase III to confirm that the changes made bring the affected systems into compliance, no new problems have arisen as a result of the remediation, and that all new systems which replaced non-compliant systems are Year 2000 compliant regardless of whether vendors represent that such systems are Year 2000 complaint. The Company believes it has completed this Phase and is therefore Year 2000 compliant.

Third Party Relationships. Even if the internal systems of the Company are not materially affected by the Year 2000 problem, the Company's business, financial condition and results of operations could be materially adversely affected by disruption in the operation of enterprises with which the Company interacts. The Company currently relies or plans to rely on third-party companies in connection with the distribution of products contemplated to be sold over its Internet websites, credit card processing and other business functions. In addition, the Company intends to rely upon PLIC to provide additional marketing and support services for the Company. The Company has made inquiries of all third parties with which it does business and, to date, has received responses from approximately 80% of such parties that their systems are Year 2000 compliant. Of this percentage, approximately 75% have provided us written confirmation of their compliance. The Company has not yet received responses from PLIC.

The Company believes that the expected cost and availability of resources to recover information not properly processed after December 31, 1999, will not exceed $20,000. However, there can be no assurance that the Company's Year 2000 remediation efforts or those of third parties will be properly and timely completed, and the failure to do so could have a material adverse effect on the Company, its business, results of operation, and its financial condition. In particular, the Company has not yet completed its assessment of the Year 2000 readiness of its significant third-party service providers. Completion of this assessment may result in the identification of additional issues, which could have a material adverse effect on the Company's results of operations. In addition, important factors that could cause results to differ materially include, but are not limited to, the ability of the Company to successfully identify systems which have a Year 2000 issue, the nature and amount of remediation effort required to fix the affected system, and the costs and availability of labor and resources to successfully address the Year 2000 issues.

The worst-case scenario pertaining to the Year 2000 issue would be an overall failure of the Internet, electronic and telecommunications infrastructure. In addition, the systems and services provided by the Company's third-party vendors may fail to be Year 2000 compliant despite their representations to the contrary. The failure by these entities or systems to be Year 2000 compliant could result in a systemic failure beyond the Company's control, which could also prevent users from accessing the Company's Internet websites, which would have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is continuing to formulate its Year 2000 contingency plans. The Company views its dependence on critical suppliers and the Internet as its primary exposure to potential Year 2000 concerns. The Company will continue to evaluate potential alternatives to reduce its dependence on those suppliers, and secure alternate supplies in the event that any supplier experiences significant business interruption as a result of Year 2000 or other concerns.

Recent Accounting Pronouncements
Accounting for Derivative Instruments and Hedging Activities.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997. The Company does not expect the adoption of the accounting pronouncement to have a material effect on its financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it does not have any material exposure to interest or commodity risks. The Company is exposed to economic and political changes in international markets where the Company competes, such as inflation rates, recession, foreign ownership restrictions, domestic and foreign government spending, budgetary and trade policies and other external factors over which the Company has no control.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS

          None.

ITEM 2.   CHANGES IN  SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the quarter covered by this report.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.1     Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned thereunto duly authorized.


                                    SHOPPING SHERLOCK, INC.



December 23, 1999                   /s/  PHILIP GARRETT
                                    -------------------------------------
                                    Philip Garratt, Chief Executive Officer


December 23, 1999                   /s/  PATRICK MCGRATH
                                    -------------------------------------
                                    Patrick McGrath, Chief Accounting Officer