Form 10-K
period 1999-12-31
SHOPPING SHERLOCK INC
filed 2000-03-30
CIK 1089525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________ to ____________

                        Commission file number 000-26809


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

           Securities to be registered under Section 12(b) of the Act:

Title of each class to be so         Name of each exchange on which each class
registered                           is to be registered
-------------------------------     -------------------------------------------
            NONE                                      NONE

Title of each class to be so         Name of each exchange on which each class
registered                           is to be registered


           Securities to be registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
-------------------------------------------------------------------------------
                                (Title of Class)

                                 Not Applicable
-------------------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 1999 was approximately $64,800,000. The number of shares of the registrant's common stock issued and outstanding as of December 31, 1999 was 9,000,000.

                             SHOPPING SHERLOCK, INC.
                          1999 Form 10-K Annual Report

                                Table of Contents
                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business .............................................................1
Item 2.  Properties ...........................................................9
Item 3.  Legal Proceedings ...................................................10
Item 4.  Submission of Matters to a Vote of Security Holders .................10

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
           Shareholder Matters ...............................................10
Item 6.  Selected Financial Data .............................................10
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............................11
Item 7a. Quantitative and Qualitative Disclosures about
           Market Risk .......................................................15
Item 8.  Financial Statements and Supplementary Data .........................15
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ...............................15

                                    PART III

Item 10. Directors and Officers of the Registrant.............................15
Item 11. Executive Compensation ..............................................17
Item 12. Security Ownership of Certain Beneficial
           Owners and Management .............................................18
Item 13. Certain Relationships and Related Transactions ......................19

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K ...............................................20

                           FORWARD LOOKING STATEMENTS

         Certain statements in this Annual Report constitute forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Shopping Sherlock, Inc. ("Shopping Sherlock" or the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward looking statements. Such factors related to the Company's current business situation include, but are not limited to: the Company's limited operating history, history of losses, need for additional financing, uncertainty about its ability to continue as a going concern, risks related to future acquisitions and strategic alliances, dependence on key personnel, directors' and officers' involvement in other projects and the other risks and uncertainties described under "Business -- Risk Factors" in Part I of this Annual Report. Such factors related to the Company's proposed acquisition of it-softdialog AG ("ITAG") include, but are not limited to: ITAG's limited operating history, dependence on key personnel, reliance on key third-party relationships, risks involving the management of growth, product development risks and risks of technological change, competition, the Company's ability to protect ITAG's intellectual property rights and the other risks and uncertainties described under "Business - Risk Factors" in Part I of this Annual Report. See "Business - Plan of Operation". Certain of the forward looking statements contained in this Report are identified with cross references to this section and/or to specific risks identified under "Business -- Risk Factors."

                                     PART I

Item 1   Business

Overview

     Shopping Sherlock, Inc. (the "Company") is a development stage company that was formerly in the business of providing website hosting and e-business services as well as operating its own e-commerce website which sold consumer products over the Internet. The Company was incorporated in Florida on August 17, 1984 under the name Aida Industries, Inc. The Company began operations in January 1999, and on March 24, 1999, changed its name from Aida Industries, Inc. to Shopping Sherlock, Inc.

     On May 26, 1999, the Company acquired all the issued and outstanding capital stock of Shopping Sherlock, Inc., a Delaware corporation that was unrelated to the Company ("SSI"). Pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all the shares of SSI's common stock in exchange for an aggregate of 2,000,000 shares of the Company's common stock. At the time of acquisition, the controlling stockholder of SSI was Richard Stewart and, as a result of the acquisition, Mr. Stewart became a director and 20.0% shareholder of the Company. Mr. Stewart is also the President and Chief Executive Officer of Premier Lifestyles International Corporation ("PLIC"). Unless otherwise noted herein, references to "the Company" shall mean the Company and its wholly-owned subsidiary SSI.

     The Company has been in the development stage since inception. As of December 31, 1999, the Company had generated $46,113 in operating revenues, accumulated losses of $1,223,307, and had a working capital deficit of $168,826. The Company also incurred a net loss of $1,220,228 for the year ended December 31, 1999, and incurred a net loss of $2,079 for the year ended December 31, 1998. Thus, the Company's auditors have raised substantial doubt about the Company's ability to continue as a going concern.

Shopping Sherlock, Inc.

     The Company's website hosting and e-business services operations consisted of developing and hosting an e-commerce-enabled website for only one client, Essentially Yours Industries Corp. ("EYI"), which is a network marketing company. From this website, the EYI's sales associates could send/receive e-mail, place wholesale orders, receive retail orders, generate genealogy and sales reports and sign-up new sales associates. EYI could also add and revise content on the site at any time.

     On September 23, 1999, the Company launched its e-commerce website usrebatewarehouse.com which has not to date generated any material revenues for the Company. Usrebatewarehouse.com offered consumers the opportunity to join the SCORE reciprocal rebate program, which enabled consumers to receive rebates on every product they purchased. To date, all of the Company's revenues have been derived from its website hosting and e-business services operations.

     Website Hosting and e-Business Services. The Company offered services to network marketing businesses that need e-commerce sites and web-based business tools for their sales associates. This business segment has accounted for substantially all of the Company's revenues to date. The Company offered an e-business services package, with a customized solution based upon their individual business requirements. These services included:

     o Needs Assessment: Decision makers and system users would be interviewed to identify and prioritize the business processes that needed to be improved or re-engineered in order to meet the goals of the client.

     o Process Analysis: Business processes would be analyzed and documented from three perspectives, (1) the flow of physical goods, (2) the flow of financial transactions and (3) the flow of data. These processes would be then redesigned in collaboration with decision makers and system users.

     o e-business Strategies: An e-business model would be developed that included an Internet marketing and customer service strategy, website content and functionality goals and technical requirements (i.e., hardware, software, networking, database and legacy system integration and management).

     o Information Architecture: A blueprint would be developed for the website. This would include a site map, content map, navigation system, labeling systems and search functions.

     o Content production: Information would be assembled and organized into text and graphical images. Product descriptions would be assembled or created, and a content map would be further refined to the web page level.

     o Website production: A site design and layout would be created in consultation with the client.

     o Systems Integration: Various hardware devices and software packages and languages would be integrated to build a custom solution for
          electronic   commerce.   This  would  include:
          o    facilitating the interaction  between the web-based  solution and back-end order taking, transaction and administrative systems;
          o    streamlining  credit card processing with third-party  processors and other  intermediaries;
          o providing tracking and monitoring reports of e-commerce operations to clients; and
          o providing the functionality and hardware for supporting website hosting and web-based e-mail services, both on an intranet and extranet basis.

     In addition, the Company's "Direct Marketing Organization (DMO) Platform" would enable each sales associate of a participating organization to:

     o    have a customized online storefront;
     o    display products;
     o    set up a merchant account;
     o    place and receive orders online;
     o    authorize transactions on credit cards;
     o    recruit and sign-up new associates online;
     o    track sales;
     o    download sales brochures; and
     o    communicate by e-mail.

     In June 1999, the Company completed development and began operation of its first hosted website, eyicom.com, which included a corporate website and web-based business tools for the sales associates of EYI. To date, eyicom.com the only e-commerce-enabled site completed by the Company. The site was built and was hosted by the Company with the product and content provided and owned by EYI. As part of its agreement with EYI, the Company had the right to place its rebate shopping link on every EYI sales associate's web page.

     In connection with the services provided to EYI, the Company billed a monthly hosting fee of between $15.00 and $49.95 for each sales associate with an online site, depending upon the level of service requested. As of December 31, 1999, approximately 700 EYI sales associates had online sites hosted by the Company. The Company also received a fixed transaction fee of $0.40 on every purchase made on an EYI sales associate's website.

     e-Commerce Website Consumer Product Sales. As of September 23, 1999, the Company began selling consumer products over the Internet through usrebatewarehouse.com which was linked to EYI's website and to a joint PLIC and Shopping Sherlock website.

     In February 1999, the Company entered into a Strategic Alliance Agreement (the "Strategic Alliance Agreement") with PLIC. PLIC is a retail and marketing services company that offers a variety of services to individuals and businesses including rebate shopping network memberships, point of sale systems management, debit card processing, website development and hosting, Internet access and product fulfillment. Richard Stewart, a director and beneficial holder of 20.0% of the Company's outstanding common stock, is the President and Chief Executive Officer of PLIC. As part of its operations, PLIC routinely contracts with companies and other organizations to offer participation in its rebate shopping network. Members or employees of these participating organizations are then eligible to receive rebates on products purchased from participating merchants. On each purchase, a portion of the price paid by the rebate network member is remitted to the member's sponsoring organization and to the organization that recruited the participating merchant. See "Business-- Sale of Rebate Shopping Network Memberships." Currently, PLIC's rebate shopping network consists of the membership of 21 North American independent sales organizations. These organizations have signed an agreement with PLIC to market PLIC's benefits and services to their membership; PLIC's reciprocal rebate program being one of these benefits and services.

     Under the terms of the Company's agreement with PLIC, PLIC granted the Company the right to directly market the Company's online store to members of PLIC's rebate shopping network, to place links to the Company's website on websites sponsored by PLIC and to distribute memberships in PLIC's rebate shopping network. In addition, PLIC agreed to provide transaction processing, product fulfillment and helpdesk services to the Company. PLIC also agreed to give the Company access to its list of participating merchants and product inventory on an ongoing basis. In exchange, the Company agreed, on an exclusive basis, to sell, market and honor PLIC product rebate network memberships and, subject to certain exceptions, to use the transaction processing and product fulfillment services recommended by PLIC. The parties also agreed to jointly design a website that would feature links to the Company's website and other websites operated by PLIC. The Strategic Alliance Agreement was for a perpetual duration, but could be terminated by either party for cause, which was defined in the agreement as any material breach of any obligation under the agreement that was not remedied within 30 days of receiving written notice of such breach by the other party. Additionally, either party could terminate the agreement if the other party: (a) files or has filed against it a petition in bankruptcy; (b) has a receiver appointed to handle its assets or affairs; (c) makes or attempts to make an assignment for the benefit of creditors; or (d) violated the confidentiality provisions of the agreement.

     The Company and PLIC agreed that PLIC would not provide transaction processing or product fulfillment services to the Company, and the Company engaged third party service providers to provide these services. As a result, PLIC did not receive any fees for transaction processing or product fulfillment services from the Company. These third parties included E-Trans, Cybercash and Harris Bank, which collectively provided credit card transaction processing services, and Consumer Benefits Services ("CBS"), which provided product fulfillment services. The Company believes that the fees paid to these service providers were equivalent to the fees the Company would have paid to PLIC. The Company's relationship with CBS was on a purchase order basis and could be terminated by either party without cause or notice. The Company had a three year contract with Harris Bank, which would have expired on June 1, 2002.

     Sales of Rebate Shopping Network Memberships. As a participant in PLIC's rebate shopping network, the Company had the right to sell rebate shopping network memberships under its own brand names: Shopping Sherlock and usrebatewarehouse.com. To date, the Company has not sold any such memberships and has not derived any revenues from this activity.

Competition

     Web Site Hosting and e-Business Service Providers. The Company directly competed with Multi-Level Information Systems, Inc. ("MIS"), and 2021 Interactive in the website hosting and e-business services segment. MIS offers the MIS Internet Assistant, which enables companies to provide their sales associates with the ability to access sales information, sign up new associates and place orders via the Internet. MIS also offers business software (distributor, receivables and inventory tracking) to network marketing companies. 2021 Interactive's e-business service offering is Array, providing custom e-commerce enabled websites for sales associates, online ordering and access to product information. 2021 Interactive also offers a complete suite of business software for network marketing companies, including interactive voice response, forms processing, contact management, distribution and order tracking software. These two companies, with their established customer base, represent significant competition in the website hosting and e-business services segment.

     e-Commerce Websites. The Company's competition in the consumer product e-commerce market can be broadly divided into three groups:

     o traditional "brick and mortar" stores (e.g. Target, Wal-Mart, K-Mart, Sam's, etc.);

     o    on-line megastores (e.g. Valueamerica.com and Worldspy.com);

     o    on-line   specialty   stores   (e.g.    Furniture.com,    Jewelry.com,
          Electronics.com, etc.); and

     Traditional Stores: The Company competed with other brick and mortar megastores that offer the same types and a large selection of low-priced products offered by the Company. Additionally, many of these stores not only operate "brick and mortar" outlets, but also have on-line shopping capabilities (e.g. Shop.target.com, Wal-mart.com, etc.).

     Online Megastores: Two key competitors in the on-line megastore or shopping mall arena were ValueAmerica.com and Worldspy.com. These websites, and the growing number of other websites like them, sell a large number of products from many different categories such as home improvement, electronics, toys and games, home furnishings, footwear, pharmacy, jewelry, general merchandise, housewares, gifts, etc.

     Specialty Stores:  There are a number of other on-line specialty  retailers
with  whom  the  Company   competed  in  niche  product   categories,   such  as
Furniture.com, who specialize in only offering one type of product.

     Companies such as amazon.com and Yahoo also offer e-commerce sites to small business, which were less expensive than the Company's e-commerce site. These companies also have a competitive advantage over the Company in that they have more brand recognition and considerable capital to invest in marketing programs.

Operations And Technical Development

     As of December 31, 1999, the Company was located in two facilities: its headquarters in Bellevue, Washington, and its software development office in Vancouver, British Columbia. The Company's main servers were housed at its software development office and Exodus Networks in Seattle, Washington, with duplicate transaction logs housed at the PLIC corporate offices in Newhall, California.

     Rebate Administration, Transaction Processing and Product Fulfillment. The Company agreed to use third-party service providers for its rebate administration, product fulfillment and transaction processing functions. These third party service providers included E-Trans, Harris Bank and Cybercash, which provided transaction processing services, and CBS, which provided product fulfillment. PLIC provided the Company with rebate cards and card administration services for new members signing up for online rebate shopping privileges.

     Systems Infrastructure and Technology. The Company's technology platform consisted of the deployment environment, web servers, applications and infrastructure for electronic data interchange, financial transactions and security, as well as the Company's proprietary content management and authoring system. All of the Company's computer equipment was powered by American Power Corporation filtering, battery-backed, uninterrupted power supplies designed to provide continuous power to the online store in the event of outages from the local power utility. The Company also developed a proprietary authoring tool to efficiently create and manage content for publication in its e-commerce website, which provided a database-centric approach to web page creation that dramatically increased the development and maintenance of product listings, presentations and pricing information.

Intellectual Property Rights

     The Company relies principally on a combination of copyright, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. The Company's intellectual property primarily consists of registered trade names and copyrighted material. The

Company's trade names include Cyberbusiness Services, Shoppingsherlock.com and US Rebate Warehouse. The Company has no patents or proprietary technology.

     As part of its confidentiality procedures, the Company generally enters into nondisclosure and confidentiality agreements with each of its key employees, consultants and business partners and limits access to and distribution of its intellectual property, documentation and other proprietary information. In particular, the Company has entered into non-disclosure agreements with each of its employees and business partners. The terms of the employee non-disclosure agreements include provisions requiring assignment to the Company of employee inventions. Despite the Company's efforts to protect its intellectual property rights, unauthorized third parties, including competitors, may from time to time copy or use certain portions of the Company's intellectual property and use such information in connection with competitive products.

     It is possible that the scope, validity and/or enforceability of the Company's intellectual property rights could be challenged by competitors or other parties. The results of such challenges before administrative bodies or courts depend on many factors which cannot be accurately assessed at this time. Unfavorable decisions by such administrative bodies or courts could have a negative impact on the Company's intellectual property rights. Any such challenges, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a claim of infringement against the Company and the Company's failure or inability to license the infringed or similar technology, the
Company's business, operating results and financial condition could be materially adversely affected.

     The Company has not registered any trademarks in Canada, the United States or elsewhere.

Recent Developments

     Due to a lack of working capital and disappointing financial results in fiscal year 1999, the Company's board of directors decided on January 2, 2000, that it would cease its website hosting, e-business services, and e-commerce operations. The Company's operations related to the EYI and the usrebatewarehouse.com websites did not generate material traffic or revenues in the fiscal year ended December 31, 1999, and the Company's efforts to raise additional significant sources of capital were unsuccessful. As a result, the Company decided to conserve its remaining cash reserves and terminated office leases, reduced staff, terminated all management and consulting contracts, and significantly reduced resources directed at keeping its e-commerce site operational.

     On January 27, 2000, the Company entered into an agreement with PLIC, Stewart Family Partners (the "Partnership"), and Richard Stewart (the "Redemption Agreement") under which the Company agreed to transfer a worldwide, non-exclusive, perpetual, fully-paid-up license to use, distribute or make derivative works from the Company's software that operates the EYI website and the usrebatewarehouse.com website (the "Websites") in consideration for the redemption of approximately 2,000,000 shares of common stock by the Company that PLIC and the Partnership owned or had a right to purchase.

     Under the terms of the Redemption  Agreement,  the parties also agreed that
(i) the Strategic Alliance Agreement between the Company and PLIC would be terminated, (ii) Richard Stewart would resign as a director of the Company,
(iii) the Company would not seek reimbursement for the $150,000 license paid by the Company to PLIC to participate as a Independent Sales Organization in PLIC's reciprocal rebate program and (iv) the Company would not compete with PLIC in the future in any business related to multi-level marketing and reciprocal rebate activities over the Internet in which PLIC was engaged in as of the date of execution of the Redemption Agreement.

     On March 14, 2000, the shareholders of the Company at a special shareholder meeting approved of the terms of the Redemption Agreement and, as a result, the approximately 2,000,000 shares of common stock that PLIC and the Partnership owned or had a right to purchase were redeemed by the Company and were deemed authorized but unissued shares pursuant to Florida law.

Plan of Operation

     Due to the Company's lack of success in launching its website hosting, e-business services, and e-commerce businesses, the Company decided to change its business focus and explore the possibility of acquiring a viable operating company in a different industry. On March 8, 2000, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of it-softdialog AG ("ITAG"), an established information technology consulting company with its headquarters in Germany. Under the terms of the letter of intent, the Company intends to acquire 100% of the ITAG's outstanding securities in consideration for $8.0 million in cash, and up to 2,000,000 shares of common stock of the Company. Under the terms of the proposed transaction, it is anticipated that some of the executives of ITAG will assume senior executive positions and will be invited to join the board of directors of the Company. In anticipation of the closing of the proposed acquisition, the Company also intends to seek shareholder approval to change its name to ASPi Europe Inc., a name the Company believes will better communicate its new business focus.

     The Company has sufficient working capital to sustain current minimum operations through April 2000, and it anticipates that it will have to raise substantial additional funds to complete the proposed acquisition of ITAG and continue as a going concern. The Company anticipates that it will require an additional $20.0 million in order to fund the proposed acquisition of ITAG as well as fund its operations over the next twelve months. In March 2000, the Company entered into an agreement with DJ Limited ("DJL") whereby DJL will seek to raise capital for the Company through the issuance of the Company's capital stock. The Company is also currently exploring additional financing alternatives, including the possibility of a private equity offering. The closing of the proposed acquisition is subject to certain conditions, including, but not limited to, negotiation and completion of a definitive agreement and the receipt of necessary financing. Thus, there can be no assurance that the transaction contemplated will be completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Employees

     As of December 31, 1999, the Company had 13 employees, including seven in research and development, one in marketing and sales, one in customer support and four in management, finance and administration. Upon ceasing its website hosting, e-business services and e-commerce business operations in January 2000, the Company terminated all of its employees.

Risk Factors

Risks to the Company related to its current business situation

     The Company is subject to certain risks related to its current business situation. These risks also could cause actual results to differ materially from results projected in any forward looking statement in this Annual Report.

The Company has abandoned its business operations, which makes it difficult to predict its future performance.

     The Company commenced operations in January 1999 and subsequently abandoned its website hosting, e-business services and e-commerce business operations in January 2000. The Company is currently negotiating to acquire an operating business entity in the information technology industry. The Company, however, has no historical operating history in the information technology industry upon which an evaluation of its business and prospects can be based. As a result, in view of the rapidly evolving nature of the Company's business situation, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company has a history of losses, expects future losses and may never achieve profitability.

     The Company has not achieved profitability and expects to continue to incur operating losses for the foreseeable future. The Company incurred a net loss of $1,220,228 for the year ended December 31, 1999 and a net loss of $2,079 for the year ended December 31, 1998. The Company has not had any material revenue in recent years, it has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, if the Company plans to acquire an operating business entity, as is proposed, its operating expenses will increase significantly.

The Company will need additional financing to support its operations and may be unable to obtain it on commercially reasonable terms, or at all.

     The Company can satisfy its current cash requirements through April 2000 at current minimum levels. Accordingly, the Company must raise substantial additional funds to continue as a going concern and to complete the proposed acquisition of ITAG. There is no assurance that, after such period, the Company will be able to secure financing or that such financing will be obtained on terms favorable to the Company. Failure to obtain adequate financing raises substantial doubt as to the Company's ability to acquire an operating business entity as well as continue as a going concern.

There is uncertainty regarding the Company's ability to continue as a going concern.

     The Company has been in the development stage since its inception. It has had no significant operating revenues to date, has accumulated losses of $1,223,307 and will require additional working capital to sustain current operations and complete any proposed future acquisition. This raises substantial doubt as to the Company's ability to continue as a going concern.

The Company is subject to risks as it makes acquisitions and engages in strategic alliances.

     As part of its business strategy, the Company intends to acquire, make investments in, and enter into strategic alliances with as yet unidentified operating  companies.  Any such future  acquisitions,  investments  or strategic alliances would involve risks, such as incorrect assessment of the value, strengths and weaknesses of acquisition and investment opportunities; underestimating the difficulty of integrating the operations and personnel of newly acquired companies; the potential disruption of any ongoing business, including possible diversions of resources and management time; and the threat of impairing relationships with employees and customers as a result of changes in management or ownership.

     There can be no assurance that the Company will be able to successfully overcome these risks. Moreover, the Company cannot be certain that any desired acquisition, investment or strategic alliance can be made in a timely manner or on terms and conditions acceptable to the Company or that the Company will be successful in identifying attractive acquisition candidates. The Company expects that competition for such acquisitions may be significant. The Company may compete with others who have similar acquisition strategies, many of whom may be larger and have greater financial and other resources than the Company.

The Company depends upon key personnel.

     The Company's future operating results are substantially dependent on the continued service and performance of its senior personnel: Philip Garratt, the Company's President and Chief Executive Officer; and Patrick McGrath, the
Company's Chief Financial Officer. The Company intends to hire additional executives should it acquire an operating business entity. See "Note Regarding Forward Looking Statements." Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of the Company's senior management or other key employees or the inability to attract and retain the necessary technical or managerial personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows. The Company does not currently maintain "key man" insurance for any senior management or other key employees.

Directors and Officers are involved in other projects.

     Many of the officers and directors of the Company serve as directors, officers and/or employees of companies other than the Company. For example, Raeanne Steele and Patrick McGrath, the Company's Vice

President of Sales and Marketing and Chief Financial Officer, respectively, currently act as independent consultants to other companies. All of the Company's current officers devote, on average, at least 25 hours per week to the Company. While the Company believes that such officers and directors will be devoting adequate time to effectively manage the Company, there can be no assurance that such other positions will not negatively impact an officer's or director's duties for the Company.

Risks to the Company related to its proposed acquisition of ITAG

     The Company will be subject to certain risks related to the proposed acquisition of ITAG. These risks could cause actual results to differ materially from results projected in any forward looking statement in this Annual Report.

ITAG has a limited operating history, which makes it difficult to predict its future performance.

     ITAG commenced operations in May 1996. ITAG, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. Prior to May 1996, the Company had no operations or revenues. In addition, the Company expects changes to occur in ITAG should it acquire it, as is proposed, as an operating business entity. As a result, in view of the evolving nature of ITAG's business and limited operating history, the Company believes that period-to-period comparisons of ITAG's financial results are not necessarily meaningful and should not be relied upon as an indication of ITAG's future performance.

ITAG depends upon key personnel.

     ITAG is currently dependent upon its senior management, board of directors, alliances and consultants, the loss of any of which may significantly affect its performance and its ability to carry out the continued successful development and commercialization of its products and services. Any failure to retain management, directors and consultants or to attract and retain additional key employees with necessary skills could have a material adverse impact upon ITAG's and, therefore, the Company's growth and profitability. Following the acquisition of ITAG, the Company will be required to recruit additional software development personnel, expand its direct sales force, expand its customer support functions and train, motivate and manage its employees. Competition for qualified consulting software development personnel is intense and expected to increase. There can be no assurance that the Company will be able to recruit the personnel required to execute its programs or to manage these changes successfully.

ITAG relies on key third-party relationship to conduct its business.

     ITAG relies on key third-party relationships. These third parties are not within the control ITAG, and may not be obligated to maintain these relationships with ITAG upon the Company acquiring ITAG. The loss of these third-party relationships could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

The information technology consulting and software industries must continue to grow and customers must continue to utilize the Company's products and services.

     The overall market for information technology consulting and software has experienced significant growth in recent years. There can be no assurance that the market for ITAG's existing or proposed products or services will continue to grow, that companies within the industry will utilize its products or services, or that following the acquisition of ITAG by the Company, the Company will be successful in independently establishing markets for its products or services. If the various markets in which the Company's products or services will compete fail to grow, or grow more slowly than the Company currently anticipates, or if the Company is unable to establish product markets for its new products or services, the Company's business, results of operation and financial condition would be materially adversely affected.

Substantial competition exists in the information technology consulting and software markets.

     Substantial competition exists in the information technology consulting and software markets. Additional competitors with greater financial, technical and marketing resources than the Company may enter the market and competition may intensify. Current or future competitors may develop products that are superior to the Company's products or achieve greater market acceptance due to pricing, sales channels or other factors, which could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

New technologies must be integrated into the Company's products if they are to remain competitive.

     The information technology consulting and software markets are characterized by rapidly changing technology and evolving industry standards. Therefore, it is difficult to predict the rate at which the market for the Company's services will grow, if at all, should it acquire ITAG and enter the information technology and software markets. If the market fails to grow, or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected. Even if the market does grow, there can be no assurance that the Company's products would achieve commercial success. The Company may find itself competing in markets for information technology consulting and software against other companies with much greater financial, marketing and other resources. Such competitors may be able to institute and sustain price wars, or imitate the features of the Company's services software, reducing prices and the Company's revenues and ITAG's current share of the market.

The Company's products must continually be improved if they are to remain competitive.

     Following the acquisition, the Company will be at risk if it is unable to continually upgrade and improve ITAG's software products and develop new products. The software industry is characterized by a constant flow of new or improved products, which quickly render existing products obsolete. The Company's competitors may develop technically superior and comparably priced software, which would have a material, adverse effect on the Company's prospects.

The Company must seek to protect its intellectual property.

     The Company considers the information technology software of ITAG and its other intellectual property to be of value and important to its business. At this time, the Company is unaware whether ITAG relies on copyright, trademark and trade secret laws, non-disclosure agreements or other contractual provisions to establish and maintain its intellectual property rights. The Company is also unaware whether ITAG has any patents or patent applications pending. Despite ITAG's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that ITAG regards as proprietary. There can be no assurance that the steps taken by the ITAG to protect its proprietary information will prevent misappropriation of such information. The cost of litigation necessary to enforce ITAG's proprietary rights may be prohibitive. Such steps may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products and services similar to those of ITAG.

     Although the Company believes that ITAG has the right to use all of the intellectual property incorporated in its products, third parties may claim that ITAG's products violate their proprietary rights, including copyrights and patents. If any such claims are made and found to be valid, the Company may have to reengineer ITAG's products or obtain licenses from third parties to continue offering its products. Any efforts to reengineer its products or obtain licenses from third parties may not be successful and could substantially increase the Company's costs and have a material adverse effect on the business, financial condition and results of operations of the Company.

Item 2: Properties

     The Company currently leases approximately 225 square feet of office space located at Suite 4200, Two Union Square, 601 Union Street, Seattle, Washington, 98101. The lease is for an initial term of six months commencing March 1, 2000 at a rate of $17,040 per year.

Item 3: Legal Proceedings

     The Company is not a party to, and none of the Company's property is subject to, any pending or threatened legal proceeding.

Item 4: Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5: Market for Registrant's Common Equity And Related Shareholder Matters

                           PRICE RANGE OF COMMON STOCK

     The Company's common stock has traded on the NASD Over-The-Counter Bulletin Board Market (the "OTCBB") since March 31, 1999 under the symbol SSLK. On July 2, 1999, the Company ceased trading on the OTCBB and began trading on the Over-The-Counter "Pink Sheets". In December 1999, the Company's common stock began trading on the OTCBB after the Company's Form 10 was filed and became effective with the Securities and Exchange Commission. The following is a summary of trading, on a calendar quarter basis, in the Company's common stock on the OTCBB and the "Pink Sheets" during 1999:

                   The NASD OTC Bulletin Board and Pink Sheets

         ------------------------------------------------------------------
              Quarter Presented      High           Low            Volume
         ------------------------------------------------------------------
         1st Quarter --1999          $6.25         $5.00           190,000
         (on March 31, 1999)
         ------------------------------------------------------------------
         2nd Quarter -- 1999         $9.75         $5.62           727,100
         ------------------------------------------------------------------
         3rd Quarter -- 1999         $8.00         $2.25           167,150
         ------------------------------------------------------------------
         4th Quarter -- 1999        $15.00         $5.25           234,000
         ------------------------------------------------------------------

     The prices reflected represent interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Other than described above, the Company's shares are not and have not been listed or quoted on any other exchange or quotation system. As of March 17, 2000, the Company had approximately 37 shareholders of record (including nominees and brokers holding street accounts) of the Company's common stock.

     The Company has never paid dividends on its shares. The Company currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

Item 6: Selected Financial Data

                             SELECTED FINANCIAL DATA

     The following selected financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with the Company's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report. The statement of operations data for the fiscal years ended December 31, 1999, 1998 and 1997 and the balance sheets dated at December 31, 1999 and 1998 presented below are derived from, and are qualified by reference to, the Company's financial statements, which appear elsewhere in this Annual Report.

                                                                              Years ended
                                                                             December  31,
                                                      -------------------------------------------------------------
                                                        1999         1998        1997      1996           1995
                                                                                           (unaudited) (unaudited)
                                                     -----------  ----------- ------------ ----------- ------------
Statement of Operations
Data:

  Operating Expenses .......................            107,243        2,079          --           --          --
  Net loss from
  discontinued operations ..................          1,112,985           --          --           --          --
  Net loss for the period ..................          1,220,228        2,079          --           --          --
  Earnings (loss) per
   common share ............................         $    (0.17)     $ (0.01)   $  (0.00)   $   (0.00)   $  (0.00)

  Weighted average shares
   outstanding .............................          7,229,461      445,833     100,000      100,000     100,000


                                                                           As At December 31,
                                                      -------------------------------------------------------------
                                                        1999         1998        1997        1996         1995
                                                                                          (unaudited)  (unaudited)
                                                     -----------  ----------- ------------ ----------- ------------
  Balance Sheet Data:

  Cash and cash equivalents ................         $   93,127     $    --     $     --    $      --    $     --
  Working capital
    (deficiency) ...........................           (168,826)         --           --           --          --

  Total assets .............................            237,828          --           --           --          --

  Non-current liabilities ..................                 --          --           --           --          --
  Stockholder's equity .....................         $  (82,728)    $    --     $     --    $      --    $     --


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company was incorporated in Florida on August 17, 1984, under the name Aida Industries, Inc. The Company began operations in January of 1999, and on March 24, 1999 changed its name from Aida Industries, Inc. to Shopping Sherlock, Inc. On May 26, 1999, the Company acquired all the issued and outstanding capital stock of SSI, whose sole asset was the Strategic Alliance Agreement with PLIC. Pursuant to the terms of an Agreement and Plan of Reorganization, the Company acquired all the shares of SSI's common stock for an aggregate of 2,000,000 shares of the Company's common stock. At the time of the acquisition, the controlling stockholder of SSI was Richard Stewart and, as a result of the acquisition, Mr. Stewart became a director and 20.0% percent shareholder of the Company. Mr. Stewart is also the President and Chief Executive Officer of PLIC.

     The Company is a development stage company that was formerly in the business of providing website hosting and e-business services as well as operating its own e-commerce website which sold consumer products over the Internet. The Company was inactive from its inception until the first quarter of 1999 when it initiated its software development program, developed and launched its beta site and commenced its e-commerce program. During the second quarter, the Company developed an e-commerce site for EYI, which to date has been its sole customer. During the third quarter, the Company developed an e-commerce website whereby consumers could purchase goods and participate in a reciprocal rebate program through its website, usrebatewarehouse.com.

     Due to a lack of working capital and disappointing financial results in fiscal year 1999, the Company's board of directors decided on January 2, 2000, that it would cease its website hosting, e-business services, and e-commerce operations. The Company's operations related to the EYI and the usrebatewarehouse.com websites did not generate material traffic or revenues in the fiscal year ended December 31, 1999, and the Company's efforts to raise additional significant sources of capital were unsuccessful. As a result, the Company decided to conserve its remaining cash reserves and terminated office leases, reduced staff, terminated all management and consulting contracts, and significantly reduced resources directed at keeping its e-commerce site operational.

     On January 27, 2000, the Company entered into the Redemption Agreement with PLIC, the Partnership and Richard Stewart under which the Company agreed to transfer a worldwide, non-exclusive, perpetual, fully-paid-up license to use, distribute or make derivative works from the Company's software that operates the EYI website and the usrebatewarehouse.com website in consideration for the redemption of approximately 2,000,000 shares of common stock by the Company that PLIC and the Partnership owned or had a right to purchase.

     On March 14, 2000, the shareholders of the Company at a special shareholder meeting approved of the terms of the Redemption Agreement and, as a result, the approximately 2,000,000 shares of common stock of the Company that PLIC and the Partnership owned or had a right to purchase were redeemed by the Company and were deemed authorized but unissued shares of the Company pursuant to Florida law.

     Due to the Company's lack of success in launching its website hosting, e-business services, and e-commerce businesses, the Company decided to change its business focus and explore the possibility of acquiring a viable operating company in a different industry. On March 8, 2000, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of it-softdialog AG ("ITAG"). Under the terms of the letter of intent, the Company intends to acquire 100% of the ITAG's outstanding securities in consideration for $8.0 million in cash, and up to 2,000,000 shares of common stock of the Company. Under the terms of the proposed transaction, it is anticipated that some of the executives of ITAG will assume senior executive positions as well as be invited to join the board of directors of the Company. In anticipation of the closing of the proposed acquisition, the Company also intends to seek shareholder approval to change its name to ASPi Europe Inc., a name the Company believes will better communicate its new business focus.

     The Company anticipates that it will require an additional $20.0 million in order to fund the proposed acquisition of ITAG as well as fund its operations over the next twelve months. The Company currently has sufficient working capital to support its current minimum operations through April 2000, and expects to enter into a short-term loan for approximately $50,000 in order to support its operations until additional financing is secured. In March 2000, the Company entered into an agreement with DJL whereby DJL will seek to raise capital for the Company through the issuance of the Company's capital stock. The Company is also currently exploring additional financing alternatives, including the possibility of a private equity offering. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, its may be unable to continue as a going concern.

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

     All operations of the Company were conducted through the Company from January 1999 to May 31, 1999. In May 1999, the Company acquired SSI, which had been inactive from its inception to May 31, 1999. On June 1, 1999, the Company transferred all of its operations to SSI. The Company accounted for the acquisition of SSI at nil value because of the common ownership between the Company, SSI and PLIC. SSI's only asset at the time of acquisition was the Strategic Alliance Agreement with PLIC signed on February 4, 1999. SSI's cost for the agreement was a $150,000 cash payment to PLIC. Because of the common ownership between SSI and PLIC, the $150,000 payment is treated as a preferential distribution to shareholders and is recorded in the consolidated financial statements as a reduction in equity.

For the Year Ended  December  31, 1999  Compared to the Year Ended  December 31,
1998

     Net Loss From Discontinued Operations. The Company ceased all of its operations on January 3, 2000 and, as a result, has combined all operating revenues and expenses related to the previous business under discontinued operations. The Company incurred a net loss from discontinued operations of $1,112,985 for the year ended December 31, 1999, and incurred no net loss from discontinued operations for the year ended December 31, 1998. This amount includes net revenues from discontinued operations of $46,113, the cost of revenue incurred from discontinued operations of $11,931, technical and system development expenses from discontinued operations of $345,058, sales and marketing expenses from discontinued operations of $152,037, general and administrative expenses from discontinued operations of $554,396 and an estimated loss on the disposal of fixed assets of $33,000 for the year ended December 31, 1999. The Company also wrote down the value of a loan to a third party by $35,865 for the year ended December 31, 1999, representing the amount management believes is collectable.

     Technical and system development expenses consist primarily of expenses incurred for the development and maintenance of the software required to support the Company's online stores, including employee compensation and the cost of developing and improving store content, Internet connectivity and operations. The significant costs were payroll and consulting expenses of $246,109 for the year ended December 31, 1999.

     Sales and marketing expenses consist of costs associated with designing and marketing the Company's online stores. Payroll expenses relating to merchandising, helpdesk, graphic design, advertising and promotion department employees were $123,826 for the year ended December 31, 1999.

     General and administrative expenses consist of management, compensation, rent for the research and development facilities, professional services, and travel. Payroll expenses relating to management and administrative personnel were $208,893 for the year ended December 31, 1999. Professional fees were $214,386 for the year ended December 31, 1999, reflecting the cost of raising funds, signing of agreements, and completing the Company's registration document.

     General and Administrative Expenses. General and administrative expenses consist of rent, secretarial services, telephone expense and other general corporate expenses. General and administrative expenses were $72,474 for the year ended December 31, 1999, compared with $2,079 of expenses for the year ended December 31, 1998. This increase reflected the substantially increased activity levels to support the Company's operations, all of which were undertaken in 1999. Payroll expenses relating to secretarial services and administrative personnel were $22,917 for the year ended December 31, 1999. General office expenses, including rent, telephone and courier expenses, were $49,557 for the year ended December 31, 1999.

     Interest Expense, net. Interest costs for the year ended December 31, 1999 were $28,623 which included $37,500 for the beneficial conversion feature on the subordinated convertible debt and the interest accrued on the note and $9,493 in interest income from short term deposit.

     Income Taxes. Shopping Sherlock has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

     As at December 31, 1999, the Company's consolidated cash position was $93,127, and the consolidated working capital deficit was $168,826.

     Since inception, the Company has financed its operations from capital contributions from shareholders and a subordinated convertible note. During the year ended December 31, 1999 the Company received proceeds of $1,250,000 from the sale of common stock and $150,000 from a 10% subordinate convertible note. On January 21, 2000, the note was converted into 63,116 shares of the Company's common stock. The Company currently has sufficient working capital to support its current minimum operations through April 2000, and is seeking to obtain a short-term loan for approximately $50,000 in order to support its operations until additional financing is secured. The Company anticipates that it will require an additional $20.0 million in order to fund the proposed acquisition of ITAG as well as fund its operations over the next twelve months. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern.

     Net cash used in operating activities was $1,063,986 for the year ended December 31, 1999, including a net loss of $1,220,228. The Company's current operating expenditures are approximately $10,000 per month and the Company plans to increase its operating expenditures significantly upon closing the proposed acquisition.

     The Company incurred capital expenditures of $116,189 for the year ended December 31, 1999. These expenditures were primarily for computer equipment and furniture and fixtures associated with the Company's continued new employee growth, new facilities and continued systems development. The Company did take a one-time write-off of fixed assets in the amount of $33,000 at year end to better reflect the true realizable value of the assets.

     The Company had entered into a lease for its office space located in Bellevue, Washington. The lease was terminated on January 24, 2000 with no penalty. On February 24, 2000, the Company entered into a lease for office space located in Seattle, Washington. The future minimum payments on the lease are $8,520 for 2000. This lease may be terminated upon sixty days written notice.

     The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital. Based on its existing capital resources, the Company believes that it will be able to fund current minimum operations through April 2000. The Company's capital requirements will depend on the successful negotiation and completion of a definitive agreement with ITAG. There is no assurance that the transaction contemplated will be completed. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions.

     The Company has been in the development stage since its inception. It has had no significant operating revenue to date, has accumulated losses of $1,223,307, and will require additional working capital to complete its acquisition of ITAG. This fact raises substantial doubt as to the Company's ability to continue as a going concern.

Year 2000 Issue

     Because many computer applications have been written using two digits rather than four to define the applicable year, some date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The year 2000 issue could result in system failures or miscalculations that could disrupt the Company's operations.

     To the best of the Company's knowledge, it has not experienced any systems failures or disruptions of its systems resulting from the year 2000 issue, although it continues to monitor its systems.

     As of December 31, 2000, the Company spent approximately $20,000 on year 2000 compliance. At this time, the Company does not expect to incur future expenditures relating to year 2000 compliance matters.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments, and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this Statement to have a significant impact on its results of operations, financial position or cash flows.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

     Market risk inherent in financial instruments outside the financial statements is considered immaterial.

Item 8: Financial Statements and Supplementary Data

     Reference is made to the financial statements listed under the heading "Financial Statements" of Item 14 herein, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On June 29, 1999, at the request of the Company, Barry L. Friedman, P.C., ("Friedman") resigned as its accountant engaged to audit the Company's financial statements. Friedman's report on the financial statements for the period prior to such resignation did not contain any adverse opinion, disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period preceding such resignation, Mr. Friedman and the Company did not have any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The decision to engage BDO Seidman, LLP as the Company's accountant to audit its financial statements was recommended by the board of directors of the Company.

                                    PART III

Item 10: Directors and Officers of the Registrant

     The following table sets forth certain information, as of March 17, 2000, concerning the Company's executive officers and directors and key employees of the Company:

Name                       Age           Position with the Company
----                       ---           -------------------------
Philip Garratt              49           President, Chief Executive Officer and
                                         Chairman
Patrick McGrath             28           Chief Financial Officer, Secretary and
                                         Treasurer
Raeanne Steele              46           Executive Vice-President of Sales and
                                         Marketing and a Director
Jasbir Dhaliwal             42           Director

     Philip J. Garratt has served as President, Chief Executive Officer and a director since June 1999. In March 2000, Mr. Garratt was appointed Chairman of the board of directors. From June 1994 to September 1998, Mr. Garratt served as President and Chief Executive Officer of CNH de Venezuela, a provider of high capacity wireless telephony and data transmission services in Venezuela. In 1993, Mr. Garratt founded Norcom Networks Corporation, a provider of value-added fixed and mobile communication services within North America. Prior to 1993, Mr. Garratt was President and Chief Executive Officer of Cycomm International, Inc., a telecommunications equipment company that provided secure wireless products for voice and data transmission.

     Patrick McGrath has served as the Chief Financial Officer and Secretary since April 1999. In March 2000, Mr. McGrath was appointed Treasurer of the Company. From January 1999, Mr. McGrath has also served as an independent consultant to Constellation 3D, Inc., an optical data storage company. From October 1996 to March 1999, Mr. McGrath worked as an accountant with
International Portfolio Management, a management consulting and accounting services firm. Prior to October 1996, Mr. McGrath served as an accountant for Vancouver Wharves, a grain terminal facility from February 1996 to October 1996. From July 1995 to October 1996, Mr. McGrath served as an accountant for Open Learning Agency, an educational institution. Mr. McGrath received his Bachelor of Commerce degree from Memorial University of Newfoundland in May 1995 and became a Certified General Accountant in 1999.

     Jasbir Dhaliwal has served as a director since April 1999. Since November 1998, Mr. Dhaliwal has also served as an Associate Professor with the Technical University of British Columbia and as the Director of its Centre for Electronic Commerce. Prior to November 1998, Mr. Dhaliwal served as the Deputy Director of the Centre for Management of Technology for the National University of Singapore from July 1993 to November 1998. Mr. Dhaliwal obtained his Bachelor of Accounting with Honors from the University of Malaya, Malaysia, and a Masters in Business Administration and Doctorate in Management Information Service from the University of British Columbia.

     Raeanne Steele has served as the Executive Vice-President of Sales and Marketing since January 1999 and as a director since June 1999. Prior to January 1999, Ms. Steele served as a private consultant providing contractual services to the private and public sector in business development, market research, business planning, and communications from January 1990 to January 1999. Ms. Steele received a Bachelor of Arts in Education and Master in Business Administration from the University of Alberta.

     On November 12, 1999, Jan Walter, the Company's Chief Technology Officer, resigned to pursue other professional opportunities. On March 2, 2000 Mitchell Eggers, the Company's Chief Operating Officer and acting Chief Technology Officer, resigned as part of the Company's new corporate strategy. On March 14, 2000, Richard Stewart resigned as a director of the Company as part of the Redemption Agreement. These vacancies are expected to be filled upon completing an acquisition of an operating business entity.

     Each director of the Company is elected for a period of one year at our annual meeting of shareholders and serves until the next annual meeting or until his successor is duly elected and qualified, unless his or her office is earlier vacated in accordance with the Bylaws of the Company. The executive officers serve at the discretion of the board, and are appointed annually.

     None of the Company's directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company. No director or executive officer of the Company has any family relationship with any other officer or director of the Company.

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater-than-10% shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 1999, its officers, directors and greater-than-10% shareholders complied with all Section 16(a) filing requirements.

Board Committees

     In July 1999, the board of directors established an audit committee, which is currently its only standing board committee.

     Audit Committee. The responsibilities of the Audit Committee include recommending independent accountants to the Company to audit the Company's financial statements, discussing the scope and results of the audit with the independent accountants, reviewing the Company's interim and year-end operating results with the Company's executive officers and the Company's independent accountants, considering the adequacy of the internal accounting controls, considering the audit procedures of the Company and reviewing the non-audit services to be performed by the independent accountants. The Audit Committee currently consists of Jasbir Dhaliwal and Philip Garratt.

Item 11: Executive Compensation

     The following table sets forth the compensation paid to the Company's Chief Executive Officer for the year ended December 31, 1999.

                                    Summary Compensation Table
                                    --------------------------
                                                                                   Long-Term
                                                                                  Compensation
                                                                                  ------------
                                                   Annual Compensation
                                                  ---------------------            Securities
Name and Principal Position                       Salary         Bonus         Underlying Options
---------------------------                       ------         -----         ------------------
Philip Garratt (1)..................     1999   $ 111,863(2)      -                 150,000
  President, Chief Executive Officer
  and Chairman
------------

(1)  Mr. Garratt became our Chief Executive Officer in June 1999.

(2) Includes $20,000 paid to 5215 Holding Ltd., a company which Mr. Garratt is the sole shareholder and serves as a director.


Option Grants in Last Fiscal Year

     The following table sets forth certain information regarding stock option grants to the Company's Chief Executive Officer during the year ended December 31, 1999. The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect the Company's projection or estimate of future stock price growth. Potential realizable values are computed by:

     o multiplying the number of shares of common stock subject to a given option by the exercise price;

     o assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire ten-year term of the option; and

     o    subtracting from that result the aggregate option exercise price.

                                              Option Grants in 1999
                                              ---------------------
                                                 Individual Grants
                      ------------------------------------------------------------------------
                      Number of Securities    Percent of Total      Exercise     Expiration      Potential Realizable
                       Underlying Options     Options Granted      Price (per      Date            Value at Assumed
                             Granted          to Employees in       share) (2)                   Annual Rates of Stock
                                               Fiscal Year (1)                                   Price Appreciation for
                                                                                                     Option Term
                                                                                                     -----------
Name                                                                                                 5%            10%
----                  -----------------      -----------------     -----------   ----------     ----------     ----------
Philip Garratt.............150,000(3)              18.89%           $5.00(4)      5/10/04          $1.57         $3.46
------------

----------------

(1)  During 1999, options to purchase 794,000 shares were issued to employees.

(2) The exercise price per share was equal to the fair market value of the Company's common stock on the date of grant as determined by the board of directors.

(3) Represents options vesting according to the following schedule: 50,000 options vesting at one year, 50,000 options vesting at two years, and 50,000 options vesting at three years.

(4) Mr. Garratt's option exercise price is $5.00 in year one and $6.00 in years two and three.


Option Exercises and Fiscal Year-End Values

     The following table sets forth for the Company's Chief Executive Officer the number of shares acquired upon exercise of stock options during the year ended December 31, 1999 and the number of shares subject to exercisable and unexercisable stock options held at December 31, 1999.

                                       Aggregated Option Exercises in 1999
                                            and Year-End Option Values
                                      ------------------------------------
                                                                      Number of
                                                                Securities Underlying
                                                                 Unexercised Options           Value of Unexercised
                                                                        at                   In-the-Money Options at
                                      Shares                     December 31, 1999            December 31, 1999(1)
                                     Acquired                     -----------------        ------------------------
                                        on         Value
Name                                 Exercise    Realized     Exercisable  Unexercisable     Exercisable Unexercisable
----                                 --------    --------     -----------  -------------     -------------------------
Philip Garratt..................         -       $      -         -           150,000        $       -     $ 500,000
------------

(1) The value of unexercised in-the-money options at December 31, 1999 is based on $9.00 per share, the closing price of the common stock at such time, less the exercise price per share.


Item 12: Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of December 31, 1999, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director of the Company,
(iii) each named executive officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                         Number of Shares          Percent of Total
Directors, Named Executive Officers and 5% Shareholders(1)            Beneficially Owned(2)         Shares Owned(3)
----------------------------------------------------------            ---------------------         ---------------
Richard Stewart(4)...............................                           1,800,000                     20%
  24254 San Fernando Road
  Newhall, CA  91321
Philip Garratt...................................                               -                          -
Patrick McGrath..................................                               -                          -
Raenne Steele....................................                               -                          -
Jasbir Dhaliwal..................................                               -                          -
All Directors and Officers as a group(4).........                           1,800,000                     20%

-----------------

(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after December 31, 1999, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership based on aggregate common stock outstanding as of December 31, 1999, together with the applicable options of such shareholder.

(3) Based on an aggregate of 9,000,000 shares of Company's common stock issued and outstanding as of December 31, 1999.

(4) Includes 600,000 shares of common stock held by PLIC, a corporation controlled by Mr. Stewart, and 1,200,000 shares of common stock held by the Partnership, a general partnership in which Mr. Stewart is a general partner. The shares held by on behalf of Mr. Stewart by PLIC and the Partnership were redeemed in their entirety by the Company pursuant to the Stock Redemption and Settlement Agreement dated January 27, 2000, which was approved by the shareholders on March 14, 2000, entered into by and among the Company, PLIC, the Partnership, and Mr. Stewart. Mr. Stewart currently does not beneficially own any shares of common stock of the Company.

Item 13: Certain Relationships and Related Transactions

Transactions with Management and Others

     Except as otherwise disclosed herein, no director, senior officer, principal shareholder, or any associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of the last financial year of the Company that has materially affected the Company, or any proposed transaction that would materially affect the Company, except for an interest arising from the ownership of shares of the Company where the member will receive no extra or special benefit or advantage not shared on a pro rata basis by all holders of shares in the capital of the Company.

     On May 26, 1999, the Company acquired SSI, an entity controlled by Richard Stewart, a director of the Company. The sole asset of SSI was the Strategic Alliance Agreement. Under the terms of the acquisition, entities controlled by Mr. Stewart received an aggregate of 1,800,000 shares of the Company's common stock.

     From January 1999 to December 31, 1999, the Company reimbursed 5215 Holdings Ltd., a company for which Philip Garratt is the sole shareholder and serves as a director, $57,781 for costs associated with the start-up of the Company's product development office in Vancouver. The Company paid 5215 Holdings Ltd. rent of $5,400 a month for the premises in Vancouver. This was an informal agreement that was cancelled January 3, 2000. The Company continues to reimburse 5215, at cost, for general and administrative expenses incurred by 5215 Holdings Ltd. on the Company's behalf.

     On February 4, 1999, the Company, through its wholly-owned subsidiary, entered into the Strategic Alliance Agreement with PLIC. Under the terms of the agreement, PLIC granted the Company the right to directly market the Company's online stores to members of PLIC's rebate shopping network, to place links to its website on websites sponsored by PLIC and to distribute memberships in PLIC's rebate shopping network. In addition, PLIC agreed to provide or to introduce the Company to transaction processing, product fulfillment and helpdesk services providers and to give the Company access to its list of participating merchants and product inventory on an ongoing basis. In exchange, the Company agreed, on an exclusive basis, to sell, market and honor PLIC product rebate network memberships and, subject to certain exceptions, to use PLIC's transaction processing and product fulfillment services. The Strategic Alliance Agreement was for a perpetual duration, but could be terminated by either party for cause. The Company paid to PLIC a one-time payment of $150,000 upon signing of the Strategic Alliance Agreement.

     In June 1999, the Company entered into employment agreements with Philip Garratt, Mitchell Eggers, Raeanne Steele, Patrick McGrath and Jan Walter. The Company also entered into a consulting agreement for non-technical services with John C. Jones, the former President and a former director of the Company for a term of six (6) months, which terminated on August 15, 1999, whereby Mr. Jones provided consulting services to the Company in exchange for a $5,000 per month fee and reimbursement of expenses previously approved by the Company that related to outside services retained by Mr. Jones, and any other direct costs incurred, and travel expenses. The Company also entered into a consulting agreement with the Technical University of British Columbia, or which Dr. Jasbir Dhaliwal is an associate professor, to provide consulting services at the rate of $3,500 per month. All such employment and consulting agreements with the Company were terminated as of January 3, 2000.

     On January 27, 2000, the Company entered into the Redemption Agreement with PLIC, the Partnership, and Richard Stewart under which the Company agreed to transfer a worldwide, non-exclusive, perpetual, fully-paid-up license to use, distribute or make derivative works from the Company's software that operates the EYI website and the usrebatewarehouse.com website in consideration for the redemption of approximately 2,000,000 shares of common stock by the Company that PLIC and the Partnership owned or had a right to purchase.

     On March 14, 2000, the shareholders of the Company at a special shareholder meeting approved of the terms of the Redemption Agreement and, as a result, the approximately 2,000,000 shares of common stock of the Company that PLIC and the Partnership owned or had a right to purchase were redeemed by the Company and were deemed authorized but unissued shares of the Company pursuant to Florida law.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

1. The following financial statements of the Registrant and the Report of Independent Certified Public Accountants thereon are included herewith in
     Item 8 above:

                                                                      Page
                                                                      ----
Report of Independent Certified Public Accountants.....................F-1
Consolidated Balance Sheets............................................F-2
Consolidated Statements of Operations..................................F-3
Consolidated Statements of Changes in Stockholders' Deficit............F-4
Consolidated Statements in Cash Flows..................................F-5
Notes to Financial Statements..........................................F-6

2. Consolidated financial statement schedules and Report of Independent Accountants in those schedules are included as follows:

     Not Applicable.

3.   Exhibits:

 Exhibit
  Number                Description
  ------                -----------
  2.1* Agreement and Plan of Reorganization dated as of May 17, 1999 by and among the registrant, Shopping Sherlock, Inc. (Delaware) and Shopping Acquisition Corp.

  3.1*         Articles of Incorporation, as amended, of the Company

  3.2*         Bylaws of the Company

  4.1*         Form of Common Stock Share Certificate

 10.1*         1999 Stock Option Plan

 10.2*         Form of Stock Option Agreement

 10.3*         Strategic   Alliance   Agreement:   E-commerce,   Marketing   and
               Operations dated February 4, 1999 by and between the registrant and Premier Lifestyles International Corporation

 10.4** Stock Redemption and Settlement Agreement dated January 27, 2000 by and among the registrant, Premier Lifestyles International Corporation, Stewart Family Partners, and Richard Stewart

 10.5 Letter of Intent dated March 8, 2000 by and among the registrant, Bernd Tiessen and Wolfgang Dertwinkel

 10.6 Letter of Intent dated March 8, 2000 by and between the registrant Markus Gildner

 10.7 Agency Agreement dated March 15, 2000 by and between the registrant and DJ Limited

 10.8*         Form of Independent Contractor Services Agreement

 10.9* Consulting Agreement for Non-Technical Services dated February 15, 1999 by and between the registrant and John C. Jones

 10.10* Consultant Agreement effective as of April 1, 1999 by and between the registrant and Technical University of British Columbia

 10.11* Employment Agreement dated June 24, 1999 by and between the registrant and Philip Garratt

 10.12* Employment Agreement dated June 24, 1999 by and between the registrant and Mitchell Eggers

 10.13* Employment Agreement dated June 24, 1999 by and between the registrant and Raeanne Steele

 10.14* Employment Agreement dated June 24, 1999 by and between the registrant and Jan Walter

 10.15* Employment Agreement dated June 24, 1999 by and between the registrant and Patrick McGrath

 10.16* Lease Agreement dated May 21, 1999 by and between the registrant and Spieker Properties, L.P.

 Exhibit
  Number                Description
  ------                -----------

 10.17 Master Officer Service Agreement dated February 24, 2000 by and between the registrant and HQ Global Workplace, Inc.

 10.18 Office Service Agreement dated February 24, 2000 by and between the registrant and HQ Global Workplace, Inc.

 16.1          Letter regarding change in Certifying Accountant

 27.1          Financial Data Schedule

------------------
* Incorporated by reference to the Company's Registration Statement on Form 10 (No. 000-26809)

** Incorporated by reference to the Company's Definitive Proxy Statement filed on February 29, 2000 (No. 000-26809)


4.   Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Shopping Sherlock, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2000.

                                     SHOPPING SHERLOCK, INC.


                                     By: /s/ Philip Garratt
                                         ---------------------------------------
                                     Philip Garratt, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of Shopping Sherlock, Inc. in the capacities and on the dates indicated.


Signature                       Title                              Date
---------                       -----                              ----

/s/ Philip Garratt
---------------------------     President, Chief Executive       March 29, 2000
  Philip Garratt                Officer and Chairman


/s/ Patrick McGrath
---------------------------     Secretary, Treasurer and Chief   March 29, 2000
Patrick McGrath                 Financial Officer


/s/ Raenne Steele
---------------------------     Executive Vice President of      March 29, 2000
Raenne Steele                   Sales and Marketing and a
                                Director


/s/ Jasbir Dhaliwal
---------------------------     Director                         March 29, 2000
Jasbir Dhaliwal

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)



                                               Consolidated Financial Statements




                                   From the date of inception  (August 17, 1984)
                                         and three years ended December 31, 1999

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)



================================================================================


                                               Consolidated Financial Statements


                                   From the date of inception  (August 17, 1984)
                                         and three years ended December 31, 1999

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)



                                                                        Contents

================================================================================




Report of Independent Certified Public Accountants......................    F-1

Financial Statements

   Consolidated Balance Sheets..........................................    F-2

   Consolidated Statements of Operations................................    F-3

   Consolidated Statements of Changes in Stockholders' Deficit..........    F-4

   Consolidated Statements of Cash Flows................................    F-5

   Notes to Financial Statements........................................    F-6

Report of Independent Certified Public Accountants

Board of Directors and Stockholders of
Shopping Sherlock, Inc.

We have audited the accompanying consolidated balance sheets of Shopping Sherlock, Inc. (a development stage company) and its subsidiaries ("the Company") as of December 31, 1999 and 1998 and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (August 17,
1984) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Shopping Sherlock, Inc. (a development stage company) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (August 17, 1984) through December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has been in the development stage since its inception and has accumulated losses of $1.2 million. In addition, in January 2000, the Company suspended all activities related to its e-commerce web sites and cancelled its employment, consulting and lease agreements and began liquidation shortly thereafter. Future revenue sources have not been secured and future operations are dependent upon the Company's ability to raise significant amounts of working capital to fund business acquisitions or development of a product. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BDO Seidman, LLP
Seattle, Washington

February 4, 2000, (Except for Note 10, which is as of March 8, 2000)

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)

                                                     Consolidated Balance Sheets
================================================================================

December 31,                                                                               1999               1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                       $       93,127        $         -
   Restricted cash                                                                         35,686                  -
   Prepaid expenses and deposits                                                           22,917                  -
-----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                      151,730                  -

Net assets to be disposed                                                                  86,098                  -
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                       $      237,828        $         -
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                                $       74,907        $         -
   Due to related party                                                                    95,033                  -
   Convertible note payable                                                               150,616                  -
-----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 320,556                  -
-----------------------------------------------------------------------------------------------------------------------
Stockholders' Deficit

   Common stock, $.001 par value; 50,000,000 shares authorized,
    9,000,000 and 1,000,000 issued and outstanding                                          9,000              1,000
   Additional paid in capital                                                           1,131,579              2,079
   Deficit accumulated during the development stage                                    (1,223,307)            (3,079)
-----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                               (82,728)                 -
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                        $      237,828        $         -
-----------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)

                                           Consolidated Statements of Operations
================================================================================


                                              Cumulative
                                            Amounts for the
                                             period from
                                               Inception                               Year ended
                                           (August 17, 1984)                           December 31,
                                                through          ----------------------------------------------------
                                            December 31,1999           1999             1998              1997
----------------------------------------------------------------------------------------------------------------------
  OPERATING EXPENSES

   General and administrative                $     75,553        $     72,474       $    2,079          $       -
   Depreciation and amortization                    6,146               6,146
   Interest expense, net                           28,623              28,623                -                  -
----------------------------------------------------------------------------------------------------------------------

  Total operating expenses                        110,322             107,243            2,079                  -
----------------------------------------------------------------------------------------------------------------------

  NET LOSS FROM DISCONTINUED
    OPERATIONS                                  1,112,985           1,112,985
----------------------------------------------------------------------------------------------------------------------
                                                1,112,985           1,112,985                                   -
----------------------------------------------------------------------------------------------------------------------
  Net loss                                  $  (1,223,307)       $ (1,220,228)      $   (2,079)         $       -
----------------------------------------------------------------------------------------------------------------------
  Net loss per share -
    Continuing operations                   $           -        $      (0.02)      $    (0.01)         $       -
    Discontinued operations                             -               (0.15)               -                  -
----------------------------------------------------------------------------------------------------------------------
  Net loss per share - basic and diluted    $                    $      (0.17)      $    (0.01)         $       -
----------------------------------------------------------------------------------------------------------------------
  Weighted average number of
    shares of common stock
    outstanding                                                     7,229,461          445,833            100,000
----------------------------------------------------------------------------------------------------------------------


                                 See accompanying notes to financial statements.

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)

                                Consolidated Statements of Stockholders' Deficit
================================================================================

                                                                                         Deficit
                                                                                       Accumulated
                                             Common Stock                                during
                                         --------------------         Additional      Development
                                         Shares        Amount      Paid-in Capital        Stage           Total
-----------------------------------------------------------------------------------------------------------------------
Shopping Sherlock, Inc. Activities
   (Formerly known as AIDA
   Industries):
     Issuance of common stock
     for cash                              100,000     $     100     $       900      $          -      $      1,000

Net Loss                                         -             -               -            (1,000)           (1,000)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1985                 100,000           100             900            (1,000)                -

Activity January 1986 through
December 31, 1997                                -             -               -                 -                 -
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                 100,000           100             900            (1,000)                -

 Issuance of Common stock for
   reinstatement fees - July 20,
   1998                                    900,000           900           1,179                 -             2,079

 Net Loss                                        -             -               -            (2,079)           (2,079)
-----------------------------------------------------------------------------------------------------------------------

 Balance, December 31, 1998              1,000,000         1,000           2,079            (3,079)                -

Sale of Common Stock for Cash
   ($.05/Share) - February 17, 1999      5,000,000         5,000         245,000                 -           250,000

Sale of Common Stock for Cash
   ($1.00/Share) - April 16, 1999        1,000,000         1,000         999,000                 -         1,000,000

Issuance of Common Stock for
   Acquisition of Shopping Sherlock
   - Delaware - May 26, 1999             2,000,000         2,000          (2,000)                -                 -

Cash distributed to significant
   shareholder - May 26, 1999                    -             -        (150,000)                -          (150,000)

Beneficial conversion discount of
   convertible debt - December 14,
   1999                                          -             -          37,500                 -            37,500

Net Loss                                         -             -               -        (1,220,228)       (1,220,228)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999               9,000,000     $   9,000     $ 1,131,579      $ (1,223,307)     $    (82,728)
-----------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)

                                           Consolidated Statements of Cash Flows
================================================================================


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             Cumulative Amounts
                                               for the period
                                               from Inception                           Year Ended
                                              (August 17, 1984)                        December 31,
                                                   through          ----------------------------------------------------
                                              December 31, 1999          1999              1998             1997
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                    $ (1,223,307)        $  (1,220,228)     $     (2,079)    $          -
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Discount amortization on convertible
       note payable                                  37,500                37,500                 -                -
     Depreciation                                    32,957                32,957                 -                -
     Provision for losses on assets held
       for liquidation                               68,865                68,865
     Change in assets and liabilities:
       Restricted cash                              (35,686)              (35,686)                -                -
       Prepaid expenses and deposits                (22,917)              (22,917)                -                -
       Accounts payable                              74,907                74,907                 -                -
       Accrued interest on convertible
         note payable                                   616                   616                 -                -
------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities            (1,067,065)           (1,063,986)           (2,079)               -
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   Acquisition of subsidiary                       (150,000)             (150,000)                -                -
   Purchase of furniture and equipment             (116,189)             (116,189)                -                -
   Increase in note receivable                      (71,731)              (71,731)                -                -
------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities              (187,920)             (187,920)                -                -
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Distribution to Stockholder                     (150,000)             (150,000)                -                -
   Proceeds from issuing common stock             1,253,079             1,250,000             2,079                -
   Advances from related party                       95,033                95,033                 -                -
   Proceeds from convertible note payable           150,000               150,000                 -                -
------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing
Activities                                        1,348,112             1,345,033             2,079                -
------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash
Equivalents                                          93,127                93,127                 -                -

Cash and Cash Equivalents, beginning of
period                                                    -                     -                 -                -
------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period       $     93,127         $      93,127      $          -                -
------------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements
================================================================================


NOTE 1:
Description of Business
and Summary of
Significant Accounting
Policies

          Operations - Shopping Sherlock, Inc. - Florida ("the Company") was incorporated in the State of Florida on August 17, 1984, under the name of AIDA Industries, Inc. ("AIDA"). From inception until July 20, 1998 there was no activity within AIDA. On July 20, 1998, AIDA amended its articles of incorporation to provide for a 1000:1 stock split, and to apply for listing on the OTC Bulletin Board. On March 24, 1999 AIDA changed its name to Shopping Sherlock, Inc.

          Business   Combination   -   Shopping   Sherlock,   Inc.   -  Delaware
          ("SSI-Delaware"), was organized and incorporated in the State of Delaware on January 20, 1999, for the purpose of developing and implementing an Internet based retail business providing discounts and purchase rebates to its customers. On February 4, 1999, SSI entered into a strategic marketing and operations agreement with Premier Lifestyles International Corporation ("PLIC"), a direct marketing and sales company, to provide certain Internet based services to PLIC's existing customers. SSI-Delaware paid PLIC a one-time fee of $150,000 upon signing of the agreement for access to its customer base. SSI-Delaware received an advance of $150,000 from the Company to pay the licensing fee to PLIC. SSI-Delaware began operations June 1, 1999.

          On May 26, 1999 the Company entered into an acquisition agreement with SSI-Delaware obtaining all rights and obligations under the agreement between SSI-Delaware and PLIC, whereby 2,000,000 shares of the Company's common stock were issued to the shareholders of SSI-Delaware for 100% of its common stock. Because of the common ownership between SSI-Delaware and PLIC, and the fact that the majority shareholder of SSI-Delaware and PLIC will hold a continuing equity position in the Company in excess of 10%, the marketing agreement acquired has been assigned no value in the Company's financial statements. The $150,000 paid to SSI-Delaware has been recorded as a capital distribution to stockholders in the financial statements of the Company.

          As discussed in Note 2, the PLIC agreement was  terminated  subsequent
          to  year-end,   and  the  Company  announced  the  suspension  of  all
          activities related to its e-commerce sites.

          Principles of Consolidation - The consolidated financial statements of the Company include the accounts of its subsidiary (SSI-Delaware) after elimination of intercompany balances and transactions.

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements
================================================================================


NOTE 1:
Description of Business
and Summary of
Significant Accounting
Policies
(continued)


          Accounting Estimates - The Company's financial statements are prepared in conformity Description of Business with generally accepted accounting principles which requires management to make and Summary of estimates and assumptions that affect the reported amounts of assets and liabilities Significant Accounting Policies and disclosure of contingent assets and liabilities at the date of the financial (continued) statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the estimates.

          Cash and Cash Equivalents - For the purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          Restricted Cash - Restricted cash represents sales proceeds from the Company's e-commerce web sites, held by the bank responsible for clearing the Company's e-commerce transactions. The cash will be remitted to the Company at various times after December 31, 1999, but not exceeding six months from year-end.

          Furniture and Equipment - Furniture and equipment are stated at cost. Depreciation and amortization are computed utilizing straight-line and accelerated methods over estimated useful lives ranging from 3 to 5 years.

          In conjunction with the cancellation of the Company's e-commerce web sites, the Company is in the process of liquidating all its furniture and equipment, which is included in assets held for liquidation in the financial statements.

          Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements
================================================================================


NOTE 1:
Description of Business
and Summary of
Significant Accounting
Policies
(continued)


          Income Taxes - The Company accounts for income taxes in accordance with the Description of Business provisions of Statement of Financial Accounting Standards No. 109, "Accounting for and Summary of Income Taxes," ("SFAS 109"). SFAS 109 requires the recognition of deferred tax Significant Accounting Policies assets and liabilities for the expected future income tax consequences of events that (continued) have been recognized in a company's financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and their tax basis using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are provided when management determines that the realization of deferred tax assets fails to meet the more likely than not standard imposed by SFAS 109.

          Net Loss Per Share - Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Per share information for all prior periods have been adjusted to reflect the 1,000:1 stock split declared on July 20, 1998.

NOTE 2:
Discontinued
Operations

          The Company has been in the development stage since its inception and has accumulated losses of $1,223,307. On January 2, 2000, the Company's Board of Directors decided to terminate all activity of its two e-commerce web sites as adequate volume was not generated and adequate levels of additional working capital could not be raised. All employment, consulting, and long term lease agreements have been cancelled.

          On January 27, 2000, the Company announced it had an agreement in principle with PLIC and a significant shareholder whereby the Company will turn over its two existing e-commerce web sites to PLIC in exchange for approximately 2 million shares of the Company's common stock held by PLIC and officers of PLIC.

          The Company is looking for new business opportunities and has enough money to sustain minimum operations through April 2000. It believes it can raise additional amounts in the interim periods to cover any additional working capital requirements that may arise. The Company will seek to raise funds when a new business opportunity has been negotiated by its Board of Directors.

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements
================================================================================


NOTE 2:
Discontinued
Operations
(continued)


          The net assets to be disposed, recorded in the consolidated financial statements at Discontinued December 31, 1999, include management's estimates in accordance with Accounting Operations Principles Board
          (APB) Opinion No. 30 "Reporting the Results of Operations-Reporting (continued) the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and consist of the following assets of the discontinued e-commerce operations:

                                                                 Amount
          ----------------------------------------------------------------

          Advance Receivable                             $       71,730
          Furniture and equipment                                37,533
          Computer hardware and software                         45,700
          ----------------------------------------------------------------
                                                                154,963
          Estimated loss on disposal                            (68,865)
          ----------------------------------------------------------------
          Net assets to be disposed                      $       86,098
          ----------------------------------------------------------------

NOTE 3:
Securities Issues

          In anticipation of the merger with SSI, the Company sold unregistered securities in two separate transactions.

          On February 17, 1999, the Company issued 5,000,000 shares of common stock at a price of $0.05 per share for an aggregate purchase price of $250,000. The shares were sold to 20 holders, all of whom were outside the United States, pursuant to an exemption from registration under Rule 504 of Regulation D under the Securities Act of 1933, as amended.

          On April 16, 1999 the Company issued 1,000,000 shares of common stock at a price of $1.00 per share for an aggregate purchase price of $1,000,000. The shares were sold to 17 holders, all of whom were outside the United States, pursuant to an exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933.

NOTE 4:
Related Party
Transactions

          Certain operating expenses are paid by a related company, which in turn is reimbursed by the Company. For the year ended December 31, 1999, the Company reimbursed the related company $57,781. In addition, the Company paid the related company $48,672 under an informal rental agreement, which includes $11,500 of prepaid expenses and deposits. The agreement may be cancelled at any time. At December 31, 1999, $5,708 is included in due to related party.

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements
================================================================================


NOTE 4:
Related Party
Transactions
(continued)

          The Company retained all key employees under consulting agreements until June 24, 1999. At that time, the Company entered into employment contracts replacing the (continued) consulting agreements with these employees. The contracts run from month to month and may be terminated upon 30 days notice. The aggregate obligation under these agreements is $35,200 per month, the same amounts that were paid under the previous consulting agreements. The expense of these agreements totaled $367,363, of which $72,254 was for individuals who were no longer key employees at the end of the year. At December 31, 1999, $89,325 is included in due to related party. All employment contracts were cancelled on January 3, 2000 as part of the termination of the Company's e-commerce activities.

          In April 1999, the Company entered into a one year consulting contract with a university in British Columbia, Canada where one of the Company's directors is an instructor. The Company pays $3,500 per month, of which $31,231 is included in expenses for the year ended December 31, 1999. The contract was cancelled on January 3, 2000 as part of the termination of the Company's e-commerce activities.

          In 1999 the Company purchased $57,000 in fixed assets from a company owned by one of its key employees.

NOTE 5:
Stock Options

          The Company implemented a stock option plan ("the Plan") on July 1, 1999 for the benefit of its officers, directors and key employees. Options to purchase 794,000 shares have been granted under the Plan, and the Company has reserved 794,000 shares. The options will vest over three years from the date of grant, and expire on May 10, 2004.

          At December 31, 1999 there were 588,000 options outstanding, with 173,000 options at a strike price of $5 per share and 415,000 options at a strike price of $6 per share, resulting in a weighted average strike price of $5.71. None of the options were vested at year-end. The Company has elected to account for these options in accordance with APB No.25, therefore no compensation expense was recognized as the strike price of the option was equal to the fair market value of the stock at date of grant. Subsequent to December 31, 1999, the Company reduced the number of shares granted under the plan to 305,000 shares, after suspension of its e-commerce activities.

                                                         Shopping Sherlock, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements
================================================================================


NOTE 5:
Stock Options
(continued)

          Pro forma information regarding net loss and net loss per share, as required by FAS No.123, has been estimated using a Black - Scholes multiple option pricing model with (continued) the following assumptions: Risk free interest rate of 5.43%, expected volatility of 451%, expected life of 36 months, and no expected dividend. Proforma net loss and net loss per share is $1,877,700 and $0.26, respectively.

NOTE 6:
Income Taxes

          At December 31, 1999 the Company has net deferred tax assets of $414,800 primarily due to net operating loss carry forwards, which begin to expire in 2018. A 100% valuation allowance has been recorded against the deferred tax asset as management has yet to establish that recovery of this asset is more likely than not.


NOTE 7:
Convertible Note
Payable

          On December 14, 1999, the Company issued $150,000 of convertible subordinated debt to The Silver Trust. The note is due March 31, 2000 with interest at the rate of 10% per annum. The note is convertible into common stock at a price equal to 80% of the trading price of the common stock on the date such advance was converted. The quoted price for the Company's stock on December 14, 1999 was $11, resulting in a deemed beneficial conversion feature and discount of approximately $37,500, which was recorded as an increase to additional paid-in capital and interest expense. Accrued interest at December 31, 1999 was $616. On January 21, 2000, the note and the related accrued interest were converted into 63,116 shares of the Company's common stock.

NOTE 8:
Operating Leases

          In addition to the informal rent agreement discussed above, the Company leases office space under an operating lease through March 2001. Future minimum lease payments approximate $41,400 in 2000, and $10,400 in 2001. All long term facilities lease agreements were cancelled in January and February 2000, as part of the Company's termination of its e-commerce activities.

NOTE 9:
Subsequent Events

          In March 2000, the Company entered into a Letter of Intent to acquire all of the issued and outstanding equity securities of it-softdialog AG, an established Information Technology business headquartered in Germany. Under the terms of the Letter of Intent, total consideration consists of $8.0 million in cash and up to 2,000,000 common shares of the Company.

          The Company expects to raise the cash for the transaction through private placement sales of either debt or equity. Upon closing of the acquisition, the Company intends to change its name to ASPi Europe, Inc.

                                  EXHIBIT INDEX
                                  -------------

 Exhibit
  Number                Description
  ------                -----------
  2.1* Agreement and Plan of Reorganization dated as of May 17, 1999 by and among the registrant, Shopping Sherlock, Inc. (Delaware) and Shopping Acquisition Corp.

  3.1*         Articles of Incorporation, as amended, of the Company

  3.2*         Bylaws of the Company

  4.1*         Form of Common Stock Share Certificate

 10.1*         1999 Stock Option Plan

 10.2*         Form of Stock Option Agreement

 10.3*         Strategic   Alliance   Agreement:   E-commerce,   Marketing   and
               Operations dated February 4, 1999 by and between the registrant and Premier Lifestyles International Corporation

 10.4** Stock Redemption and Settlement Agreement dated January 27, 2000 by and among the registrant, Premier Lifestyles International Corporation, Stewart Family Partners, and Richard Stewart

 10.5 Letter of Intent dated March 8, 2000 by and among the registrant, Bernd Tiessen and Wolfgang Dertwinkel

 10.6 Letter of Intent dated March 8, 2000 by and between the registrant Markus Gildner

 10.7 Agency Agreement dated March 15, 2000 by and between the registrant and DJ Limited

 10.8*         Form of Independent Contractor Services Agreement

 10.9* Consulting Agreement for Non-Technical Services dated February 15, 1999 by and between the registrant and John C. Jones

 10.10* Consultant Agreement effective as of April 1, 1999 by and between the registrant and Technical University of British Columbia

 10.11* Employment Agreement dated June 24, 1999 by and between the registrant and Philip Garratt

 10.12* Employment Agreement dated June 24, 1999 by and between the registrant and Mitchell Eggers

 10.13* Employment Agreement dated June 24, 1999 by and between the registrant and Raeanne Steele

 10.14* Employment Agreement dated June 24, 1999 by and between the registrant and Jan Walter

 10.15* Employment Agreement dated June 24, 1999 by and between the registrant and Patrick McGrath

 10.16* Lease Agreement dated May 21, 1999 by and between the registrant and Spieker Properties, L.P.

 10.17 Master Officer Service Agreement dated February 24, 2000 by and between the registrant and HQ Global Workplace, Inc.

 10.18 Office Service Agreement dated February 24, 2000 by and between the registrant and HQ Global Workplace, Inc.

 16.1          Letter regarding change in Certifying Accountant

 27.1          Financial Data Schedule

------------------
* Incorporated by reference to the Company's Registration Statement on Form 10 (No. 000-26809)

** Incorporated by reference to the Company's Definitive Proxy Statement filed on February 29, 2000 (No. 000-26809)