Form 10-Q
period 2000-03-31
SHOPPING SHERLOCK INC
filed 2000-05-15
CIK 1089525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________

                         Commission file number 0-26809

                                ASPI EUROPE, INC.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                    91-1962104
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                                Two Union Square
                          601 Union Street, Suite 4200
                               Seattle, Washington
                                      98101
                    (Address of principal executive offices)

                                 (206) 652-3675

              (Registrant's telephone number, including area code)


                             SHOPPING SHERLOCK, INC.
              (Former name, former address, and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

       The number of outstanding shares of common stock, $0.001 par value, of the registrant at March 31, 2000 was 7,063,116.

                                ASPI EUROPE, INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended March 31, 2000

                                                                                                       Page
                                                                                                       ----
PART I --  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS...................................................................1

                      Consolidated Balance Sheets........................................................1

                      Consolidated Statements of Operations and Deficit..................................2

                      Consolidated Statements of Stockholders Deficit....................................3

                      Consolidated Statements of Cashflow................................................4

                      Notes to Consolidated Financial Statements.........................................5

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS .................................................................8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................12

PART II  --  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.....................................................................13

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................13

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................................13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................13

         ITEM 5.  OTHER INFORMATION.....................................................................14

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................14


SIGNATURES        ......................................................................................15

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,        December 31,
                                                                                   2000               1999
                                                                                (unaudited)
--------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current Assets
   Cash and cash equivalents                                                 $    31,716        $    93,127
   Restricted cash                                                                17,873             35,686
   Prepaid expenses and deposits                                                   2,878             22,917
--------------------------------------------------------------------------------------------------------------
Total Current Assets                                                              52,467            151,730

Net assets to be disposed                                                         42,835             86,098
--------------------------------------------------------------------------------------------------------------
Total Assets                                                                 $    95,302        $   237,828
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                          $   166,463        $    74,907
   Due to related party                                                           98,463             95,033
   Convertible note payable                                                            -            150,616
--------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                        264,926            320,556
--------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
   Common stock, $.001 par value; 50,000,000 shares authorized,
   7,063,116 and 9,000,000 issued and outstanding                                  7,063              9,000
   Additional paid-in capital                                                  2,159,328          1,131,579
   Deficit accumulated during the development stage                           (2,336,015)        (1,223,307)
--------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                                     (169,624)           (82,728)
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                  $    95,302        $   237,828
--------------------------------------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
            FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2000               1999
--------------------------------------------------------------------------------
  OPERATING EXPENSES
   General and administrative                 $    124,809          $   10,306
   Noncash stock-based compensation                 68,334                   -
   Financial consulting fee                      1,156,000                   -
   Depreciation and amortization                     2,221                 624
   Interest expense, net                               500                   -
--------------------------------------------------------------------------------

  Total operating expenses                       1,351,864              10,930
--------------------------------------------------------------------------------

  NET (GAIN) LOSS FROM DISCONTINUED
  OPERATIONS                                      (239,156)            135,142
--------------------------------------------------------------------------------
  Net loss                                    $ (1,112,708)         $ (146,072)
--------------------------------------------------------------------------------

  Net (loss) gain per share -
   Continuing operations                      $      (0.16)         $    (0.00)
   Discontinued operations                            0.03               (0.03)
--------------------------------------------------------------------------------

  Net loss per share - basic and diluted      $      (0.13)         $    (0.03)
--------------------------------------------------------------------------------

  Weighted average number of shares
    of common stock outstanding                  8,396,449           4,333,333
--------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (Unaudited )

                                                                                         Deficit
                                                                                        Accumulated
                                             Common Stock            Additional         During the
                                         Shares        Amount      Paid-in Capital    Development Stage      Total
-----------------------------------------------------------------------------------------------------------------------
ASPi Europe, Inc. Activities
(Formerly Shopping Sherlock, Inc.
and AIDA Industries, Inc.):
 Issuance of common stock for cash      100,000      $    100       $      900       $         -        $    1,000

Net Loss                                      -             -                -            (1,000)           (1,000)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1985              100,000           100              900            (1,000)                -

Activity January 1986 through
December 31, 1997                             -             -                -                 -                 -
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997              100,000           100              900            (1,000)                -

 Issuance of Common stock for
   reinstatement fees - July 20,
   1998                                 900,000           900            1,179                 -             2,079

 Net Loss                                     -             -                -            (2,079)           (2,079)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998            1,000,000         1,000            2,079            (3,079)                -

Sale of Common Stock for Cash
   ($.05/Share) - February 17, 1999   5,000,000         5,000          245,000                 -           250,000

Sale of Common Stock for Cash
   ($1.00/Share) - April 16, 1999     1,000,000         1,000          999,000                 -         1,000,000

Issuance of Common Stock for
   Acquisition of Shopping Sherlock
   - Delaware - May 26, 1999          2,000,000         2,000           (2,000)                -                 -

Cash distributed to significant
   stockholder - May 26, 1999                 -             -         (150,000)                -          (150,000)

Beneficial conversion discount of
   convertible debt - December 14,
   1999                                       -             -           37,500                 -            37,500

Net Loss                                      -             -                -        (1,220,228)       (1,220,228)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999            9,000,000      $  9,000       $1,131,579      $ (1,223,307)       $  (82,728)

Conversion of Convertible debt
   ($2.80/Share) - January 21, 2000      63,116            63          151,415                 -           151,478

Compensation related to issuance of
   stock options - February 7, 2000                                     68,334                 -            68,334

Warrants issued relating to
   financial consulting fees
   - March 17, 2000                                                  1,156,000                 -         1,156,000

Redemption of Common Stock for
   Software License - March 27,
   2000                              (2,000,000)       (2,000)        (348,000)                -          (350,000)

Net Loss                                      -             -                -        (1,112,708)       (1,112,708)
-----------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000               7,063,116      $  7,063       $2,159,328      $ (2,336,015)       $ (169,624)
-----------------------------------------------------------------------------------------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASHFLOWS
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited )



                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                               2000                 1999
---------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                              $ (1,112,708)         $   (146,072)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Shares redeemed for sale of software license          (350,000)                    -
       Noncash Stock-based compensation                        68,334                     -
       Warrants issued relating to financial
         consulting fees                                   (1,156,000)                    -
       Depreciation                                             5,397                 1,112
       Provision for losses on assets held
         for liquidation                                       35,866                     -
       Change in assets and liabilities:
         Restricted cash                                       17,813                     -
         Prepaid expenses and deposits                         20,039               (43,342)
         Accounts payable                                      91,556                57,572
         Accrued interest on convertible
           note payable                                           862                     -
---------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                         (66,841)             (130,730)
---------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   (Purchase) sale of furniture and equipment                   2,000               (39,507)
---------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities             2,000               (39,507)
---------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Proceeds from issuing common stock                               -               250,000
   Proceeds from advances pending subscriptions                     -               932,318
   Advances from related party                                  3,430                 7,500
---------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                       3,430             1,189,818
---------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents          (61,411)            1,019,581
Cash and Cash Equivalents, beginning of period                 93,127                     -
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                  $    31,716          $  1,019,581
---------------------------------------------------------------------------------------------
Non-cash Financing Activity
Conversion of note payable to common stock              $     151,478         $           -
---------------------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BUSINESS DESCRIPTION

ASPi Europe, Inc. ("the Company") was incorporated in the State of Florida on August 17, 1984, under the name of AIDA Industries, Inc. From its inception until July 20, 1998, there was no activity within the Company. On July 20, 1998, the Company amended its Articles of Incorporation to provide for a thousand to one (1000:1) stock split, and applied for listing on the OTC Bulletin Board. The Company began operations in January of 1999, and on March 24, 1999, the Company changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc.

On May 26, 1999, the Company entered into an acquisition agreement with Shopping Sherlock, Inc. ("SSI"), a corporation organized and incorporated in the State of Delaware on January 20, 1999, for the purpose of developing and implementing its website hosting and e-business services as well as developing its own e-commerce website to sell consumer products over the Internet through discounts and purchase rebates to its customers. The Company acquired 100% of the common stock of SSI in exchange for the issuance of a total of 2,000,000 shares of the Company's common stock to the shareholders of SSI, namely Premier Lifestyles International Corporation ("PLIC") and Stewart Family Partners (the "Partnership").

On January 2, 2000, the Company's board of directors decided to cease its website hosting and e-business services as well as its e-commerce operations due to a lack of working capital and disappointing financial results. On January 27, 2000, the Company entered into the Stock Redemption and Settlement Agreement (the "Redemption Agreement") with PLIC, the Partnership, and Richard Stewart under which the Company agreed to transfer a worldwide, non-exclusive, perpetual, fully-paid-up license to use, distribute or make derivative works from the Company's software designed to operate and host websites in consideration for the redemption of the 2,000,000 shares of the Company's common stock that PLIC and the Partnership owned or had a right to purchase.

On March 14, 2000, the shareholders of the Company at a special shareholder meeting approved of the terms of the Redemption Agreement and, as a result, the 2,000,000 shares of common stock that PLIC and the Partnership owned or had a right to purchase were redeemed by the Company and were deemed authorized but unissued shares of the Company pursuant to Florida law.

Due to the Company's lack of success in launching its website hosting and e-business services as well as its e-commerce business, the Company decided to change its business focus and explore the possibility of acquiring a viable operating company in a different industry. On March 8, 2000, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of it-softdialog AG ("ITAG"), an established information technology consulting company with its headquarters in Germany. Under the terms of the letter of intent, the Company intends to acquire 100% of ITAG's outstanding securities in consideration for $8.0 million in cash, and up to 2,000,000 shares of common stock of the Company.

The Company is currently renegotiating the terms of this letter of intent, and the terms of the proposed transaction may be materially different than the terms previously negotiated by the parties. In addition, there can be no assurance that the transaction contemplated will be completed between the Company and ITAG. In anticipation of the closing of the proposed acquisition, however, on May 2, 2000, the Company received shareholder approval to change its name from Shopping Sherlock, Inc. to ASPi Europe, Inc., and on May 5, 2000, the Company changed its name to ASPi Europe, Inc.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of March 31, 2000, and the related statements of operations, stockholders deficit and cash flows for the period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

The Company has been in the development stage since its inception. It has no significant operating revenue to date, has accumulated losses of $2,336,015, and will require additional working capital to complete its acquisition of ITAG. This fact raises substantial doubt as to the Company's ability to continue as a going concern.


3.   INCOME TAXES

The Company records its provision for income taxes using the liability method. Under this method deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

4.   NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding. Per share information for all prior periods have been adjusted to reflect the 1,000:1 stock split declared on July 20, 1998. As of March 31, 2000, the Company had outstanding options to purchase 305,000 shares of common stock and outstanding warrants to purchase 50,000 shares of common stock which were not included in the calculation of loss per share as their effect was anti-dilutive.

5.   BUSINESS COMBINATION

On May 26, 1999 the Company entered into an acquisition agreement by which the Company acquired 100% of SSI in consideration of 2,000,000 of the Company's common stock. At the time of acquisition, the controlling shareholder of SSI was Richard Stewart and, as a result of the acquisition, Mr. Stewart became a director and 20% shareholder of the Company. Mr. Stewart is also the President and Chief Executive Officer of PLIC. Because of the common ownership between SSI and PLIC, and the fact that the majority shareholder of SSI and PLIC will hold a continuing equity position in the Company in excess of 10%, the marketing agreement acquired has been assigned no value in the Company's financial statements. The $150,000 paid to SSI has been recorded as a capital distribution to shareholders in the financial statements of the Company.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.   ISSUANCE OF SECURITIES

     On January 21, 2000, the 10% subordinated convertible note, representing the principal amount of $150,000 and the related accrued interest, was converted into 63,116 shares of the Company's common stock. The conversion ratio was 80% of the closing price of the Company's common stock on the date of conversion.

     On March 15, 2000, the Company entered into an agency agreement with DJ Limited ("DJL") and issued 50,000 warrants to DJL to purchase the Company's common stock at a purchase price of $14.50 per share. These warrants will expire on March 15, 2005. The agency agreement called for DJL to provide the Company with the necessary funding, on a best efforts basis, to close the proposed acquisition of ITAG and provide additional working capital. The warrants were accounted for under EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Service" such that the relative fair value ascribed to the warrants will be measured under the Black-Scholes method at the end of each interim financial reporting period until the warrants have been exercised. The Company recorded $1,156,000 as a financial consulting fee and an addition to paid-in capital of stockholders' deficit for the quarter ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the Company's limited operating history, history of losses, need for additional financing, uncertainty about its ability to continue as a going concern, risk related to future acquisitions and strategic alliances, dependence on key personnel, directors' and officers' involvement in other projects, such factors related to the Company's proposed acquisition of it-softdialog AG ("ITAG") including, but are not limited to:
ITAG's limited operating history, dependence on key personnel, reliance on key third-party relationships, risks involving the management of growth, product development risks and risks of technological change, competition, the Company's ability to protect ITAG's intellectual property rights and the other risks and uncertainties described in the Company's 10-K filed with the Securities and Exchange Commission on March 30, 2000. "We," "our," "us" and the "Company" refer to ASPi Europe, Inc., our subsidiary, and the Company's former corporate names AIDA Industries, Inc. and Shopping Sherlock, Inc.

Overview

The Company was incorporated in Florida on August 17, 1984, under the name AIDA Industries, Inc. The Company began operations in January of 1999, and on March 24, 1999 changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc.

On May 26, 1999,  the Company  acquired all the issued and  outstanding  capital stock of Shopping Sherlock, Inc., a Delaware corporation ("SSI"), for the purpose of developing and implementing its website hosting and e-commerce services as well as developing its own e-commerce website to sell consumer products over the Internet through discounts and purchase rebates to its customers. The Company acquired 100% of the common stock of SSI in exchange for the issuance of a total of 2,000,000 shares of the Company's common stock to the shareholders of SSI, namely Premier Lifestyles International Corporation ("PLIC") and Stewart Family Partners (the "Partnership"). At the time of the acquisition, the controlling shareholder of SSI was Richard Stewart and, as a result of the acquisition, Mr. Stewart became a director and 20% percent shareholder of the Company. Mr. Stewart is also the President and Chief Executive Officer of PLIC.

Due to a lack of working capital and disappointing financial results in fiscal year 1999, however, the Company's board of directors decided on January 2, 2000 that it would cease its website hosting and e-business services as well as its e-commerce operations. The Company's operations did not generate material traffic or revenues in the fiscal year ended December 31, 1999, and its efforts to raise additional significant sources of capital were unsuccessful. As a result, the Company decided to conserve its remaining cash reserves and terminated office leases, reduced staff, terminated all management and consulting contracts, and significantly reduced resources directed at keeping its e-commerce site operational.

On January 27, 2000, the Company entered into the Stock Redemption and Settlement Agreement (the "Redemption Agreement") with PLIC, the Partnership and Richard Stewart under which the Company agreed to transfer a worldwide, non-exclusive, perpetual, fully-paid-up license to use, distribute or make derivative works from the Company's software designed to operate and host websites in consideration for the redemption of approximately 2,000,000 shares of common stock by the Company that PLIC and the Partnership owned or had a right to purchase.

On March 14, 2000, the shareholders of the Company, at a special shareholder meeting, approved of the terms of the Redemption Agreement and, as a result, the 2,000,000 shares of common stock were deemed authorized but unissued shares of the Company pursuant to Florida law. The software license had a deemed value of $350,000 based on the actual expenditures incurred by the Company to develop the software in 1999.

Due to the Company's lack of success in launching its website hosting and e-business services and its e-commerce operations, the Company decided to change its business focus and explore the possibility of acquiring a viable operating company in a different industry. On March 8, 2000, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of ITAG. Under the terms of the letter of intent, the Company intends to acquire 100% of ITAG's outstanding securities in consideration for $8.0 million in cash, and up to 2,000,000 shares of the Company's common stock. Under the terms of the proposed transaction, it is anticipated that some of the executives of ITAG will assume senior executive positions as well as be invited to join the board of directors of the Company.

The Company is currently renegotiating the terms of this letter of intent, and the terms of the proposed transaction may be materially different than the terms previously negotiated by the parties. In addition, there can be no assurance that the transaction contemplated will be completed between the Company and ITAG.

The Company anticipates that it will require up to an additional $20 million in order to fund the proposed acquisition of ITAG as well as fund its operations over the next twelve months. The Company currently has sufficient working capital to support its current minimum operations through June 2000. In March 2000, the Company entered into an agreement with DJ Limited ("DJL") whereby DJL will seek to raise capital for the Company through the issuance of the Company's capital stock. DJL was issued 50,000 warrants at an exercise price of $14.50 as compensation for undertaking the capital raising efforts, on a best efforts basis, for the proposed acquisition of ITAG. The Company is also currently exploring additional financing alternatives, including the possibility of a private equity offering. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, its may be unable to continue as a going concern.

In anticipation of the closing of the proposed acquisition, however, the Company received shareholder approval on May 2, 2000, to change its name from Shopping Sherlock, Inc. to ASPi Europe, Inc., and on May 5, 2000, the Company changed its name to ASPi Europe, Inc.

On March 2, 2000, Mitchell Eggers, the Company's Chief Operating Officer and acting Chief Technology Officer, resigned and on March 14, 2000, Richard Stewart resigned as a director of the Company as part of the Redemption Agreement. These vacancies are expected to be filled upon completion of the acquisition of ITAG or another operating business entity.

Results of Operations

In January, 2000, the Company's wholly owned subsidiary, SSI, became inactive due to the curtailing of substantially all operations of the Company. All remaining administration operations of the Company will be performed in the parent company.

For the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Net Gain/Loss From Discontinued Operations. The Company ceased substantially all of its operations on January 3, 2000 and, as a result, has combined all operating revenues and expenses related to the previous business under discontinued operations. The Company incurred a net gain from discontinued operations of $239,156 for the three months ended March 31, 2000, compared with a net loss of $135,142 for the three months ended March 31, 1999.

This amount includes a gain on the sale of a software licence of $350,000 for the three months ended March 31, 2000, compared with no gain on the sale of software licenses for the three months ended March 31, 1999. The Company incurred $15,812 for the cost of revenue from discontinued operations for the three months ended March 31, 2000, compared with no costs of revenue from discontinued operations for the three months ended March 31, 1999. The Company incurred $10,979 technical and system development expenses from discontinued operations for the three months ended March 31, 2000, compared with $31,085 for the three months ended March 31, 1999. The Company incurred $5,305 for sales and marketing expenses from discontinued operations for the three months ended March 31, 2000, compared with $12,668 for the three months ended March 31, 1999. The Company incurred $42,883 for general and administrative expenses from discontinued operations for the three months ended March 31, 2000, compared with $91,389 for the three months ended March 31, 1999. The Company also wrote down the value of a loan by $35,865 to a third party for the three months ended March 31, 2000, compared with no such write down of the value of any loans for the three months ended March 31, 1999, representing the amount management believes is collectable.

Technical and system development expenses from discontinued operations consist primarily of expenses incurred for the development and maintenance of the software required to support the Company's online stores, including employee compensation and the cost of developing and improving store content, Internet connectivity and operations. The significant costs were payroll and consulting expenses of $7,637 for the three months ended March 31, 2000, compared with $10,717 for the three months ended March 31, 1999.

Sales and marketing expenses from discontinued operations consist of costs associated with designing and marketing the Company's online stores. Payroll expenses relating to merchandising, helpdesk, graphic design, advertising and promotion department employees were $2,970 for the three months ended March 31, 2000, compared with $10,929 for the three months ended March 31, 1999.

General and administrative expenses from discontinued operations consist of management, compensation, rent for the research and development facilities, professional services, and travel. Payroll expenses from discontinued operations relating to management and administrative personnel were $2,257 for the three months ended March 31, 2000, compared with $24,746 for the three months ended March 31, 1999. Professional fees from discontinued operations were $35,700 for the three months ended March 31, 2000, compared with $46,556 for the three months ended March 31, 1999, reflecting the cost of raising funds, signing of agreements, and completing the Company's registration statement.

General and Administrative Expenses. General and administrative expenses consist of rent, secretarial services, telephone expense and other general corporate expenses. General and administrative expenses were $124,809 for the three months ended March 31, 2000, compared with $10,306 for the three months ended March 31, 1999. This increase reflected the substantially increased activity related to the new direction of the Company's operations. Professional fees were $56,674 for the three months ended March 31, 2000, compared with no professional fees for the three months ended March 31, 1999. The professional fees relate to the costs of the Company's regulatory filings and the costs associated with the proposed acquisition of ITAG. General office expenses, including rent, telephone and courier expenses, were $16,005 for the three months ended March 31, 2000, compared with $10,306 for the three months ended March 31, 1999. Management fees were $9,000 for the three months ended March 31, 2000, compared with no management fees for the three months ended March 31, 1999. Travel expenses were $38,172 for the three months ended March 31, 2000, compared with no travel expenses for the three months ended March 31, 1999

Noncash stock-based compensation. Noncash stock-based compensation costs were $68,334 for the three months ended March 31, 2000, compared with no noncash stock-based compensation costs for the three months ended March 31, 1999. The cost is due to the grant of 20,000 options to management of the Company during the first quarter of 2000. The charge represent the difference between the closing price of our common stock on the date of grant and the exercise price of the option. This amount is presented as an addition to paid-in capital of stockholders' deficit.

Financial consulting fees. A financial consulting fee of $1,156,000 was recorded for the three months ended March 31, 2000, compared with no financial consulting fees for the three months ended March 31, 1999. The fee is due to the issuance of 50,000 warrants to DJL during the first quarter of 2000, pursuant to an agency agreement whereby DJL is to raise capital, on a best efforts basis, for the Company. The fee represents the valuation of the warrants based on the Black -Scholes method as at March 31, 2000. This amount is presented as an addition to paid-in capital of stockholders' deficit.

Interest Expense, net. Interest costs were $500 for the three months ended March 31, 2000, compared with no interest costs for the three months ended March 31, 1999. This amount included $862 for accrued interest on the convertible note payable and $362 in interest income from short term deposit.

Income Taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

As at March 31, 2000, the Company's consolidated cash position was $31,716, and the consolidated working capital deficit was $212,459 compared with a consolidated cash position of $93,127 and a consolidated working capital deficit of $168,826 for the year ended December 31, 1999.

Since   inception,   the  Company  has  financed  its  operations  from  capital contributions from shareholders and the issuance of a $150,000 subordinated convertible note. On January 21, 2000, the convertible note was converted into 63,116 shares of the Company's common stock. The Company currently has sufficient working capital to support its current minimum operations June 2000. The Company anticipates that it will require an additional $20 million in order to fund the proposed acquisition of ITAG as well as fund its operations over the next twelve months. In March 2000, the Company entered into an agreement with DJ Limited ("DJL") whereby DJL will seek to raise capital for the Company through the issuance of the Company's capital stock. DJL was issued 50,000 warrants at an exercise price of $14.50 as compensation for undertaking the capital raising efforts, on a best efforts basis, for the proposed acquisition of ITAG. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. There is also no assurance that the transaction will be completed. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital.

Net cash used in operating activities was $66,841 for the three months ended March 31, 2000, compared to $130,730 for the three months ended March 31, 1999, including a net loss of $544,208 and $146,072 respectively. The Company's current operating expenditures are approximately $10,000 per month and the Company plans to increase its operating expenditures significantly upon closing the proposed acquisition of ITAG.

The Company sold capital assets for proceeds of $2,000 for the three months ended March 31, 2000, compared to capital expenditures of $39,507 for the three months ended March 31, 1999. The sale related to furniture and equipment that the Company no longer required due to the reduction of its operating activities. The expenditures were primarily for computer equipment, furniture and fixtures associated with the Company's employee growth, new facilities and continued systems development during early 1999.

On January 24, 2000, the Company terminated its lease for the office space located in Bellevue, Washington. On February 24, 2000, the Company entered into a lease for office space located in Seattle, Washington. The future minimum payments on the lease are $4,260 for 2000. This lease may be terminated upon 60 days written notice.

Year 2000 Issue

Because many computer applications have been written using two digits rather than four to define the applicable year, some date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The year 2000 issue could result in system failures or miscalculations that could disrupt the Company's operations.

To the best of the Company's knowledge, it has not experienced any systems failures or disruptions of its systems resulting from the year 2000 issue. The Company has not incurred any expenses during the current fiscal year related to year 2000 compliance, and it does not expect to incur any future expenses related to year 2000 compliance matters.

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

Non-Qualified Stock Options

As of March 31, 2000, the Company had outstanding non-qualified stock options to purchase 305,000 shares of the Company's common stock issued to various employees, consultants and directors pursuant to its stock option plan. These stock options entitle holders to purchase common stock at a price of $5 or $6 depending on which year the stock options vest.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Section 4(2) Offering to The Silver Trust

          On December 14, 1999, the Company entered into a $150,000 subordinate convertible note with an interest rate of 10% (the "Note") with The Silver Trust. All accrued principal and interest on the Note was convertible at the option of The Silver Trust at 80% of the closing price of the Company's common stock on the date of conversion. On January 21, 2000, The Silver Trust converted this note and the related accrued interest into 63,116 shares of Company's common stock pursuant to the $3.00 closing price of the Company's common stock on that date.

          These securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. In relying upon such exemption (i) the Company did not engage in any "general solicitation," (ii) the purchaser represented and the Company reasonably believed that it had such knowledge and experience in financial matters such that it was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) the purchaser was provided access to all necessary and adequate information to enable the purchaser to evaluate the financial risk inherent in making an
          investment,   (iv)  the  offer  was  part  of  agreement  to  repay  a
          subordinate convertible note and as such was made only to the purchaser, and (v) the purchaser represented that it was acquiring the shares for itself and not for distribution.

          On March 15, 2000, the Company entered into an agency agreement with DJ Limited ("DJL") and issued 50,000 warrants to DJL to purchase the Company's common stock at a purchase price of $14.50 per share. These warrants will expire on March 15, 2005.

          These securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. In relying upon such exemption (i) the Company did not engage in any "general solicitation," (ii) the purchaser represented and the Company reasonably believed that it had such knowledge and experience in financial matters such that it was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) the purchaser was provided access to all necessary and adequate information to enable the purchaser to evaluate the financial risk inherent in making an investment, (iv) the offer was part of agency agreement and as such was made only to the purchaser, and (v) the purchaser represented that it was acquiring the shares for itself and not for distribution.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special shareholders meeting was held on March 14, 2000 where the shareholders of the Company approved the Redemption Agreement dated January 27, 2000, by and among the Company, PLIC, the Partnership, and Richard Stewart, with the shareholders voting in the following manner:

          For                       4,613,834
          Against                   -
          Abstain                   -
          Broker Non-vote           -

          A special shareholders meeting was held on May 2, 2000 where the shareholders of the Company approved an amendment to the Company's Amended Articles of Incorporation to change the name of the Company to ASPi Europe, Inc., with the shareholders voting in the following manner:

          For                       4,032,123
          Against                   -
          Abstain                   -
          Broker Non-vote           -


ITEM 5.  OTHER INFORMATION

          On May 5, 2000, the Company changed its name from Shopping Sherlock, Inc. to ASPi Europe, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit
         Number         Description
         ------         -----------

           3.1          Amended Articles of Incorporation

          27.1          Financial Data Schedule

          99.1 Private Securities Litigation Reform Act of 1995 - Safe Harbor for Forward-Looking Statements

          99.2          Press Release dated May 12, 2000

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned thereunto duly authorized.

                                ASPI EUROPE, INC.


May 15, 2000                    /s/  PHILIP GARRATT
                                -------------------------------------
                                Philip Garratt, Chief Executive Officer


May 15, 2000                    /s/  PATRICK MCGRATH
                                -------------------------------------
                                Patrick McGrath, Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number        Description
------        -----------

 3.1          Amended Articles of Incorporation

27.1          Financial Data Schedule

99.1          Private Securities Litigation Reform Act of 1995 -
              Safe Harbor for Forward-Looking Statements

99.2          Press Release dated May 12, 2000