Form 10-Q
period 2000-06-30
SHOPPING SHERLOCK INC
filed 2000-08-14
CIK 1089525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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


     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

     The number of outstanding shares of common stock, $0.001 par value, of the registrant at August 1, 2000 was 7,063,116.

                                ASPI EUROPE, INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended June 30, 2000

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

               Consolidated Statements of Operations..............................................2

               Consolidated Statements of Shareholders Deficit....................................3

               Consolidated Statements of Cash Flows..............................................4

               Notes to Consolidated Financial Statements.........................................5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS....................................................8

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................13


PART II  --  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS.....................................................................14

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................14

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................................15

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................15

  ITEM 5.  OTHER INFORMATION.....................................................................13

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................13

SIGNATURES.......................................................................................14


                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,         December 31,
                                                                                  2000 (unaudited)         1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                                       $       18,746       $     93,127
   Restricted cash                                                                         16,739             35,686
   Prepaid expenses and deposits                                                            2,366             22,917
-----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                       37,851            151,730

Net Assets to be Disposed                                                                  22,500             86,098
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                       $       60,351       $    237,828
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                                $      123,966       $     74,907
   Due to related party                                                                    56,148             95,033
   Convertible note payable                                                               126,575            150,616
-----------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                 306,689            320,556
-----------------------------------------------------------------------------------------------------------------------

Shareholders' Deficit
   Common stock, $.001 par value; 50,000,000 shares authorized, 7,063,116 and
    9,000,000 issued and outstanding                                                        7,063              9,000
   Additional paid-in capital                                                           2,190,578          1,131,579
   Deficit accumulated during the development stage                                    (2,443,979)        (1,223,307)
-----------------------------------------------------------------------------------------------------------------------
Total Shareholders' Deficit                                                              (246,338)           (82,728)
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Deficit                                        $       60,351       $    237,828
-----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (Unaudited)




                                            Cumulative Amounts
                                              for the period
                                              from Inception      Three Months Ended June 30,        Six Months Ended June 30,
                                           (August 17, 1984)      ---------------------------        -------------------------
                                           through June 30,
                                                  2000               2000           1999              2000              1999
-------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 General and administrative               $     277,838         $   75,255        $  10,913       $   202,285       $  21,219
 Non-cash stock-based compensation               68,334                  -                -            68,334               -
  Financial consulting fee                    1,156,000                  -                -         1,156,000               -
 Depreciation and amortization                    6,146                  -            1,321                 -           1,945
 Interest expense (income), net                  61,832             32,709           (1,122)           33,209          (1,122)
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                      1,570,150            107,964           11,112         1,459,828          22,042
-------------------------------------------------------------------------------------------------------------------------------
NET (GAIN) LOSS FROM DISCONTINUED
OPERATIONS                                      873,829                  -          298,717          (239,156)        433,859
-------------------------------------------------------------------------------------------------------------------------------
Net loss                                  $  (2,443,979)        $ (107,964)       $(309,829)      $(1,220,672)      $(455,901)
-------------------------------------------------------------------------------------------------------------------------------
Net gain (loss) per share -
 Continuing operations                                          $    (0.02)       $   (0.00)      $     (0.19)          (0.00)
 Discontinued operations                                             (0.00)           (0.04)             0.03           (0.08)
-------------------------------------------------------------------------------------------------------------------------------
Net loss per share - basic and diluted                          $    (0.02)       $   (0.04)      $     (0.16)          (0.08)
-------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares
  of common stock outstanding -
  basic and diluted                                              7,063,116        7,596,416         7,797,925       5,458,922
-------------------------------------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                  (Unaudited )


                                                                                         Deficit
                                                                                       Accumulated
                                             Common Stock            Additional        During the
                                         Shares        Amount      Paid-in Capital  Development Stage      Total
-----------------------------------------------------------------------------------------------------------------------
ASPi Europe, Inc. Activities
(Formerly Shopping Sherlock, Inc.
and AIDA Industries, Inc.):
 Issuance of common stock for cash         100,000   $    100        $     900        $         -        $   1,000

Net loss                                         -          -                -             (1,000)          (1,000)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1985                 100,000        100              900             (1,000)               -

Activity January 1986 through

December 31, 1997                                -          -                -                  -                -
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                 100,000        100              900             (1,000)               -

 Issuance of common stock for
   reinstatement fees - July 20,
   1998                                    900,000        900            1,179                  -            2,079

 Net loss                                        -          -                -             (2,079)          (2,079)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998               1,000,000      1,000            2,079             (3,079)               -

Sale of common stock for cash
   ($.05/share) - February 17, 1999      5,000,000      5,000          245,000                  -          250,000

Sale of common stock for cash
   ($1.00/share) - April 16, 1999        1,000,000      1,000          999,000                  -        1,000,000

Issuance of common stock for
   acquisition of Shopping Sherlock
   - Delaware - May 26, 1999             2,000,000      2,000           (2,000)                 -                -

Cash distributed to significant
   shareholder - May 26, 1999                    -          -         (150,000)                 -         (150,000)

Beneficial conversion discount of
   convertible debt - December 14,
   1999                                          -          -           37,500                  -           37,500

Net loss                                         -          -                -         (1,220,228)      (1,220,228)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999               9,000,000      9,000        1,131,579         (1,223,307)         (82,728)

Conversion of convertible debt
   ($2.80/share) - January 21, 2000         63,116         63          151,415                  -          151,478

Compensation related to issuance of
   stock options - February 7, 2000                                     68,334                  -           68,334

Warrants issued relating to
   financial consulting fees -
   March 17, 2000                                                    1,156,000                  -        1,156,000

Redemption of common stock for
   software license - March 27,
   2000                                 (2,000,000)    (2,000)        (348,000)                 -         (350,000)

Beneficial conversion discount of
   convertible debt - May 17, 2000               -          -           31,250                  -           31,250

Net loss                                         -          -                -         (1,220,672)      (1,220,672)
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                   7,063,116   $  7,063       $2,190,578       $ (2,443,979)      $ (246,338)
-----------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                  (Unaudited )


                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                   Cumulative Amounts
                                                   for the period from
                                                        Inception
                                                   (August 17, 1984),   Three Months Ended June 30,      Six Months Ended June 30,
                                                          through       ---------------------------      -------------------------
                                                      June 30, 2000        2000           1999             2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                        $  (2,443,979)      $  (107,964)    $  (309,829)   $ (1,220,672)    $  (455,901)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Discount amortization on convertible note
          payable                                         68,750            31,250               -          31,250               -
       Provision for losses on assets held for
          liquidation                                    130,463            20,335               -          61,598               -
       Shares redeemed for sale of software
          license                                       (350,000)                -               -        (350,000)              -
       Non-cash stock-based compensation                  68,334                 -               -          68,334               -
       Warrants issued relating to financial
          consulting fee                               1,156,000                 -               -       1,156,000               -
       Depreciation                                       32,957                 -           6,088               -           7,200
       Change in assets and liabilities:
         Restricted cash                                 (15,135)              512          22,994          20,551         (20,348)
         Prepaid expenses and deposits                    26,142           (42,497)        (14,276)         49,059          43,296
         Accounts payable                                 93,854             1,134               -          18,947               -
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                 (1,232,614)          (97,230)       (295,023)       (164,933)       (425,753)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
   (Purchase) sale of furniture and equipment           (114,189)                -         (60,277)          2,000         (99,784)
   Increase in note receivable                           (71,731)                -               -               -               -
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing                (185,920)                -         (60,277)          2,000         (99,784)
Activities
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Proceeds from issuing common stock                  1,253,079                 -          67,682               -       1,250,000
   Proceeds from convertible note payable                275,000           125,000               -         125,000               -
   Accrued interest on convertible note payable            3,053             1,575               -           2,437               -
   Advances from (payments to) related party              56,148           (42,315)         11,810         (38,885)         19,310
   Distribution to shareholder                          (150,000)                -        (150,000)              -        (150,000)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities              1,437,280            84,260         (70,508)         88,552       1,119,310
------------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
Equivalents                                               18,746           (12,970)       (425,808)        (74,381)        593,773

Cash and Cash Equivalents, beginning of period                 -            31,716       1,019,581          93,127               -
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period           $      18,746       $    18,746     $   593,773    $     18,746     $   593,773
------------------------------------------------------------------------------------------------------------------------------------
Non-cash Financing Activity

Conversion of note payable to common stock         $    151,478        $         -     $         -    $    151,478     $         -
------------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BUSINESS DESCRIPTION

ASPi Europe, Inc. (formerly Shopping Sherlock, Inc.) ("the Company") was incorporated in the State of Florida on August 17, 1984, under the name of AIDA Industries, Inc. From its inception until July 20, 1998, there was no activity within the Company. On July 20, 1998, the Company amended its Articles of Incorporation to provide for a thousand to one (1000:1) stock split, and were quoted on the OTC Bulletin Board. The Company began operations in January of 1999, and on March 24, 1999, the Company changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc.

On May 26, 1999, the Company entered into an acquisition agreement with Shopping Sherlock, Inc. ("SSI"), a corporation organized and incorporated in the State of Delaware on January 20, 1999, for the purpose of developing and implementing its website hosting and e-business services as well as developing its own e-commerce website to sell consumer products over the Internet through discounts and purchase rebates to its customers. The Company acquired 100% of the common stock of SSI in exchange for the issuance of a total of 2,000,000 shares of the Company's common stock to the stockholders of SSI, which primarily consisted of Premier Lifestyles International Corporation ("PLIC") and Stewart Family Partners (the "Partnership").

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

Due to the Company's lack of success in launching its website hosting and e-business services as well as its e-commerce business, the Company decided to change its business focus and explore the possibility of acquiring a viable operating company in a different industry. On March 8, 2000, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of it-softdialog AG ("ITAG"), an established information technology consulting company with its headquarters in Germany. In anticipation of the closing of the proposed acquisition of ITAG, on May 2, 2000, the Company received shareholder approval to change its name from Shopping Sherlock, Inc. to ASPi Europe, Inc., and on May 5, 2000, the Company changed its name to ASPi Europe, Inc. On May 18, 2000, the Company announced that the proposed acquisition would likely not proceed according to the terms of the letter of intent, and soon thereafter both parties agreed to terminate any further negotiations.

On July 5, 2000, the Company announced that it had entered into separate letters of intent to acquire all of the issued and outstanding equity securities of Blue Dragon Technologies GmbH, a web-based software solutions consulting company located in Germany, and WebTech Ltd., an information technology business located in Bulgaria (the "Target Companies"), which are owned by the same shareholders. The tentative terms for these acquisitions involve the Company issuing up to 500,000 shares of its common stock and securing at least $1.0 million in funding for the Target Companies prior to closing the transactions in consideration for all of the issued and outstanding shares of the Target Companies. There can be no assurance, however, that the transaction contemplated will be completed between the Company and the Target Companies or will be completed on the terms as set forth above.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheets as of June 30, 2000, and the related statements of operations, shareholders deficit and cash flows for the period presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These condensed consolidated financial statements should be read in conjunction with the Company's fiscal 1999 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Commission on March 30, 2000.

The Company has been in the development stage since its inception. It has had no significant operating revenue to date, has accumulated losses of $2,443,979 and will require additional working capital to complete its proposed acquisition of the Target Companies. This fact raises substantial doubt as to the Company's ability to continue as a going concern.

NOTE 3.  INCOME TAXES

The Company records its provision for income taxes using the liability method. Under this method deferred tax assets and liabilities are recognized based on the anticipated future tax effects arising from the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

NOTE 4.  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding. Per share information for all prior periods have been adjusted to reflect the 1,000:1 stock split declared on July 20, 1998. As of June 30, 2000, the Company had outstanding options to purchase 205,000 shares of common stock and outstanding warrants to purchase 50,000 shares of common stock which were not included in the calculation of loss per share as their effect was anti-dilutive.

NOTE 5.  BUSINESS COMBINATION

On May 26, 1999 the Company entered into an acquisition agreement by which the Company acquired 100% of SSI in consideration of 2,000,000 shares of the Company's common stock. At the time of acquisition, the controlling shareholder of SSI was Richard Stewart and, as a result of the acquisition, Mr. Stewart became a director and 20% shareholder of the Company. Mr. Stewart is also the President and Chief Executive Officer of PLIC. Because of the common ownership between SSI and PLIC, and the fact that the majority shareholder of SSI and PLIC held a continuing equity position in the Company in excess of 10%, the marketing agreement acquired was assigned no value in the Company's financial statements. The $150,000 paid to SSI was recorded as a capital distribution to shareholders in the consolidated financial statements of the Company.

NOTE 6.  ISSUANCE OF SECURITIES

On January 21, 2000, the 10% subordinated convertible note, representing the principal amount of $150,000 and the related accrued interest, was converted into 63,116 shares of the Company's common stock. The conversion ratio was 80% of the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of conversion.

On March 15, 2000, the Company entered into an agency agreement with DJ Limited ("DJL") and issued 50,000 warrants to DJL to purchase the Company's common stock at a purchase price of $14.50 per share. These warrants will expire on March 15, 2005. The agency agreement, which expired on June 16, 2000, called for DJL to raise capital for the Company, on a best efforts basis, to close the proposed acquisition of ITAG and provide additional working capital. The warrants were issued as compensation for undertaking the capital raising efforts of the Company. The warrants were accounted for under EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service" such that the relative fair value ascribed to the warrants will be measured under the Black-Scholes method. The Company recorded $1,156,000 as a financial consulting fee and additional to paid-in capital for the first quarter ended March 31, 2000.

NOTE 7.  CONVERTIBLE NOTES PAYABLE

On May 17, 2000, the Company received proceeds of $125,000 by entering into a 10% subordinated convertible note with Manhattan Investments Incorporated, which, along with accrued interest, is due on August 31, 2000. The note is convertible at the option of the holder at 80% of the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of conversion. The quoted price for the Company's stock on May 17, 2000 was $9.75, resulting in a deemed beneficial conversion feature and discount of $31,250, which was recorded as an interest expense and an increase to additional paid-in capital.

On July 12, 2000, the Company received proceeds of $100,000 by entering into a 10% subordinated convertible note with The Atlantic Trust, which is due on July 31, 2001. The note is convertible at the option of the holder at 80% of the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of conversion. The quoted price for the Company's stock on July 12, 2000 was $6.82, resulting in a deemed beneficial conversion feature and discount of $25,000, which will be recorded as an interest expense and an increase to additional paid-in capital. Interest on the note is due on January 31, 2001 and July 31, 2001.

NOTE 8.  RECLASSIFICATION

The Company has reclassified its prior year financial statements to present the operating results as a discontinued operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the Company's limited operating history, history of losses, need for additional financing, uncertainty about its ability to continue as a going concern, risk related to future acquisitions and strategic alliances, dependence on key personnel, directors' and officers' involvement in other projects, and factors related to the Company's proposed acquisition of the Target Companies. Risks associated with the proposed acquisition include, but are not limited to: the Target Companies limited operating history, dependence on key personnel, reliance on key third-party relationships, risks involving the management of growth, product development risks and risks of technological change, competition, and the Company's ability to protect the Target Companies intellectual property rights. Other risks and uncertainties are described in the Company's 10-K filed with the Commission on March 30, 2000. "We," "our," "us" and the "Company" refer to ASPi Europe, Inc., our subsidiary, and the Company's former corporate names AIDA Industries, Inc. and Shopping Sherlock, Inc.

Overview

The Company was incorporated in Florida on August 17, 1984, under the name AIDA Industries, Inc. The Company began operations in January of 1999, and on March 24, 1999 changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc.

On May 26, 1999,  the Company  acquired all the issued and  outstanding  capital stock of Shopping Sherlock, Inc., a Delaware corporation ("SSI"), for the purpose of developing and implementing its website hosting and e-commerce services as well as developing its own e-commerce website to sell consumer products over the Internet through discounts and purchase rebates to its customers. The Company acquired 100% of the common stock of SSI in exchange for the issuance of a total of 2,000,000 shares of the Company's common stock to the stockholders of SSI, which primarily consisted of Premier Lifestyles International Corporation ("PLIC") and Stewart Family Partners (the "Partnership"). At the time of the acquisition, the controlling shareholder of SSI was Richard Stewart and, as a result of the acquisition, Mr. Stewart became a director and 20% shareholder of the Company. Mr. Stewart is also the President and Chief Executive Officer of PLIC.

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

On March 14, 2000, the shareholders of the Company, at a special shareholder meeting, approved of the terms of the Redemption Agreement and, as a result, the 2,000,000 shares of common stock were deemed authorized but unissued shares of the Company pursuant to Florida law. The software license had a deemed value of approximately $350,000 based on the actual expenditures incurred by the Company to develop the software in 1999.

Due to the Company's lack of success in launching its website hosting and e-business services and its e-commerce operations, the Company decided to change its business focus and explore the possibility of acquiring a viable operating company in a different industry. On March 8, 2000, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of ITAG. In anticipation of the closing of the proposed acquisition of ITAG, the Company received shareholder approval on May 2, 2000, to change its name from Shopping Sherlock, Inc. to ASPi Europe, Inc., and on May 5, 2000, the Company changed its name to ASPi Europe, Inc. On May 18, 2000, the Company announced that the proposed acquisition would likely not proceed according to the terms of the letter of intent, and soon thereafter both parties agreed to terminate any further negotiations.

On July 5, 2000, the Company announced that it had entered into separate letters of intent to acquire all of the issued and outstanding equity securities of the Target Companies. The tentative terms for these acquisitions involve the Company issuing up to 500,000 shares of its common stock and securing at least $1.0 million in funding for the Target Companies, prior to closing the transactions, in consideration for all of the issued and outstanding shares of the Target Companies. There can be no assurance, however, that the transaction contemplated will be completed between the Company and the Target Companies or will be completed on the terms set forth above.

Under the terms of the proposed transaction, it is anticipated that some of the executives of the Target Companies will assume senior executive positions as well as be invited to join the board of directors of the Company.

The Company anticipates that it will require up to an additional $2 million in order to both fund the proposed acquisition of the Target Companies as well as its operations over the next twelve (12) months. The Company currently has sufficient working capital to support its current minimum operations through September 2000. The Company is currently exploring additional financing alternatives, including the possibility of a private equity offering. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern.

On June 16, 2000, Damon Poole was appointed the President, Chief Executive Officer and Chairman of the Board of the Company, replacing Philip Garratt who resigned the same day.

Results of Operations

In January 2000, the Company's wholly owned subsidiary, SSI, became inactive due to the curtailing of substantially all operations of the Company. All remaining administration operations of the Company will be performed in the parent company.

For the Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Net Gain/Loss From Discontinued Operations. The Company ceased substantially all of its operations on January 3, 2000 and, as a result, has combined all operating revenues and expenses related to the previous business under discontinued operations. The Company incurred a net gain from discontinued operations of $239,156 for the six months ended June 30, 2000, compared with a net loss of $433,859 for the six months ended June 30, 1999.

These amounts include a gain on the sale of a software license of $350,000 for the six months ended June 30, 2000, compared with no gain on the sale of a software licenses for the six months ended June 30, 1999. The Company incurred $15,812 for the cost of revenue from discontinued operations for the six months ended June 30, 2000, compared with no costs of revenue from discontinued operations for the six months ended June 30, 1999. The Company incurred $10,979 for technical and system development expenses from discontinued operations for the six months ended June 30, 2000, compared with $137,324 for the six months ended June 30, 1999. The Company incurred $5,305 for sales and marketing expenses from discontinued operations for the six months ended June 30, 2000, compared with $54,184 for the six months ended June 30, 1999. The Company incurred $42,883 for general and administrative expenses from discontinued operations for the six months ended June 30, 2000, compared with $242,351 for the six months ended June 30, 1999. The Company also wrote down the value of a loan by $35,865 to a third-party for the six months ended June 30, 2000, which represents the amount management believes is collectable, compared with no such write down of the value of any loans for the six months ended June 30, 1999.

Technical and system development expenses from discontinued operations consist primarily of expenses incurred for the development and maintenance of the software required to support the Company's online stores, including employee compensation and the cost of developing and improving store content, Internet connectivity and operations. The significant costs were payroll and consulting expenses of $7,637 for the six months ended June 30, 2000, compared with $87,664 for the six months ended June 30, 1999.

Sales and marketing expenses from discontinued operations consist of costs associated with designing and marketing the Company's online stores. Payroll expenses relating to merchandising, helpdesk, graphic design, advertising and promotion department employees were $2,970 for the six months ended June 30, 2000, compared with $27,343 for the six months ended June 30, 1999.

General and administrative expenses from discontinued operations consist of management, compensation, rent for the research and development facilities, professional services, and travel. Payroll expenses from discontinued operations relating to management and administrative personnel were $2,257 for the six months ended June 30, 2000, compared with $93,216 for the six months ended June 30, 1999. Professional fees from discontinued operations were $35,700 for the six months ended June 30, 2000, compared with $73,096 for the six months ended June 30, 1999, reflecting the cost of raising funds, signing of agreements, and completing the Company's regulatory filings. There were no travel and accommodation expenses for the six months ended June 30, 2000, compared with $36,971 for the six months ended June 30, 1999.

General and Administrative Expenses. General and administrative expenses consist of rent, secretarial services, telephone expense and other general corporate expenses. General and administrative expenses were $202,286 for the six months ended June 30, 2000, compared with $21,219 for the six months ended June 30, 1999. This increase reflected the substantially increased activity related to the new direction of the Company's operations through the proposed acquisition of ITAG. Professional fees were $112,144 for the six months ended June 30, 2000, compared with no professional fees for the six months ended June 30, 1999. The professional fees relate to the costs of the Company's regulatory filings and the costs associated with the proposed acquisition. General office expenses, including rent, telephone and courier expenses, were $17,650 for the six months ended June 30, 2000, compared with $21,219 for the six months ended June 30, 1999. Management fees were $18,000 for the six months ended June 30, 2000, compared with no management fees for the six months ended June 30, 1999. The Company anticipates it will sell certain fixed assets and recorded an estimated loss on their disposal of $22,557 for the six months ended June 30, 2000, compared with no loss for the six months ended June 30, 1999. Travel and accommodation expenses were $23,440 for the six months ended June 30, 2000, compared with no travel and accommodation expenses for the six months ended June 30, 1999.

Non-cash stock-based compensation. Non-cash stock-based compensation costs were $68,334 for the six months ended June 30, 2000, compared with no non-cash stock-based compensation costs for the six months ended June 30, 1999. The cost is due to the grant of 20,000 options to management of the Company during the first quarter of 2000. The charge represents the difference between the reported sale price of our common stock as reported on the OTC Bulletin Board on the date of grant and the exercise price of the option. This amount is presented as an addition to paid-in capital of shareholders' deficit.

Financial consulting fees. A financial consulting fee of $1,156,000 was recorded for the six months ended June 30, 2000, compared with no financial consulting fees for the six months ended June 30, 1999. The fee is due to the issuance of 50,000 warrants to DJL during the first quarter of year, pursuant to an agency agreement whereby DJL was to raise capital, on a best efforts basis, for the Company. The fee represents the valuation of the warrants based on the Black Scholes method as at issuance. This amount is presented as an addition to paid-in capital of shareholders' deficit.

Depreciation and amortization. During the six months ended June 30, 2000, the Company wrote down the value of its fixed assets to their estimated disposal value resulting in no depreciation or amortization expenses, compared with $1,945 in depreciation and amortization expenses for the six months ended June 30, 1999.

Interest, net. Net interest costs were $33,209 for the six months ended June 30, 2000, including $31,250 for the beneficial conversion feature on the subordinated convertible debt issued during the period, and $2,437 in accrued interest on the notes outstanding. This compares with $1,122 in interest income for the six months ended June 30, 1999.

Income Taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

For the Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

Net Gain/Loss From Discontinued Operations. The Company ceased substantially all of its operations on January 3, 2000 and, as a result, has combined all operating revenues and expenses related to its previous business under discontinued operations. For the three months ended June 30, 2000, the Company incurred no expenses relating to its previous business and, as a result, recorded no losses from discontinued operations. In comparison, the Company recorded a net loss of $298,717 for the three months ended June 30, 1999 when it was operating its previous business.

The net loss from discontinued operations for the three months ended June 30, 1999, consisted of expenses in technical and systems development, sales and marketing, and with general and administrative activities. Technical and system development expenses from discontinued operations for the three months ended June 30, 1999 were $111,100 for employee compensation and the cost of developing and improving store content, Internet connectivity and operations. Sales and marketing expenses from discontinued operations for the three months ended June 30, 1999 were $41,516 for payroll expenses relating to merchandising, helpdesk, graphic design, advertising and promotion. General and administrative expenses from discontinued operations for the three months ended June 30, 1999 were $146,101 for management compensation, rent for the research and development facilities, professional services, and travel.

General and Administrative Expenses. General and administrative expenses consist of rent, secretarial services, telephone expense and other general corporate expenses. General and administrative expenses were $75,255 for the three months ended June 30, 2000, compared with $10,913 for the three months ended June 30, 1999. This increase reflected the substantially increased activity related to the proposed acquisition of ITAG. Professional fees were $55,470 for the three months ended June 30, 2000, compared with no professional fees for the three months ended June 30, 1999. The professional fees relate to the costs of the Company's regulatory filings and the costs associated with the proposed acquisition. General office expenses, including rent, telephone and courier expenses, were $1,645 for the three months ended June 30, 2000, compared with $10,913 for the three months ended June 30, 1999. Management fees were $9,000 for the three months ended June 30, 2000, compared with no management fees for the three months ended June 30, 1999. The Company anticipates it will sell certain fixed assets and recorded an estimated loss on their disposal of $20,335 for the three months ended June 30, 2000, compared with no loss for the three months ended June 30, 1999.

Non-cash stock-based compensation. The Company recorded no non-cash stock-based compensation costs for the three months ended June 30, 2000 and 1999.

Financial consulting fees. The Company recorded no financial consulting fees for the three months ended June 30, 2000 and 1999.

Depreciation and amortization. During the three months ended June 30, 2000, the Company wrote down the value of its fixed assets to their estimated disposal value resulting in no depreciation or amortization expenses, compared with $1,321 in depreciation and amortization expenses for the three months ended June 30, 1999.

Interest, net. Net interest costs were $32,709, including $31,250 for the beneficial conversion feature on the subordinated convertible debt issued during the quarter and $1,575 in accrued interest on the note, for the three months ended June 30, 2000, compared with $1,122 in interest income for the three months ended June 30, 1999.

Income Taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

As at June 30, 2000, the Company's consolidated cash position was $18,746, and the consolidated working capital deficit was $268,838 compared with a consolidated cash position of $93,127 and a consolidated working capital deficit of $168,826 for the year ended December 31, 1999.

Since   inception,   the  Company  has  financed  its  operations  from  capital contributions from shareholders and the issuance of subordinated convertible notes. On May 17, 2000 the Company issued a $125,000 subordinated convertible note due on August 31, 2000 and on July 12, 2000, the Company issued a $100,000 subordinated convertible note due July 31, 2001. On January 21, 2000, the $150,000 subordinated convertible note, originally issued on December 14, 1999, was converted into 63,116 shares of the Company's common stock. The Company currently has sufficient working capital to support its current minimum operations through September 2000. The Company anticipates that it will require an additional $2 million in order to both fund the operations of the Company and the Target Companies over the next twelve (12) months. If the proposed acquisition of the Target Companies is not completed, the Company anticipates it would require an additional $180,000 to fund its operations over the next twelve
(12) months. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. There is also no assurance that the transaction contemplated will be completed. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital.

Net cash used in operating activities was $95,655 for the three months ended June 30, 2000, compared to $295,023 for the three months ended June 30, 1999, including a net loss of $107,964 and $309,829 respectively. The decrease in net cash used in operating activities is due to the discontinuation of operations. The Company's current operating expenditures are approximately $15,000 per month and the Company plans to increase its operating expenditures significantly upon closing the proposed acquisition of the Target Companies.

The Company had no capital asset transaction for the three months ended June 30, 2000, compared to capital expenditures of $60,277 for the three months ended June 30, 1999. The expenditures were primarily for computer equipment, furniture and fixtures associated with the Company's employee growth, new facilities and continued systems development during early 1999.

On January 24, 2000, the Company terminated its lease for the office space located in Bellevue, Washington. On February 24, 2000, the Company entered into a lease for office space located in Seattle,

Washington. The future minimum payments on the lease are $4,260 for 2000. This lease may be terminated upon 60 days written notice.

Non-Qualified Stock Options

As of June 30, 2000, the Company had outstanding non-qualified stock options to purchase 205,000 shares of the Company's common stock issued to various employees, consultants and directors pursuant to its stock option plan. These stock options entitle holders to purchase common stock at a price of $5 or $6 depending on which year the stock options vest. The Company has 795,000 shares available for future issuance pursuant to its 1999 Stock Option Plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments, does not engage in any hedging transactions and does not have any outstanding long-term debt. The Company is exposed to economic and political changes in international markets where the Company competes, such as inflation rates, recession, foreign ownership restrictions, domestic and foreign government spending, budgetary and trade policies and other external factors over which the Company has no control.

PART II  --  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Section 4(2) Offering to Manhattan Investments Incorporated
          -----------------------------------------------------------

          On May 17, 2000, the Company entered into a subordinate convertible note for the principal amount of $125,000 with an interest rate of 10% with Manhattan Investments Incorporated (the "Manhattan Note"). The principal and accrued and unpaid interest on the Manhattan Note is convertible at the option of the noteholder at any time at 80% of the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of notice of conversion. The Manhattan Note is due on August 31, 2000.

          These securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. In relying upon such exemption (i) the Company did not engage in any "general solicitation," (ii) the purchaser represented and the Company reasonably believed that it had such knowledge and experience in financial matters such that it was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) the purchaser was provided access to all necessary and adequate information to enable the purchaser to evaluate the financial risk inherent in making an
          investment,   (iv)  the  offer  was  part  of  agreement  to  repay  a
          subordinate convertible note and as such was made only to the purchaser, and (v) the purchaser represented that, if the subordinated convertible note was converted into the Company's common shares, it would be acquiring the shares for itself and not for distribution.

          Section 4(2) Offering to The Atlantic Trust
          -------------------------------------------

          On July 12, 2000, the Company entered into a subordinate convertible note for the principal amount of $100,000 with an interest rate of 10% with Atlantic Trust (the "Atlantic Note"). All principal and accrued and unpaid interest on the Atlantic Note is convertible at the option of the noteholder at any time at 80% of the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of notice of conversion. The Atlantic Note is due July 31, 2001 with interest payable on January 31, 2001 and July 31, 2000.

          These securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. In relying upon such exemption (i) the Company did not engage in any "general solicitation," (ii) the purchaser represented and the Company reasonably believed that it had such knowledge and experience in financial matters such that it was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) the purchaser was provided access to all necessary and adequate information to enable the purchaser to evaluate the financial risk inherent in making an
          investment,   (iv)  the  offer  was  part  of  agreement  to  repay  a
          subordinate convertible note and as such was made only to the purchaser, and (v) the purchaser represented that, if the subordinated convertible note was converted into the Company's common shares, it would be acquiring the shares for itself and not for distribution.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special shareholders meeting was held on May 2, 2000, where the shareholders of the Company approved an amendment to the Company's Amended Articles of Incorporation to change the name of the Company to ASPi Europe, Inc., with the shareholders voting in the following manner:

          For                       4,032,123
          Against                   -
          Abstain                   3,030,993
          Broker Non-vote           -


ITEM 5.   OTHER INFORMATION

          On May 5, 2000, the Company changed its name from Shopping Sherlock, Inc. to ASPi Europe, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Exhibit
         Number         Description
         ------         -----------
         2.1            Letter of Intent with Kai Stefan Dietrich and Sandro
                        Schaefer dated July 5, 2000

         2.2 Letter of Intent with Kai Stefan Dietrich and Sandro Schaefer dated July 5, 2000

         10.19 Credit Facility Agreement with Manhattan Investments Incorporated dated May 17, 2000

         10.20          Credit Facility Agreement with Atlantic Trust dated
                        July 12, 2000

         27.1           Financial Data Schedule

         99.1           Risk Factors

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned thereunto duly authorized.

                                        ASPI EUROPE, INC.

August 11, 2000                         /s/ Damon Poole
                                        -------------------------------------
                                        Damon Poole, Chief Executive Officer

August 11, 2000                         /s/ Patrick McGrath
                                        -------------------------------------
                                        Patrick McGrath, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
2.1            Letter of Intent with Kai Stefan Dietrich and Sandro
               Schaefer dated July 5, 2000

2.2 Letter of Intent with Kai Stefan Dietrich and Sandro Schaefer dated July 5, 2000

10.19 Credit Facility Agreement with Manhattan Investments Incorporated dated May 17, 2000

10.20          Credit Facility Agreement with Atlantic Trust dated
               July 12, 2000

27.1           Financial Data Schedule

99.1           Risk Factors