Form 10-Q
period 2000-09-30
ASPI EUROPE INC
filed 2000-11-08
CIK 1089525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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


     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

     The number of outstanding shares of common stock, $0.001 par value, of the registrant at October 31, 2000 was 7,063,116.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)
                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 2000

PART I --  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (unaudited)....................................................1

            Consolidated Condensed Balance Sheets..............................................1
            Consolidated Condensed Statements of Operations....................................2
            Consolidated Condensed Statements of Shareholders Deficit..........................3
            Consolidated Condensed Statements of Cash Flows....................................4
            Notes to Consolidated Condensed Financial Statements...............................5

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...............................................................8

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................12


PART II  --  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS..................................................................13

  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................13

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................13

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................13

  ITEM 5.  OTHER INFORMATION..................................................................14

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................14


SIGNATURES....................................................................................15


                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                        September 30,       December 31,
                                                                            2000                1999
                                                                        (unaudited)
------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                            $    34,247        $    93,127
   Restricted cash                                                               -              35,686
   Prepaid expenses and deposits                                              2,130             22,917
---------------------------------------------------------------------------------------------------------
Total Current Assets                                                         36,377            151,730

Net Assets to be Disposed                                                        -              86,098
---------------------------------------------------------------------------------------------------------

Total Assets                                                            $    36,377        $   237,828
---------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                     $    52,190        $    74,907
   Due to related party                                                      26,072             26,455
   Due to former related party                                               63,215             68,578
   Convertible note payable                                                 231,918            150,616
---------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                   373,395            320,556
---------------------------------------------------------------------------------------------------------
Shareholders' Deficit
   Common stock, $.001 par value; 50,000,000 shares authorized,
    7,063,116 and 9,000,000 issued and outstanding                            7,063              9,000
   Additional paid-in capital                                             2,215,578          1,131,579
   Deficit accumulated during the development stage                      (2,559,659)        (1,223,307)
---------------------------------------------------------------------------------------------------------
Total Shareholders' Deficit                                                (337,018)           (82,728)
---------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Deficit                             $    36,377        $   237,828
---------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
                             AND SEPTEMBER 30, 1999
                                   (Unaudited)


                                         Cumulative Amounts
                                           for the period
                                           from Inception
                                          (August 17, 1984)     Three Months Ended September 30,     Nine Months Ended September 30,
                                        through September 30,
                                                2000                 2000           1999             2000                1999
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 General and administrative                $      363,362        $   85,524      $   27,358     $    287,809         $   48,577
 Non-cash stock-based compensation                 68,334                 -               -           68,334                  -
  Financial consulting fee                      1,156,000                 -               -        1,156,000                  -
 Depreciation and amortization                      6,146                 -           2,028                -              3,973
 Interest expense (income), net                    91,988            30,156          (7,211)          63,365             (8,333)
------------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                        1,685,830           115,680          22,175        1,575,508             44,217
------------------------------------------------------------------------------------------------------------------------------------
NET (GAIN) LOSS FROM DISCONTINUED
OPERATIONS                                        873,829                 -         287,360         (239,156)           721,219
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                   $   (2,559,659)       $ (115,680)     $ (309,535)    $ (1,336,352)        $ (765,436)
------------------------------------------------------------------------------------------------------------------------------------

Net gain (loss) per share -
 Continuing operations                                           $    (0.02)          (0.00)        (0.21)                (0.01)
 Discontinued operations                                              (0.00)          (0.03)         0.03                 (0.11)
------------------------------------------------------------------------------------------------------------------------------------

Net loss per share - basic and diluted                           $    (0.02)     $    (0.03)    $   (0.18)           $    (0.12)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares
  of common stock outstanding -
  basic and diluted                                               7,063,116       9,000,000      7,674,853            6,659,123
------------------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT
                                  (Unaudited )




                                               Common Stock                           Deficit Accumulated
                                                                      Additional            During the
                                           Shares        Amount     Paid-in Capital    Development Stage      Total
-----------------------------------------------------------------------------------------------------------------------
ASPi Europe, Inc. Activities               100,000      $   100     $      900          $         -      $     1,000
(Formerly Shopping Sherlock, Inc.
and AIDA Industries, Inc.):
 Issuance of common stock for cash

Net loss                                         -            -              -               (1,000)          (1,000)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1985                 100,000          100            900               (1,000)               -

Activity January 1986 through
December 31, 1997                                -            -              -                    -                -
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                 100,000          100            900               (1,000)               -

 Issuance of common stock for
   reinstatement fees - July 20,
   1998                                    900,000          900          1,179                    -            2,079

 Net loss                                        -            -              -               (2,079)          (2,079)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998               1,000,000        1,000          2,079               (3,079)               -

Sale of common stock for cash
   ($.05/share) - February 17, 1999      5,000,000        5,000        245,000                    -          250,000

Sale of common stock for cash
   ($1.00/share) - April 16, 1999        1,000,000        1,000        999,000                    -        1,000,000

Issuance of common stock for
   acquisition of Shopping Sherlock
   - Delaware - May 26, 1999             2,000,000        2,000         (2,000)                   -                -

Cash distributed to significant
   shareholder - May 26, 1999                    -            -       (150,000)                   -         (150,000)

Beneficial conversion discount of
   convertible debt - December 14,
   1999                                          -            -         37,500                    -           37,500

Net loss                                         -            -              -           (1,220,228)      (1,220,228)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999               9,000,000        9,000      1,131,579           (1,223,307)         (82,728)

Conversion of convertible debt
   ($2.80/share) - January 21, 2000         63,116           63        151,415                    -          151,478

Compensation related to issuance of
   stock options - February 7, 2000              -            -         68,334                    -           68,334

Warrants issued relating to
   financial consulting fees -
   March 17, 2000                                -            -      1,156,000                    -        1,156,000

Redemption of common stock for
   software license - March 27,
   2000                                 (2,000,000)      (2,000)      (348,000)                   -         (350,000)

Beneficial conversion discount of
   convertible debt - May 17, 2000               -            -         31,250                    -           31,250

Beneficial conversion discount of
   convertible debt - July 12, 2000              -            -         25,000                    -           25,000

Net loss                                         -            -              -           (1,336,352)      (1,336,352)
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000              7,063,116      $ 7,063     $2,215,578          $(2,559,659)     $  (337,018)
-----------------------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000
                             AND SEPTEMBER 30, 1999
                                  (Unaudited )

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                               Cumulative
                                               Amounts for
                                               the period
                                                  from
                                                Inception                   Three Months Ended                 Nine Months Ended
                                               (August 17,                    September 30,                      September 30,
                                                  1984),            ---------------------------------     --------------------------
                                                 Through
                                              September 30,
                                                   2000                2000               1999              2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                      $(2,559,659)       $   (115,680)      $ (309,535)      $ (1,336,352)      $ (765,436)
 Adjustments to reconcile net loss to net
    cash used in operating activities
 Discount amortization on convertible note
    payable                                         93,750              25,000                -             56,250                -
 Provision for losses on assets held for
    liquidation                                    130,463                   -                -             61,598                -
 Shares redeemed for sale of software
    license                                       (350,000)                  -                -           (350,000)               -
 Non-cash stock-based compensation                  68,334                   -                -             68,334                -
 Warrants issued relating to financial
    consulting fee                               1,156,000                   -                -          1,156,000                -
 Depreciation                                       32,957                   -           11,268                              18,468
 Change in assets and liabilities:
  Restricted cash                                        -              16,739                -             35,686                -
  Prepaid expenses and deposits                     (2,130)                236          (52,805)            20,787          (73,153)
  Accounts payable                                  52,190             (19,276)         (21,385)           (22,717)          21,911
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities           (1,378,095)            (92,981)        (372,457)          (310,414)        (798,210)
Cash Flows From Investing Activities
 Net (purchase) sale of furniture and
    equipment                                      (91,689)             22,500           (4,908)            24,500         (104,692)
 Increase in note receivable                       (71,731)                  -                -                  -                -
Net Cash Provided by (Used in) Investing
 Activities                                       (163,420)             22,500           (4,908)            24,500         (104,692)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Proceeds from issuing common stock              1,253,079                   -                -                  -        1,250,000
 Proceeds from convertible notes payable           375,000             100,000                -            225,000                -
 Accrued interest on convertible note
    payable                                          8,396               5,343                -              7,780                -
 Advances from (payments to) related party          26,072             (19,641)               -               (383)               -
 Advances from (payments to) former
    related party                                   63,215                 280           19,693             (5,363)          39,003
 Distribution to shareholder                      (150,000)                  -                -                  -         (150,000)
------------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities        1,575,762              85,982           19,693            227,034        1,139,003
Net Increase (Decrease) in Cash and Cash
 Equivalents                                        34,247              15,501         (357,672)           (58,880)         236,101
Cash and Cash Equivalents, beginning of
 period                                                  -              18,746          593,773             93,127                -
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period       $    34,247        $     34,247       $  236,101       $     34,247       $  236,101
------------------------------------------------------------------------------------------------------------------------------------
Non-cash Financing Activity
Conversion of note payable to common stock     $   151,478        $          -       $        -       $     151,47       $        -
------------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BUSINESS DESCRIPTION

ASPi Europe, Inc. (formerly Shopping Sherlock, Inc.) ("the Company") was incorporated in the State of Florida on August 17, 1984, under the name of AIDA Industries, Inc. From its inception until July 20, 1998, there was no activity within the Company. On July 20, 1998, the Company amended its Articles of Incorporation to provide for a thousand to one (1000:1) stock split and was quoted on the OTC Bulletin Board. The Company began operations in January of 1999, and on March 24, 1999, the Company changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc.

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

On July 5, 2000, the Company announced that it had entered into separate letters of intent to acquire all of the issued and outstanding equity securities of Blue Dragon Technologies GmbH, a web-based software solutions consulting company located in Germany, and WebTech Ltd., an information technology business located in Bulgaria (the "Target Companies"), which are owned by the same shareholders. On September 1, 2000, the Company announced that it would not proceed with the acquisition of the Target Companies.

On September 26, 2000, the shareholders of the Company at the annual shareholder meeting approved of the redomicile of the Company's place of incorporation from Florida to Delaware. The Company expects this redomicile to occur in the fourth quarter of this year.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheets as of September 30, 2000, and the related statements of operations, shareholders deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated condensed financial statements should be read in conjunction with the Company's fiscal 1999 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Commission on March 30, 2000.

The Company has been in the development stage since its inception. It has had no significant operating revenue to date, has accumulated losses of $2,559,659 and will require additional working capital to sustain its minimal operations. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

NOTE 3.  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding. Per share information for all prior periods have been adjusted to reflect the 1,000:1 stock split declared on July 20, 1998. As of September 30, 2000, the Company had outstanding options to purchase 160,000 shares of common stock and outstanding warrants to purchase 50,000 shares of common stock which were not included in the calculation of loss per share as their effect was anti-dilutive.

NOTE 4.  ISSUANCE OF SECURITIES

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

NOTE 5.  CONVERTIBLE NOTES PAYABLE

On May 17, 2000, the Company received proceeds of $125,000 by entering into a 10% subordinated convertible note with Manhattan Investments Incorporated (the "Manhattan Note"), which, along with accrued interest, was due on August 31, 2000. The note is convertible at the option of the holder at 80% of the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of conversion. The quoted price for the Company's stock on May 17, 2000 was $9.75, resulting in a deemed beneficial conversion feature and discount of $31,250, which was recorded as an interest expense and an increase to additional paid-in capital. On October 12, 2000, the Company and Manhattan Investments Incorporated agreed in writing to extend the maturity date of the Manhattan Note to July 31, 2001.

On July 12, 2000, the Company received proceeds of $100,000 by entering into a 10% subordinated convertible note with The Atlantic Trust, which is due on July 31, 2001. The note is convertible at the option of the holder at 80% of the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of conversion. The quoted price for the Company's stock on July 12, 2000 was $6.82, resulting in a deemed beneficial conversion feature and discount of $25,000, which was recorded as an interest expense and an increase to additional paid-in capital. Interest on the note is due on January 31, 2001 and July 31, 2001.

NOTE 6.  RECLASSIFICATION

The  Company  has  reclassified   amounts  presented  in  prior  year  financial
statements  to  properly   disclose  the  operating  results  of  the  Company's
discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the difficulty in predicting future performance, history of losses, need for additional financing, uncertainty about its ability to continue as a going concern, risk related to future acquisitions and strategic alliances, dependence on key personnel and directors' and officers' involvement in other projects. Other risks and uncertainties are described in the Company's 10-K filed with the Commission on March 30, 2000. "We," "our," "us" and the "Company" refer to ASPi Europe, Inc., our subsidiary, and the Company's former corporate names AIDA Industries, Inc. and Shopping Sherlock, Inc.

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

On July 5, 2000, the Company announced that it had entered into separate letters of intent to acquire all of the issued and outstanding equity securities of the Target Companies. On September 1, 2000, the Company announced that it would not proceed with the acquisition of the Target Companies.

The Company anticipates that it will require up to an additional $180,000 in order to fund minimum operations over the next twelve (12) months. The Company currently has sufficient working capital to support its current minimum operations through November 2000. The Company is currently seeking additional financing. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern.

Results of Operations

In January 2000, the Company's wholly owned subsidiary, SSI, became inactive due to the curtailing of substantially all operations of the Company. All remaining administration operations of the Company will be performed in the parent company.

For the Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Net Gain/Loss From Discontinued Operations. The Company ceased substantially all of its operations on January 3, 2000 and, as a result, has combined all operating revenues and expenses related to the previous business under discontinued operations. The Company incurred a net gain from discontinued operations of $239,156 for the nine months ended September 30, 2000, compared with a net loss of $721,219 for the nine months ended September 30, 1999.

These amounts include a gain on the sale of a software license of $350,000 for the nine months ended September 30, 2000, compared with no gain on the sale of software licenses for the nine months ended September 30, 1999. The Company generated no revenue from discontinued operations for the nine months ended September 30, 2000, compared with $33,149 for the nine months ended September 30, 1999. The Company incurred $15,812 for the cost of revenue from discontinued operations for the nine months ended September 30, 2000, compared with $11,256 for the nine months ended September 30, 1999. The Company incurred $10,979 for technical and system development expenses from discontinued operations for the nine months ended September 30, 2000, compared with $239,539 for the nine months ended September 30, 1999. The Company incurred $5,305 for sales and marketing expenses from discontinued operations for the nine months ended September 30, 2000, compared with $112,356 for the nine months ended September 30, 1999. The Company incurred $42,883 for general and administrative expenses from discontinued operations for the nine months ended September 30, 2000, compared with $391,217 for the nine months ended September 30, 1999. The Company also wrote down the value of a loan to a third-party by $35,865 for the nine months ended September 30, 2000, which represents the amount management believes is collectable, compared with no such write down for the nine months ended September 30, 1999.

Technical and system development expenses from discontinued operations consist primarily of expenses incurred for the development and maintenance of the software required to support the Company's online stores, including employee compensation and the cost of developing and improving store content, Internet connectivity and operations. The significant costs were payroll and consulting expenses of $7,637 for the nine months ended September 30, 2000, compared with $165,755 for the nine months ended September 30, 1999.

Sales and marketing expenses from discontinued operations consist of costs associated with designing and marketing the Company's online stores. Payroll expenses relating to merchandising, helpdesk, graphic design, advertising and promotion department employees were $2,970 for the nine months ended September 30, 2000, compared with $66,009 for the nine months ended September 30, 1999.

General and administrative expenses from discontinued operations consist of management, compensation, rent for the research and development facilities, professional services, and travel. Payroll expenses from discontinued operations relating to management and administrative personnel were $2,257 for the nine months ended September 30, 2000, compared with $133,416 for the nine months ended September 30, 1999. Professional fees from discontinued operations were $35,700 for the nine months ended September 30, 2000, compared with $136,402 for the nine months ended September 30, 1999, reflecting the cost of raising funds, signing of agreements, and completing the Company's regulatory filings. There were no travel and accommodation expenses for the nine months ended September 30, 2000, compared with $56,106 for the nine months ended September 30, 1999.

General and Administrative Expenses. General and administrative expenses consist of rent, secretarial services, telephone expense and other general corporate expenses. General and administrative expenses were $287,809 for the nine months ended September 30, 2000, compared with $48,577 for the nine months ended September 30, 1999. This increase reflected the substantial increase in activity related to the new direction of the Company and the review of various business opportunities. Professional fees were $162,904 for the nine months ended September 30, 2000, compared with no professional fees for the nine months ended September 30, 1999. The professional fees relate to the costs of the Company's regulatory filings and the costs associated with the proposed acquisitions. General office expenses, including rent, telephone and courier expenses, were $26,452 for the nine months ended September 30, 2000, compared with $48,577 for the nine months ended September 30, 1999. Management fees were $27,000 for the nine months ended September 30, 2000, compared with no management fees for the nine months ended September 30, 1999. The Company wrote down the value of certain fixed assets and recorded an estimated loss on their disposal of $22,557 for the nine months ended September 30, 2000, compared with no loss for the nine months ended September 30, 1999. Travel and accommodation expenses were $30,478 for the nine months ended September 30, 2000, compared with no travel and accommodation expenses for the nine months ended September 30, 1999.

Non-cash stock-based compensation. Non-cash stock-based compensation costs were $68,334 for the nine months ended September 30, 2000, compared with no non-cash stock-based compensation costs for the nine months ended September 30, 1999. The cost is due to the grant of 20,000 options to management of the Company during the first quarter of 2000. The charge represents the difference between the reported sale price of our common stock as reported on the OTC Bulletin Board on the date of grant and the exercise price of the option. This amount is presented as an addition to additional paid-in capital.

Financial consulting fees. A financial consulting fee of $1,156,000 was recorded for the nine months ended September 30, 2000, compared with no financial consulting fees for the nine months ended September 30, 1999. The fee is due to the issuance of 50,000 warrants to DJL during the first quarter of year, pursuant to an agency agreement whereby DJL was to raise capital, on a best efforts basis, for the Company. The fee represents the valuation of the warrants based on the Black Scholes method as at issuance. This amount is presented as an addition to additional paid-in capital.

Depreciation and amortization. During the nine months ended September 30, 2000, the Company wrote down the value of its fixed assets to their estimated disposal value resulting in no depreciation or amortization expenses, compared with $3,973 in depreciation and amortization expenses for the nine months ended September 30, 1999.

Interest, net. Net interest costs were $63,365 for the nine months ended September 30, 2000, including $56,250 for the beneficial conversion feature on the subordinated convertible debt issued during the period, and $7,780 in accrued interest on the notes outstanding. This compares with $8,333 in interest income for the nine months ended September 30, 1999.

Income Taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

For the Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Net Gain/Loss From Discontinued Operations. The Company ceased substantially all of its operations on January 3, 2000 and, as a result, has combined all operating revenues and expenses related to its previous business under discontinued operations. For the three months ended September 30, 2000, the Company incurred no expenses relating to its previous business and, as a result, recorded no losses from discontinued operations. In comparison, the Company recorded a net loss of $287,360 for the three months ended September 30, 1999 when it was operating its previous business.

The net loss from discontinued operations for the three months ended September 30, 1999, consisted of revenues, cost of revenues, and expenses in technical and systems development, sales and marketing, and general and administrative activities. The Company generated $33,149 in revenue from discontinued operations for the three months ended September 30, 1999 for website design and e-business services. The Company incurred $11,256 for the cost of revenue from discontinued operations for the three months ended September 30, 1999 relating to the revenue earned in website design. Technical and system development expenses from discontinued operations for the three months ended September 30, 1999 were $102,215 for employee compensation and the cost of developing and improving store content, Internet connectivity and operations. Sales and marketing expenses from discontinued operations for the three months ended September 30, 1999 were $58,171 for payroll expenses relating to merchandising, helpdesk, graphic design, advertising and promotion. General and administrative expenses from discontinued operations for the three months ended September 30, 1999 were $148,867 for management compensation, rent for the research and development facilities, professional services, and travel.

General and Administrative Expenses. General and administrative expenses consist of rent, secretarial services, telephone expense and other general corporate expenses. General and administrative expenses were $85,524 for the three months ended September 30, 2000, compared with $27,358 for the three months ended September 30, 1999. This increase reflected the substantially increased activity related to proposed acquisitions. Professional fees were $50,761 for the three months ended September 30, 2000, compared with no professional fees for the three months ended September 30, 1999. The professional fees relate to the costs of the Company's regulatory filings and the costs associated with the proposed acquisitions. General office expenses, including rent, telephone and courier expenses, were $8,802 for the three months ended September 30, 2000, compared with $27,358 for the three months ended September 30, 1999. Management fees were $9,000 for the three months ended September 30, 2000, compared with no management fees for the three months ended September 30, 1999.

Non-cash stock-based compensation. The Company recorded no non-cash stock-based compensation costs for the three months ended September 30, 2000 and 1999.

Financial consulting fees. The Company recorded no financial consulting fees for the three months ended September 30, 2000 and 1999.

Depreciation and amortization. During the three months ended September 30, 2000, the Company incurred no depreciation or amortization expenses, compared with $2,028 in depreciation and amortization expenses for the three months ended September 30, 1999.

Interest, net. Net interest costs were $30,156, including $25,000 for the beneficial conversion feature on the subordinated convertible debt issued during the quarter and $5,343 in accrued interest on the notes, for the three months ended September 30, 2000, compared with $7,211 in interest income for the three months ended September 30, 1999.

Income Taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

As at September 30, 2000, the Company's consolidated cash position was $34,247, and the consolidated working capital deficit was $337,018 compared with a consolidated cash position of $93,127 and a consolidated working capital deficit of $168,826 as at December 31, 1999.

Since   inception,   the  Company  has  financed  its  operations  from  capital contributions from shareholders and the issuance of subordinated convertible notes. On May 17, 2000, the Company issued a $125,000 subordinated convertible note due on August 31, 2000. On October 12, 2000, the Company and Manhattan Investments Incorporated agreed in writing to extend the maturity date of the Manhattan Note to July 31, 2001. On July 12, 2000, the Company issued a $100,000 subordinated convertible note due July 31, 2001. On January 21, 2000, the $150,000 subordinated convertible note, originally issued on December 14, 1999, was converted into 63,116 shares of the Company's common stock. The Company currently has sufficient working capital to support its current minimum operations through November 2000. The Company anticipates that it will require an additional $180,000 in order to fund the minimum operations of the Company over the next twelve (12) months. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital.

Net cash used in operating activities was $92,981 for the three months ended September 30, 2000, compared to $372,457 for the three months ended September 30, 1999, including a net loss of $115,680 and $309,535 respectively. The decrease in net cash used in operating activities is due to the discontinuation of operations. The Company's current operating expenditures are approximately $15,000 per month.

The Company had sales of capital assets of $22,500 for the three months ended September 30, 2000, compared to capital expenditures of $4,908 for the three months ended September 30, 1999. The sale of assets represented the remaining assets the Company held for disposition. The sale was made to a company with a common director of the Company.

On January 24, 2000, the Company terminated its lease for the office space located in Bellevue, Washington. On February 24, 2000, the Company entered into a lease for office space located in Seattle, Washington. The future minimum payments on the lease are $4,260 for 2000. This lease may be terminated upon 60 days written notice.

Non-Qualified Stock Options

As of September 30, 2000, the Company had outstanding non-qualified stock options to purchase 160,000 shares of the Company's common stock issued to various employees, consultants and directors pursuant to its stock option plan. These stock options entitle holders to purchase common stock at a price of $5 or $6 depending on which year the stock options vest. The Company has 840,000 shares available for future issuance pursuant to its 1999 Stock Option Plan.


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

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Section 4(2) Offering to Manhattan Investments Incorporated

          On May 17, 2000, the Company entered into a subordinate convertible note for the principal amount of $125,000 with an interest rate of 10% with Manhattan Investments Incorporated (the "Manhattan Note"). The principal and accrued and unpaid interest on the Manhattan Note is convertible at the option of the noteholder at any time at 80% of the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of notice of conversion. The Manhattan Note was due on August 31, 2000. On October 12, 2000, the Company and Manhattan Investments Incorporated agreed in writing to extend the maturity date of the Manhattan Note to July 31, 2001.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of shareholders was held on September 26, 2000, where the shareholders of the Company (i) approved the redomicile of the Company's place of incorporation from Florida to Delaware, (ii) elected Jasbir Dhaliwal, Raeanne Steele, and Damon Poole as directors of the Company and (iii) appointed of BDO Seidman, LLP as the Company's independent auditors for fiscal year 2000, with the shareholders voting in the following manner:

          PROPOSAL 1: To approve the redomicile of the Company's place of incorporation from Florida to Delaware.

          For                       4,351,616
          Against                   5,450
          Abstain                   2,706,050
          Broker Non-vote           -

          PROPOSAL 2: To elect Jasbir Dhaliwal, Damon Poole and Raeanne Steele to the Company's board of directors.

          For Jasbir Dhaliwal                                  4,357,066
          Withhold authority to vote for Jasbir Dhaliwal       -
          Abstain                                              2,706,050
          Broker Non-vote                                      -


          For Damon Poole                                      4,357,066
          Withhold authority to vote for Damon Poole           -
          Abstain                                              2,706,050
          Broker Non-vote                                      -


          For Raeanne Steele                                   4,357,066
          Withhold authority to vote for Raeanne Steele        -
          Abstain                                              2,706,050
          Broker Non-vote                                      -

          PROPOSAL 3: To ratify the selection of BDO Seidman, LLP as independent auditors for the Company for the fiscal Year 2000.

          For                       4,357,066
          Against                   -
          Abstain                   2,706,050
          Broker Non-vote           -


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit
               Number           Description
               ------           -----------
                10.21           First Allonge to the Promissory Note dated
                                May 17, 2000 made by ASPi Europe, Inc. in favor of Manhattan Investments Incorporated dated
                                October 12, 2000

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


                                        ASPI EUROPE, INC.



November 7, 2000                        /s/ Damon Poole
                                        ---------------------------------------
                                        Damon Poole, Chief Executive Officer


November 7, 2000                        /s/ Patrick McGrath
                                        ---------------------------------------
                                        Patrick McGrath, Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number         Description
------         -----------
10.21          First Allonge to the  Promissory  Note dated May 17, 2000 made by
               ASPi Europe, Inc. in favor of Manhattan Investments Incorporated dated October 12, 2000

27.1           Financial Data Schedule

99.1           Risk Factors