Form 10-K
period 2000-12-31
ASPI EUROPE INC
filed 2001-03-01
CIK 1089525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ____________ to ____________

                        Commission file number 000-26809


                                ASPI EUROPE, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                     91-1962104
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                               1940 West 11th Ave.
                      Vancouver, British Columbia, V6J 2C6
                                     Canada
                    (Address of principal executive offices)

                                 (604) 687-7661
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the registrant's common stock held by non-affiliates as of December 31, 2000 was approximately $8,235,204. The number of shares of the registrant's common stock issued and outstanding as of December 31, 2000 was 7,172,647.

                                ASPI EUROPE, INC.
                          2000 Form 10-K Annual Report

                                Table of Contents



                                                                                             Page
                                     PART I
Item 1.  Business.............................................................................1
Item 2.  Properties...........................................................................7
Item 3.  Legal Proceedings....................................................................7
Item 4.  Submission of Matters to a Vote of Security Holders..................................7

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters................7
Item 6.  Selected Financial Data..............................................................8
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations .......................................................................9
Item 7a. Quantitative and Qualitative Disclosures about Market Risk..........................14
Item 8.  Financial Statements and Supplementary Data.........................................14
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................................14

                                    PART III

Item 10. Directors and Officers of the Registrant............................................15
Item 11. Executive Compensation..............................................................17
Item 12. Security Ownership of Certain Beneficial Owners and Management......................20
Item 13. Certain Relationships and Related Transactions......................................21

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................22

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of ASPi Europe, Inc. (the "Company"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors related to the Company's current business situation include, but are not limited to: the Company's abandoned business operations, history of losses, need for additional financing, uncertainty about its ability to continue as a going concern, risks related to future acquisitions and strategic alliances, dependence on key personnel, directors' and officers' involvement in other projects and the other risks and uncertainties described under "Business -- Risk Factors" in Part I of this Annual Report. Such factors related to the Company's proposed acquisition of Digital Snaps Inc. ("DSI") include, but are not limited to: DSI's limited operating history, dependence on key personnel, reliance on key third party relationships, risks involving the management of growth, product development risks and risks of technological change, competition, the Company's ability to protect DSI's intellectual property rights and the other risks and uncertainties described under "Business--Risk Factors" in Part I of this Annual Report. See
"Business--Plan of Operation." Certain of the forward-looking statements contained in this Report are identified with cross references to this section and/or to specific risks identified under "Business--Risk Factors."

                                     PART I

Item 1.   Business

Overview

ASPi Europe, Inc. (the "Company") is a development stage company that was incorporated in the State of Florida on August 17, 1984, under the name of AIDA Industries, Inc. The Company began operations in January of 1999, and on March 24, 1999, the Company changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc.

On May 26, 1999, the Company entered into an acquisition agreement with Shopping Sherlock, Inc. ("SSI"), a Delaware corporation, for the purpose of developing and implementing its website hosting and e-business services as well as developing its own e-commerce website to sell consumer products over the Internet through discounts and purchase rebates to its customers. The Company acquired all of the issued and outstanding common stock of SSI in consideration for the issuance of a total of 2,000,000 shares of the Company's common stock to the stockholders of SSI, which primarily consisted of Premier Lifestyles International Corporation, a California corporation ("PLIC"), and Stewart Family Partners (the "Partnership"). At the time of the acquisition, the controlling shareholder of SSI was Richard Stewart ("Mr. Stewart") and, as a result of the acquisition, Mr. Stewart became a director and 20% shareholder of the Company. At the time of the acquisition, Mr. Stewart was also the President and Chief Executive Officer of PLIC.

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

On January 27, 2000, the Company entered into the Stock Redemption and Settlement Agreement (the "Redemption Agreement") with PLIC, the Partnership and Mr. Stewart under which the Company agreed to transfer a worldwide, non-exclusive, perpetual, fully-paid-up license to use, distribute or make derivative works from the Company's software designed to operate and host websites in consideration for the redemption of 2,000,000 shares of the Company's common stock that PLIC and the Partnership owned or had a right to purchase.

At a Special Meeting of Shareholders held on March 14, 2000, the Company's shareholders approved the terms of the Redemption Agreement and, as a result, the 2,000,000 redeemed shares of common stock were thereafter deemed authorized but unissued shares of the Company pursuant to Florida law. The software license had a deemed value of approximately $350,000 based on the actual expenditures incurred by the Company to develop the software in fiscal year 1999.

Due to the Company's lack of success in launching its website hosting and e-business services as well as its e-commerce business, the Company decided to change its business focus and explore the possibility of acquiring a viable operating company in the information technology or software industries. On March 8, 2000, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of it-softdialog AG ("ITAG"), an established information technology consulting company with its headquarters in Germany. In anticipation of the closing of the proposed acquisition of ITAG, at a Special Meeting of Shareholders held on May 2, 2000, the Company received shareholder approval to change its name from Shopping Sherlock, Inc. to ASPi Europe, Inc. On May 5, 2000, the Company changed its name to ASPi Europe, Inc. On May 18, 2000, the Company announced that the proposed acquisition would not proceed according to the terms of the letter of intent, and soon thereafter both parties agreed to terminate any further negotiations.

On July 5, 2000, the Company announced that it had entered into separate letters of intent to acquire all of the issued and outstanding equity securities of Blue Dragon Technologies GmbH, a web-based software solutions consulting company located in Germany, and WebTech Ltd., an information technology business located in Bulgaria (the "Target Companies"), which are both owned by the same shareholders. On September 1, 2000, the Company announced that it would not proceed with the acquisition of the Target Companies.

At the Annual Meeting of Shareholders held on September 26, 2000, the Company's shareholders approved the redomicile of the Company's place of incorporation from Florida to Delaware by merging the Company with and into its newly created, wholly-owned subsidiary ASPi Europe, Inc., a Delaware corporation. On December 19, 2000, Articles of Merger were filed with the Florida Secretary of State and a Certificate of Merger was filed with the Delaware Secretary of State, which formally resulted in the redomicile of the Company to the State of Delaware.

Plan of Operation

Since entering into the Redemption Agreement with PLIC, the Partnership and Mr. Stewart on January 27, 2000, the Company has ceased all of its business operations and has explored the possibility of acquiring a viable operating company in the information technology or software industries.

On January 12, 2001, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of Digital Snaps Inc., a Vancouver, British Columbia-based application service provider ("DSI"), which offers applications that facilitate the flow of information between manufacturers and retailers. The tentative terms for the proposed acquisition involve the Company issuing up to 21,350,000 shares of its common stock in consideration for all of the issued and outstanding shares of capital stock of DSI. The Company has also committed to raise at least $1.0 million in gross proceeds to the Company through a private placement of its equity securities prior to closing the proposed transaction. Under the terms of the proposed transaction, it is anticipated that some of the executives of DSI will assume senior executive positions and will be invited to join the board of directors of the Company.

The Company has sufficient working capital to sustain current minimum operations through March 2001, and it anticipates that it will have to raise substantial additional funds to complete the proposed acquisition of DSI and continue as a going concern. The Company anticipates that it will require an additional $4.0 million in order to fund the proposed acquisition of DSI as well as fund its operations over the next twelve (12) months. If the proposed acquisition of DSI is not completed, the Company anticipates it would require an additional $120,000 to fund its operations over the next twelve (12) months, which the Company would seek to raise through either a private debt or equity offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company is currently exploring various financing alternatives, including the possibility of an additional private equity offering. The closing of the proposed acquisition is subject to certain conditions, including, but not limited to, negotiation and completion of a definitive agreement and the receipt of the necessary financing. There can be no assurance that the transaction contemplated will be completed. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company currently has no business operations and has not generated any material revenues to date. If the proposed acquisition of DSI is not completed, the Company does not currently have an alternative transaction to consider with another viable operating company. Furthermore, even if the transaction is completed, there can be no assurance that the Company will generate any material revenues in the future. See "Risk Factors."

Risk Factors

Risks to the Company related to its current business situation

The Company is subject to certain risks related to its current business situation. These risks also could cause actual results to differ materially from results projected in any forward-looking statement in this Annual Report.

The Company has abandoned its business operations, which makes it difficult to predict its future performance.

The Company commenced operations in January 1999, and subsequently abandoned its business operations in January 2000. The Company is currently negotiating to acquire an operating business entity that is a digital exchange application service provider. The Company, however, has no historical operating history in this industry upon which an evaluation of its business and prospects can be based. As a result, in view of the rapidly evolving nature of the Company's business situation, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company has a history of losses, expects future losses and may never achieve profitability.

The Company has not achieved profitability and expects to continue to incur operating losses for the foreseeable future. The Company incurred net losses of $1,394,503, $1,220,228 and $2,079 for the respective years ended December 31, 2000, 1999 and 1998. The Company has not had any material revenue in recent years, it has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, if the Company plans to acquire an operating business entity, as is proposed, its operating expenses will increase significantly.

The Company will need additional financing to support its operations and may be unable to obtain it on commercially reasonable terms, or at all.

The Company can satisfy its current cash requirements through March 2001 at current minimum levels. Accordingly, the Company must raise substantial additional funds to continue as a going concern and to complete the proposed acquisition of DSI. There is no assurance that the Company will be able to secure financing or that such financing will be obtained on terms favorable to the Company. Failure to obtain adequate financing raises substantial doubt as to the Company's ability to acquire an operating business entity as well as continue as a going concern.

There is uncertainty regarding the Company's ability to continue as a going concern.

The Company has been in the development stage since its inception. It has had no significant operating revenues to date, has accumulated losses of $2,617,810 and will require additional working capital to sustain current operations and complete any proposed future acquisition. This raises substantial doubt as to the Company's ability to continue as a going concern.

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

There can be no assurance that the Company will be able to successfully overcome these risks. Moreover, the Company cannot be certain that any desired acquisition, investment or strategic alliance can be made in a timely manner, on terms and conditions acceptable to the Company or that the Company will be successful in identifying attractive acquisition candidates. The Company expects that competition for such acquisitions may be significant. The Company may compete with others who have similar acquisition strategies, many of whom may be larger and have greater financial and other resources than the Company.

The Company depends upon key personnel.

The Company's future operating results are substantially dependent on the continued service and performance of its senior personnel: Damon Poole, the Company's President and Chief Executive Officer, and Patrick McGrath, the Company's Chief Financial Officer, Treasurer and Secretary. The Company intends to hire additional executives should it acquire an operating business entity. See "Note Regarding Forward-Looking Statements." Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of the Company's senior management or other key employees or the inability to attract and retain the necessary technical or managerial personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows. The Company does not currently maintain "key man" insurance for any senior management or other key employees.

Directors and Officers are involved in other projects.

Many of the officers and directors of the Company serve as directors, officers and/or employees of companies other than the Company. For example, Damon Poole and Patrick McGrath, the Company's Chief Executive Officer and Chief Financial Officer, respectively, currently act as independent consultants to other companies. All of the Company's current officers devote, on average, at least 10 hours per week to the Company. While the Company believes that such officers and directors devote adequate time to effectively manage the Company, there can be no assurance that such other positions will not negatively impact an officer's or director's duties for the Company.

Risks to the Company related to its proposed acquisition of DSI

The Company will be subject to certain risks related to the proposed acquisition of DSI. These risks could cause actual results to differ materially from results projected in any forward-looking statement in this Annual Report. There can be no assurance that the Company will be able to successfully complete the proposed acquisition of DSI.

DSI has a limited operating history, which makes it difficult to predict its future performance.

DSI commenced operations in September 1999. DSI, therefore, has only a limited operating history upon which an evaluation of its business and prospects can be based. Prior to 1999, DSI had no operations or revenues. In addition, the Company expects changes to occur in DSI should the Company acquire DSI, as is proposed, as an operating business entity. As a result, in view of the evolving nature of DSI's business and limited operating history, the Company believes that period-to-period comparisons of DSI's financial results are not necessarily meaningful and should not be relied upon as an indication of DSI's future performance.

DSI depends upon key personnel.

DSI is currently dependent upon its senior management, board of directors and consultants, the loss of any of which may significantly affect its performance and its ability to carry out the continued successful development and commercialization of its products and services. Any failure to retain its management, directors and consultants or to attract and retain additional key employees with necessary skills could have a material adverse impact upon DSI's and, therefore, the Company's growth and profitability. Following the acquisition of DSI, the Company will be required to recruit additional personnel, expand its direct sales force, expand its customer support functions and train, motivate and manage its employees. Competition for qualified personnel is intense and is expected to increase. There can be no assurance that the Company will be able to recruit the personnel required to execute its programs or to manage these changes successfully.

DSI relies on key third party relationship to conduct its business.

DSI relies on key third party relationships. These third parties are not within the control of DSI, and may not be obligated to maintain these relationships with DSI upon the Company acquiring DSI. The loss of these third party relationships could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

The digital exchange application service provider market must continue to grow and customers must continue to utilize the Company's products and services.

The overall market for digital exchange application service providers has experienced significant growth in recent years. There can be no assurance that the market for DSI's existing or proposed products or services will continue to grow, that companies within the industry will utilize its products or services, or that following the acquisition of DSI by the Company, the Company will be successful in independently establishing markets for its products or services. If the various markets in which the Company's products or services will compete fail to grow, or grow more slowly than the Company currently anticipates, or if the Company is unable to establish product markets for its new products or services, the Company's business, results of operation and financial condition would be materially adversely affected.

Substantial competition exists in the digital exchange application service provider market.

Substantial competition exists in the digital exchange application service provider market. Additional competitors with greater financial, technical and marketing resources than the Company may enter the market and competition may intensify. Current or future competitors may develop products that are superior to the Company's products or achieve greater market acceptance due to pricing, sales channels or other factors, which could have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

New technologies must be integrated into the Company's products if they are to remain competitive.

The digital exchange application service provider market is characterized by rapidly changing technology and evolving industry standards. Therefore, it is difficult to predict the rate at which the market for the Company's services will grow, if at all, should it acquire DSI and enter the digital exchange application service provider market. If the market fails to grow, or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected. Even if the market does grow, there can be no assurance that the Company's products would achieve commercial success. The Company may find itself competing in a market for customers against other companies with much greater financial, marketing and other resources. Such competitors may be able to institute and sustain price wars, imitate the features of the Company's applications or software, or reduce prices, the Company's revenues and DSI's current share of the market.

The Company's products must continually be improved if they are to remain competitive.

Following the acquisition, the Company will be at risk if it is unable to continually upgrade and improve DSI's products and develop new products. The information technology industry is characterized by a constant flow of new or improved products, which quickly render existing products obsolete. The Company's competitors may develop technically superior and comparably priced products, which would have a material adverse effect on the Company's prospects.

The Company must seek to protect DSI's intellectual property.

The Company considers the technology of DSI and its other intellectual property to be of value and important to its business. At this time, the Company is unaware whether DSI relies on copyright, trademark and trade secret laws, non-disclosure agreements or other contractual provisions to establish and maintain its intellectual property rights. The Company is aware that DSI does not have any patents or patent applications pending. Despite DSI's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or obtain and use information that DSI regards as proprietary. There can be no assurance that the steps taken by DSI to protect its proprietary information will prevent misappropriation of such information. The cost of litigation necessary to enforce DSI's proprietary rights may be prohibitive. Such steps may not preclude competitors from developing confusingly similar brand names or promotional materials or developing products and services similar to those of DSI.

Although the Company believes that DSI has the right to use all of the intellectual property incorporated in its products, third parties may claim that DSI's products violate their proprietary rights, including copyrights and patents. If any such claims are made and found to be valid, the Company may have to reengineer DSI's products or obtain licenses from third parties to continue offering its products. Any efforts to reengineer its products or obtain licenses from third parties may not be successful and could substantially increase the Company's costs and have a material adverse effect on the business, financial condition and results of operations of the Company.

The proposed acquisition of DSI will involve a significant issuance of the Company's capital stock that will result in a substantial decrease in the percentage ownership interest held by the Company's current stockholders.

Stockholders of the Company will likely suffer a substantial decrease in their percentage ownership interest in the Company as a result of the issuance of additional shares of capital stock pursuant to the terms of the proposed acquisition of DSI. This decrease in the percentage ownership interest held by the Company's current stockholders will result in a reduction in their proportional voting power in matters submitted to a vote of the Company's stockholders following the completion of the proposed acquisition of DSI.

Item 2.  Properties

The Company terminated its lease of office space located at Two Union Square, 601 Union Street, Suite 4200, Seattle, Washington effective December 1, 2000, and currently has no leases outstanding.

Item 3.  Legal Proceedings

The Company is not a party to, and none of the Company's property is subject to, any pending or threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity And Related Shareholder Matters

                           PRICE RANGE OF COMMON STOCK

The Company's common stock began trading on the NASD Over-The-Counter Bulletin Board Market (the "OTCBB") on March 31, 1999 under the symbol "SSLK." On July 2, 1999, the Company ceased trading on the OTCBB and began trading on the Over-The-Counter "Pink Sheets." On November 22, 1999, the Company's common stock began trading on the OTCBB after the Company's Form 10 was filed and became effective with the Securities and Exchange Commission. After the Company changed its name from Shopping Sherlock, Inc. to ASPi Europe, Inc., the Company began trading on the OTCBB on May 12, 2000 under the symbol "ASPQ." In addition, on March 6, 2000, the Company's common stock began trading on the Berlin Stock Exchange. The following is a summary of trading, on a calendar quarter basis, in the Company's common stock on the OTCBB and the "Pink Sheets" during 1999 and 2000:

                          The NASD OTC Bulletin Board

  --------------------------------------------------------------------
  Quarter Presented           High            Low           Volume
  --------------------------------------------------------------------
  1st Quarter -- 2000        $31.88          $3.00         5,065,900
  --------------------------------------------------------------------
  2nd Quarter -- 2000        $23.25          $6.00         3,171,600
  --------------------------------------------------------------------
  3rd Quarter -- 2000        $10.19          $1.50         2,793,200
  --------------------------------------------------------------------
  4th Quarter -- 2000         $3.94          $1.00         2,569,500
  --------------------------------------------------------------------

            The NASD OTC Bulletin Board and Pink Sheets

  --------------------------------------------------------------------
  Quarter Presented           High            Low            Volume
  --------------------------------------------------------------------
  1st Quarter --1999          $6.25          $5.00           190,000
  (on March 31, 1999)
  --------------------------------------------------------------------
  2nd Quarter -- 1999         $9.75          $5.62           727,100
  --------------------------------------------------------------------
  3rd Quarter -- 1999         $8.00          $2.25           167,150
  --------------------------------------------------------------------
  4th Quarter -- 1999        $15.00          $5.25           234,000
  --------------------------------------------------------------------

The prices reflected represent interdealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions.

Other than described above, the Company's shares are not and have not been listed or quoted on any other exchange or quotation system. As of January 24, 2001, the Company had approximately 36 stockholders of record (including nominees and brokers holding street accounts) of the Company's common stock.

The Company has never paid dividends on its shares. The Company currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

Section 4(2) Offering to Atlantic Trust

On July 12, 2000, the Company entered into a $100,000 convertible promissory note with an interest rate of 10% (the "Note") with Atlantic Trust. All accrued principal and interest on the Note was convertible at the option of Atlantic Trust at 80% of the closing price of the Company's common stock on the date of conversion. On December 7, 2000, Atlantic Trust converted this note and the related accrued interest into 109,531 shares of Company's common stock pursuant to the $1.19 closing price of the Company's common stock on that date.

These securities have been issued to Atlantic Trust pursuant to an exemption from registration under Section 4(2) of the Securities Act. In relying upon such exemption (i) the Company did not engage in any "general solicitation," (ii) the purchaser represented and the Company reasonably believed that it had such knowledge and experience in financial matters such that it was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) the purchaser was provided access to all necessary and adequate information to enable the purchaser to evaluate the financial risk inherent in making an investment, (iv) the offer was part of agreement to repay a subordinate convertible note and as such was made only to the purchaser, and (v) the purchaser represented that it was acquiring the shares for itself and not for distribution.

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with the Company's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report. The statement of operations data for the fiscal years ended December 31, 2000, 1999, and 1998 and the balance sheets data at December 31, 2000 and 1999 presented below are derived from, and are qualified by reference to, the Company's financial statements, which appear elsewhere in this Annual Report.

                                                                  Year ended
                                                                 December  31,
                                        --------------------------------------------------------------
                                            2000         1999         1998        1997        1996
                                                                                           (unaudited)
                                        ------------ ------------ ----------- ------------ -----------
Statement of Operations Data:
  Operating expenses......              $1,633,658   $   107,243   $   2,079   $      --    $      --
  Net gain (loss) from
    discontinued operations.               239,155    (1,112,985)                     --           --
  Net loss for the period.              (1,394,503)   (1,220,228)     (2,079)         --           --
  Earnings (loss) per
   share of common stock..              $    (0.19)  $     (0.17)  $   (0.01)  $   (0.00)   $   (0.00)
  Weighted average shares
   outstanding............               7,528,985     7,229,461     445,833     100,000      100,000
                                        ---------------------------------------------------------------

                                                            As At December 31,
                                     -------------------------------------------------------------
                                        2000         1999        1998        1997         1996
                                                                                       (unaudited)
                                     ----------  ------------ ---------- ------------ ------------
Balance Sheet Data:
Cash and cash equivalents            $   1,217    $  93,127    $     --   $      --    $      --
Working capital
  (deficiency)...........             (291,113)    (168,826)         --          --           --
Total assets.............                3,347      237,828          --          --           --
Non-current liabilities..                   --           --          --          --           --
Stockholders' deficit....            $(291,113)   $ (82,728)   $     --   $      --    $      --
                                     -------------------------------------------------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was incorporated in Florida on August 17, 1984, under the name AIDA Industries, Inc. The Company began operations in January of 1999, and on March 24, 1999 changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc.

On May 26, 1999, the Company acquired all the issued and outstanding capital stock of SSI, for the purpose of developing and implementing its website hosting and e-commerce services as well as developing its own e-commerce website to sell consumer products over the Internet through discounts and purchase rebates to its customers. The Company acquired all SSI's common stock in consideration for the issuance of a total of 2,000,000 shares of the Company's common stock to the stockholders of SSI, which primarily consisted of PLIC and the Partnership. At the time of the acquisition, the controlling shareholder of SSI was Mr. Stewart and, as a result of the acquisition, Mr. Stewart became a director and 20% shareholder of the Company. At the time of the acquisition, Mr. Stewart was also the President and Chief Executive Officer of PLIC.

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

On January 27, 2000, the Company entered into the Redemption Agreement with PLIC, the Partnership and Mr. Stewart under which the Company agreed to transfer a worldwide, non-exclusive, perpetual, fully-paid-up license to use, distribute or make derivative works from the Company's software designed to operate and host websites in consideration for the redemption of approximately 2,000,000 shares of the Company's common stock that PLIC and the Partnership owned or had a right to purchase.

At a Special Meeting of Shareholders held on March 14, 2000, the shareholders of the Company approved the terms of the Redemption Agreement and, as a result, the 2,000,000 redeemed shares of common stock were thereafter deemed authorized but unissued shares of the Company pursuant to Florida law. The software license had a deemed value of approximately $350,000 based on the actual expenditures incurred by the Company to develop the software in fiscal year 1999.

Due to the Company's lack of success in launching its website hosting and e-business services and its e-commerce operations, the Company decided to change its business focus and explore the possibility of acquiring a viable operating company in the information technology or software industries. On March 8, 2000, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of ITAG. In anticipation of the closing of the proposed acquisition of ITAG, at a Special Meeting of Shareholders held on May 2, 2000, the Company received shareholder approval to change its name from Shopping Sherlock, Inc. to ASPi Europe, Inc. On May 5, 2000, the Company changed its name to ASPi Europe, Inc. On May 18, 2000, the Company announced that the proposed acquisition would not proceed according to the terms of the letter of intent, and soon thereafter both parties agreed to terminate any further negotiations.

On July 5, 2000, the Company announced that it had entered into separate letters of intent to acquire all of the issued and outstanding equity securities of the Target Companies. On September 1, 2000, the Company announced that it would not proceed with the acquisition of the Target Companies.

At the Annual Meeting of Shareholders held on September 26, 2000, the shareholders approved the redomicile of the Company's place of incorporation from Florida to Delaware by merging the Company with and into its newly-created wholly-owned subsidiary ASPi Europe, Inc., a Delaware corporation. On December 19, 2000, Articles of Merger were filed with the Florida Secretary of State and a Certificate of Merger was filed with the Delaware Secretary of State, which formally resulted in the redomicile of the Company to the State of Delaware.

On January 12, 2001, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of DSI. The tentative terms for the proposed acquisition involve the Company issuing up to 21,350,000 shares of common stock in consideration for all of the issued and outstanding shares of capital stock of DSI. The Company has also committed to raise at least $1.0 million in gross proceeds to the Company through a private placement of its equity securities prior to closing the proposed transaction. Under the terms of the proposed transaction, it is anticipated that some of the executives of DSI will assume senior executive positions and will be invited to join the board of directors of the Company.

The Company anticipates that it will require an additional $4.0 million in order to fund the proposed acquisition of DSI as well as fund its operations over the next twelve (12) months. If the proposed acquisition of DSI is not completed, the Company anticipates it would require an additional $120,000 to fund its operations over the next twelve (12) months, which the Company would seek to raise through either a private debt or equity offering.. The Company currently has sufficient working capital to support its current minimum operations through March 2001.

The Company is currently exploring various financing alternatives, including the possibility of an additional private equity offering. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, its may be unable to continue as a going concern.

The Company currently has no business operations and has not generated any material revenues to date. If the proposed acquisition of DSI is not completed, the Company does not currently have an alternative transaction to consider with another viable operating company. Furthermore, even if the transaction is completed, there can be no assurance that the Company will generate any material revenues in the future.

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

In May 1999, the Company acquired SSI, which had been inactive from its inception to May 31, 1999. On June 1, 1999, the Company transferred all of its business operations to SSI. In January 2000, SSI became inactive after the Company ceased all of its business operations. All administrative functions of the Company and the subsidiary are, and will continue to be, performed by the Company.

For the Year Ended  December  31, 2000  Compared to the Year Ended  December 31,
1999

Net Loss From Discontinued Operations. The Company ceased all of its business operations on January 2, 2000 and, as a result, has combined all operating revenues and expenses related to the previous business under discontinued operations. The Company incurred a net gain from discontinued operations of $239,155 for the year ended December 31, 2000, compared with a net loss of $1,112,985 for the year ended December 31, 1999.

The amounts included in net loss from discontinued operations include a gain on the sale of a software license of $350,000 for the year ended December 31, 2000, compared with no gain on the sale of software licenses for the year ended December 31, 1999. The Company generated no revenue from discontinued operations for the year ended December 31, 2000, compared with revenues from discontinued operations of $46,113 for the year ended December 31, 1999. The Company incurred $15,812 related to the cost of revenue incurred from discontinued operations for the year ended December 31, 2000, compared with $11,931 for the year ended December 31, 1999. The Company incurred $10,979 for technical and system development expenses from discontinued operations for the year ended December 31, 2000, compared with $345,058 for the year ended December 31, 1999. Sales and marketing expenses from discontinued operations amounted to $5,305 for the year ended December 31, 2000, compared with $152,037 for the year ended December 31, 1999. The Company incurred $42,884 for general and administrative expenses from discontinued operations for the year ended December 31, 2000, compared with $554,396 for the year ended December 31, 1999. The Company also wrote off the $35,865 remaining unreserved balance of a loan to a third party in the year ended December 31, 2000, as management determined the loan to be uncollectable.

Technical and system development expenses from discontinued operations consist primarily of expenses incurred for the development and maintenance of the software required to support the Company's online stores, including employee compensation and the cost of developing and improving store content, Internet connectivity and operations. The significant costs were payroll and consulting expenses of $7,637 for the year ended December 31, 2000, compared with $246,109 for the year ended December 31, 1999.

Sales and marketing expenses from discontinued operations consist of costs associated with designing and marketing the Company's online stores. Payroll expenses relating to merchandising, helpdesk, graphic design, advertising and promotion department employees were $2,970 for the year ended December 31, 2000, compared with $123,826 for the year ended December 31, 1999.

General and administrative expenses from discontinued operations consist of management, compensation, rent for research and development facilities, professional services, and travel. Payroll expenses relating to management and administrative personnel were $2,257 for the year ended December 31, 2000, compared with $208,893 for the year ended December 31, 1999. Professional fees were $35,700 for the year ended December 31, 2000, compared with $214,386 for the year ended December 31, 1999, reflecting the cost of raising funds and entering into the Redemption Agreement. There were no travel and accommodation expenses for the year ended December 31, 2000, compared with $91,184 for the year ended December 31, 1999.

General and Administrative Expenses From Continued Operations. General and administrative expenses consist of rent, secretarial services, telephone expense and other general corporate expenses. General and administrative expenses were $409,299 for the year ended December 31, 2000, compared with $72,474 for the year ended December 31, 1999. This increase reflected the substantial increase in activity related to the review and evaluation of various business opportunities. Professional fees were $197,307 for the year ended December 31, 2000, compared with no professional fees for the year ended December 31, 1999. The professional fees relate to the costs associated with the Company's periodic reporting obligations and proposed acquisitions. General office expenses, including rent, telephone and courier expenses, were $32,075 for the year ended December 31, 2000, compared with $72,474 for the year ended December 31, 1999. Management fees were $36,000 for the year ended December 31, 2000, compared with no management fees for the year ended December 31, 1999. The Company wrote down the value of certain fixed assets and recorded a loss on their disposal of $22,557 for the year ended December 31, 2000, compared with no loss for the year ended December 31, 1999. Travel and accommodation expenses were $30,868 for the year ended December 31, 2000, compared with no travel and accommodation expenses for the year ended December 31, 1999. Non-cash stock-based compensation costs were $68,334 for the year ended December 31, 2000, compared with no non-cash stock-based compensation costs for the year ended December 31, 1999. The non-cash stock-based compensation cost is due to the grant of 20,000 options to management of the Company during the first quarter of 2000. The charge represents the difference between the reported fair market value of the Company's common stock as reported on the OTCBB on the date of grant and the exercise price of the option. This compensation cost is presented as an addition to additional paid-in capital.

Financial consulting fees. A financial consulting fee of $1,156,000 was recorded for the year ended December 31, 2000, compared with no financial consulting fees for the year ended December 31, 1999. The fee is due to the issuance of 50,000 warrants to a financial consultant during the first quarter of the year pursuant to an agency agreement whereby the financial consultant was to raise capital, on a best efforts basis, for the Company. The fee represents the valuation of the warrants based on the Black Scholes method as at issuance. This amount is presented as an addition to additional paid-in capital.

Depreciation and amortization. During the year ended December 31, 2000, the Company wrote down the value of its fixed assets to their estimated disposal value resulting in no depreciation or amortization expenses, compared with $6,146 in depreciation and amortization expenses for the year ended December 31, 1999.

Interest, net. Net interest costs were $68,359 for the year ended December 31, 2000, including $56,250 for the beneficial conversion feature on the subordinated convertible debt issued during this period, and $12,794 in accrued interest on the notes outstanding. This compares with $28,623 in net interest costs for the year ended December 31, 1999, including $37,500 for the beneficial conversion feature on the subordinated convertible debt issued during the period, $616 in accrued interest on the notes outstanding, and $9,483 in interest income earned.

Income Taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Liquidity and Capital Resources

As at December 31, 2000, the Company's consolidated cash position was $1,217, and the consolidated working capital deficit was $291,113, compared with a consolidated cash position of $93,127 and a consolidated working capital deficit of $168,826 as at December 31, 1999.

Since   inception,   the  Company  has  financed  its  operations  from  capital contributions from shareholders and the issuance of subordinated convertible notes or promissory notes. On January 21, 2000, the Company and the noteholder of the $150,000 convertible promissory note originally issued on December 14, 1999 agreed to convert this note into 63,116 shares of the Company's common stock. On May 17, 2000, the Company issued a $125,000 convertible promissory note with a maturity date of August 31, 2000 ("May 2000 Note"). On October 12, 2000, the Company and the noteholder agreed in writing to extend the maturity date of the May 2000 Note to July 31, 2001. On July 12, 2000, the Company issued a $100,000 convertible promissory note with a maturity date of July 31, 2001 ("July 2000 Note"). On December 7, 2000, the Company and the noteholder agreed to convert the July 2000 Note, together with the accrued interest, into 109,531 shares of the Company's common stock. On January 22, 2001, the Company issued a convertible promissory note in the amount of $50,000 with a maturity date of May 18, 2001. The Company currently has sufficient working capital to support its current minimum operations through March 2001.

The Company anticipates that it will require an additional $4 million in order to close the proposed acquisition of DSI and fund the operations of the Company over the next twelve (12) months. If the proposed acquisition of DSI is not completed, the Company anticipates it would require an additional $120,000 to fund its operations over the next twelve (12) months. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital.

Net cash used in operating activities was $341,410 for the year ended December 31, 2000, which includes a net loss of $1,394,503, compared to $968,953 for the year ended December 31, 1999, which includes a net loss of $1,220,228. The decrease in net cash used in operating activities is due to the discontinuation of operations. The Company's current operating expenditures are approximately $10,000 per month.

The Company had sales of capital assets of $24,500 for the year ended December 31, 2000, compared to capital expenditures of $116,189 for the year ended December 31, 1999. The sale of assets represented the remaining assets the Company held for disposition. Asset sales of $22,500 were made to a company with a common officer and director of the Company.

On December 1, 2000, the Company terminated its lease for the office space located in Seattle, Washington. The Company is currently using space in an office owned by one of the Company's directors in Vancouver, British Columbia for administrative purposes at no cost to the Company.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended and liberalized by SFAS 138, establishes accounting and reporting standards requiring that certain derivative instruments (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that unless specific hedge accounting criteria are met, special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137 defining SFAS 133's effective date, is effective for fiscal years beginning after June 15, 2000, and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997.

In March 2000, the Financial Accounting Standards Board released Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 addresses certain practice issues related to APB 25,
"Accounting for Stock Issued to Employees." FIN 44 applies only to companies that have chosen not to adopt SFAS 123, "Accounting for Stock-Based Compensation," for transactions with employees. Among other issues, FIN 44 clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the periods after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000.

The adoption of the above accounting pronouncements did not have a material effect on the Company's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company believes that it does not have any material exposure to interest or commodity risks. The Company does not own any derivative instruments, does not engage in any hedging transactions and does not have any outstanding long-term debt.

Item 8.  Financial Statements and Supplementary Data

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

                                    PART III

Item 10.  Directors and Officers of the Registrant

The following table sets forth certain information, as of January 23, 2001, concerning the Company's executive officers, directors and key employees of the
Company:

Name                    Age        Position with the Company
----                    ---        -------------------------
Damon Poole             29         President, Chief Executive Officer, Chairman
                                   and a Director
Patrick McGrath         29         Chief Financial Officer, Secretary, Treasurer
                                   and a Director
Raeanne Steele          47         Director

Damon Poole has served as the President, Chief Executive Officer and a director since June 2000. From December 1998 to the present, Mr. Poole has also worked as an independent venture capitalist, where he has been actively involved in the structuring and funding of numerous technology ventures. Prior to December 1998, Mr. Poole served as a registered representative (stockbroker) for Canaccord Capital Corp., a former Brink, Hudson & Lefevre division, from May 1998 to December 1998. From November 1997 to May 1998, Mr. Poole served as a registered representative (stockbroker) for Pacific International Securities Ltd. Prior to November 1997, Mr. Poole served as a registered representative (stockbroker) for Whalen Beliveau & Associates from November 1996 to November 1997. From November 1993 to November 1996, Mr. Poole served as a registered representative (stockbroker) for C.M. Oliver & Company, Ltd.

Patrick McGrath has served as the Chief Financial Officer and Secretary since April 1999, Treasurer since March 2000 and a director since September 2000. From May 16, 2000 to the present, Mr. McGrath has served as the Chief Financial Officer and a director of Apiva.com Web Corporation. From January 1999 to the present, Mr. McGrath has also served as an independent consultant to Constellation 3D, Inc., an optical data storage company. From October 1996 to March 1999, Mr. McGrath worked as an accountant with International Portfolio Management, a management consulting and accounting services firm. Prior to October 1996, Mr. McGrath served as an accountant for Vancouver Wharves, a grain terminal facility from February 1996 to October 1996. From July 1995 to October 1996, Mr. McGrath served as an accountant for Open Learning Agency, an educational institution. Mr. McGrath received his Bachelor of Commerce degree from Memorial University of Newfoundland in May 1995 and became a Certified General Accountant in 1999.

Raeanne Steele served as the Executive Vice-President of Sales and Marketing from January 1999 through November 22, 2000, and as a director since June 1999. From January 1990 to January 1999, Ms. Steele served as a private consultant providing contractual services to the private and public sector in business development, market research, business planning, and communications. Ms. Steele received a Bachelor of Arts in Education and Master in Business Administration from the University of Alberta.

On September 26, 2000, Jasbir Dhaliwal resigned as a director of the Company. On June 16, 2000, Philip Garratt resigned as President, Chief Executive Officer, Chairman and a director of the Company. On March 14, 2000, Richard Stewart resigned as a director of the Company pursuant to the Redemption Agreement. On March 2, 2000 Mitchell Eggers, the Company's Chief Operating Officer and acting Chief Technology Officer, resigned as part of the Company's new corporate strategy.

Each director of the Company is elected at our annual meeting of stockholders and serves until his or her successor is duly elected and qualified, unless his or her office is earlier vacated in accordance with the

Bylaws of the Company. The executive are appointed by the board of directors and serve in office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

None of the Company's directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company. No director or executive officer of the Company has any family relationship with any other officer or director of the Company.

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater-than-ten percent (10%) stockholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 1999, all of the Company's directors and officers and all of the persons known to the Company to own more than ten percent (10%) of the Company's common stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the Securities and Exchange Commission.

The initial ownership reports on Form 3 for options granted to purchase shares of the Company's common stock under its 1999 Stock Option Plan (the "Plan") were not filed, on a timely basis, with the Securities and Exchange Commission by Philip Garratt, Raeanne Steele, Patrick Stewart, Mitchell Eggers, and Jasbir Dhaliwal. Although Damon Poole does not beneficially own any securities of the Company, he did not file, on a timely basis, an initial ownership report on Form 3 when he was appointed the President, Chief Executive Officer and a director of the Company. An initial ownership report on Form 3 for the shares of the Company's common stock beneficially held by Richard Stewart has not been filed with the Securities and Exchange Commission to date by Mr. Stewart.

Statements of changes in beneficial ownership on Form 4 were not filed, on a timely basis, in connection with the agreed upon reductions in options granted to purchase shares of common stock under the Plan by Philip Garratt, Raeanne Steele and Mitchell Eggers, who was obligated to file on Form 4 on two (2) separate occasions in connection with such agreed upon reductions. A statement of changes in beneficial ownership on Form 4 was not filed, on a timely basis, by Patrick McGrath in connection with an option granted to him to purchase shares of common stock under the Plan. A statement of changes in beneficial ownership on Form 4 in connection with the Company's redemption of the shares of common stock beneficially held by Richard Stewart has not been filed to date with the Securities and Exchange Commission by Mr. Stewart.

Board Committees

In July 1999, the board of directors established an Audit Committee, which currently is its only standing board committee. The Audit Committee, which was composed of Jasbir Dhaliwal and Philip Garratt, did not meet during the fiscal year ended December 31, 2000. Due to Mr. Garratt's resignation in June 2000 and Mr. Dhaliwal's resignation in September 2000, no directors are currently appointed to the Audit Committee. The Audit Committee needs a minimum of two (2) directors in order to function. Until two (2) directors are appointed to the Audit Committee to fill these vacancies, all functions previously handled by the Audit Committee are being handled by the full board of directors.

The board of directors has not adopted a written charter for the Audit Committee, however, its responsibilities generally include recommending independent accountants to the Company to audit the Company's financial statements, discussing the scope and results of the audit with the independent accountants, reviewing the Company's interim and year-end operating results with the Company's executive officers and the Company's independent accountants, considering the adequacy of the internal accounting controls, considering the audit procedures of the Company and reviewing the non-audit services to be performed by the independent accountants. The Company anticipates that upon the completing the acquisition of DSI, two (2) directors will be appointed to fill the vacancies on the Audit Committee.

Item 11.  Executive Compensation

The following table sets forth the compensation paid to the Company's current and previous Chief Executive Officer for the years ended December 31, 2000 and December 31, 1999.

                                       Summary Compensation Table
                                       --------------------------
                                                                                    Long-Term
                                                      Annual Compensation          Compensation
                                                      -------------------           Securities
Name and Principal Position                          Salary          Bonus       Underlying Options
---------------------------                          ------          -----       ------------------
Damon Poole (1)                         2000             - (2)          -                  -
President, Chief Executive Officer,
Chairman and a director
Philip Garratt (3)                      2000             - (4)          -                  -
President, Chief Executive Officer,     1999       $111,863(5)                       150,000
Chairman and a director
------------

(1)  Mr. Poole was appointed Chief Executive Officer in June 2000.

(2) Upon Mr. Poole's appointment as Chief Executive Officer, he agreed to serve in such capacity without receiving any compensation from the Company.

(3) Mr. Garratt was appointed Chief Executive Officer in June 1999 and resigned in June 2000.

(4) Upon the Company ceasing all business operations in January 2000, Mr. Garratt agreed to serve as the Company's Chief Executive Officer without receiving any compensation from the Company.

(5) Includes $20,000 paid to 5215 Holding Ltd., a company that Mr. Garratt is the sole shareholder and serves as a director.


Option Grants in Last Fiscal Year

The following table sets forth certain information regarding stock option grants to the Company's current and previous Chief Executive Officer during the year ended December 31, 2000. The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect the Company's projection or estimate of future stock price growth. Potential realizable values are computed by:

     o multiplying the number of shares of common stock subject to a given option by the exercise price;

     o assuming that the aggregate stock value derived from that calculation compounds at the annual five percent (5%) or ten percent (10%) rate shown in the table for the entire ten (10) year term of the option; and

     o    subtracting from that result the aggregate option exercise price.

                                              OPTION GRANTS IN 2000

                                                 Individual Grants
                      ------------------------------------------------------------------------
                                                                                                  Potential Realizable
                           Number of           Percent of Total                                     Value at Assumed
                           Securities          Options Granted                                   Annual Rates of Stock
                        Underlying Options     to Employees in     Exercise Price    Expiration  Price Appreciation for
                            Granted            Fiscal Year (1)     (per share)(2)     Date            Option Term
                            -------            ---------------     --------------     ----            -----------
Name                                                                                                 5%           10%
----                                                                                              ---------------------

Damon Poole                     -                    -                 -                -             -            -
Philip Garratt                  -                    -                 -                -             -            -
------------

(1) During 2000, options to purchase 20,000 shares were issued to employees and officers of the Company.

(2) The exercise price per share was equal to the fair market value of the Company's common stock on the date of grant as determined by the board of directors.


Option Exercises and Fiscal Year-End Values

The following table sets forth for each of the Company's current and previous Chief Executive Officer the number of shares acquired upon exercise of stock options during the year ended December 31, 2000 and the number of shares subject to exercisable and unexercisable stock options held at December 31, 2000.

                                       AGGREGATED OPTION EXERCISES IN 2000
                                           AND YEAR-END OPTION VALUES

                                                                      Number of
                                                                 Securities Underlying
                                                                  Unexercised Options           Value of Unexercised
                                                                          at                   In-the-Money Options at
                                      Shares                      December 31, 2000             December 31, 2000(1)
                                     Acquired                 --------------------------       -----------------------
                                        on        Value
Name                                 Exercise    Realized     Exercisable  Unexercisable     Exercisable   Unexercisable
----                                 --------    --------     -----------  -------------     -----------   -------------

Damon Poole                              -        $    -            -              -           $     -       $    -
Philip Garratt                           -        $    -            -              -           $     -       $    -
------------

(1) The value of unexercised in-the-money options at December 31, 2000 based on $1.16 per share, the closing price of the Company's common stock at such time, less the exercise price per share.


Compensation of Directors

Directors of the Company do not receive cash compensation for their services as directors or members of committees of the board of directors, but are reimbursed for their reasonable expenses incurred in attending board of director or committee meetings.

The Company's 1999 Stock Option Plan, as amended (the "Plan"), permits the grant of options for the purchase of shares of common stock to directors of the Company. No such grants of options were made to directors of the Company during the year ended December 31, 2000.

Compensation Committee Interlocks and Insider Participation

The Company currently has not established a compensation committee. Damon Poole, who was appointed President and Chief Executive Officer of the Company in June 2000; Philip Garratt, who was appointed President and Chief Executive Officer of the Company in June 1999 and resigned in June 2000; Mitchell Eggers, who was appointed Chief Operating Officer of the Company in June 1999 and resigned in March 2000; Patrick McGrath, who was appointed Chief Financial Officer and Secretary of the Company in April 1999 and Treasurer of the Company in March
2000; and Raeanne Steele, who was appointed Executive Vice-President of Sales and Marketing of the Company in January 1999 and resigned in November 2000 all participated, during the last completed fiscal year, in the deliberations of the board or directors regarding executive officer compensation. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers servings as a member of the board of directors. In addition, no interlocking relationship exists between any member of the board of directors and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Report on Executive Compensation

The board of directors is responsible for determining the compensation for the Company's executive officers, and for reviewing and approving compensation recommendations made by the Chief Executive Officer for the other officers and key employees. The board of directors is also responsible for administering all of the Company's compensation programs.

In determining the base salary for a particular executive within a salary range for his or her position, the board of directors contemplates initially taking into account the salary necessary to encourage the executive to join the Company in lieu of pursuing other employment opportunities. In later years, the board of directors contemplates considering the amount budgeted for salary increases and the executive's success in achieving the performance objectives established for such executive, his or her department and the Company.

In July 1999, the Company adopted a stock option program whereby Company executives and employees are eligible to receive options to purchase a number of shares of the Company's common stock on the date of hire. In later years, the board of directors contemplates considering individual, departmental, and Company performance objectives in granting additional options to individual employees. As a result, the option program is another element of the two-pronged compensation strategy developed by the Company to compensate its employees, including its senior executives. The board of directors believes this compensation strategy closely aligns the interests of executives and other key employees to that of the Company and its stockholders, and will also serve to attract and retain high quality employees.

The Company's Chief Executive Officer does not participate in board of director discussions, nor does he act as a member with respect to matters related to the Chief Executive Officer compensation. The compensation of the Chief Executive Officer is and will be determined under the same policies and criteria as the compensation of the other executive officers.

Under the Omnibus Budget Reconciliation Act of 1993, the federal income tax deduction for certain types of compensation paid to the chief executive officer and four other most highly compensated executive officers of publicly held companies is limited to $1 million per officer per fiscal year unless such compensation meets certain requirements. The Committee is aware of this limitation and believes no compensation paid by the Company during 2000 exceeded the $1 million limitation.

                                                    THE BOARD OF DIRECTORS
                                                    Patrick McGrath
                                                    Damon Poole
                                                    Raeanne Steele

Performance Graph

Set forth below is a graph comparing the cumulative total return to stockholders on the Company's common stock with the cumulative total return of the Nasdaq Composite Index and the Russell 2000 SmallCap Index for the period beginning on March 31, 1999 (the date the Company began to be actively quoted on the OTCBB), and ended on December 31, 2000.

                               [Performance Graph]

                                      March 31, 1999          December 31, 2000
                                    ------------------        -----------------
  ASPi Europe, Inc.                    $100.00                     $  21.32
  Nasdaq Composite Index               $100.00                     $ 108.70
  Russell 2000 SmallCap Index          $100.00                     $ 121.11

The total return on the common stock and each index assumes the value of each investment was $100 on March 31, 1999, and that all dividends were reinvested, although dividends have not been declared on the Company's common stock. Return information is historical and not necessarily indicative of future performance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of December 31, 2000, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


Directors, Named Executive Officers                    Number of Shares          Percent of Total
and 5% Stockholders(1)                              Beneficially Owned(2)         Shares Owned(3)
---------------------------------------------       ---------------------         ---------------
Damon Poole..............................                     -                          -
Patrick McGrath(4).......................                   33,000                       *
Raeanne Steele(5)........................                   75,000                     1.04%
All Directors and Officers as a group....                  108,000                     1.49%

* Constitutes less than one percent (1%) of all issued and outstanding shares of the Company's common stock.

-------------

(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after December 31, 2000, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership based on aggregate common stock outstanding as of December 31, 2000, together with the applicable options of such shareholder.

(3) Based upon an aggregate of 7,172,647 shares of Company's common stock issued and outstanding as of December 31, 2000.

(4) Represents 33,000 shares Mr. McGrath has a right to acquire pursuant to options exercisable within 60 days of December 31, 2000.

(5) Represents 50,000 shares held by Fathomworks Industries Inc. and 25,000 shares Ms. Steele has a right to acquire pursuant to options exercisable within 60 days of December 31, 2000.


Item 13.  Certain Relationships and Related Transactions

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

From January 1999 to December 31, 1999, the Company reimbursed 5215 Holdings Ltd., a company for which Philip Garratt, the former Chief Executive Officer and a director of the Company, is the sole shareholder and serves as a director, $57,781 for costs associated with the start-up of the Company's product development office in Vancouver. The Company paid 5215 Holdings Ltd. rent of $5,400 a month for the premises in Vancouver. This was an informal agreement that was cancelled January 3, 2000.

On January 27, 2000, the Company entered into the Redemption Agreement with PLIC, the Partnership, and Richard Stewart, a former director of the Company, under which the Company agreed to transfer a worldwide, non-exclusive, perpetual, fully-paid-up license to use, distribute or make derivative works from the Company's software that operates certain websites in consideration for the redemption of approximately 2,000,000 shares of common stock by the Company that PLIC and the Partnership owned or had a right to purchase. At a Special Meeting of Shareholders held on March 14, 2000, the shareholders approved of the terms of the Redemption Agreement and, as a result, the approximately 2,000,000 shares of common stock of the Company that PLIC and the Partnership owned or had a right to purchase were redeemed by the Company and were thereafter deemed authorized but unissued shares of the Company pursuant to Florida law.

On May 3, 2000, the Company agreed to sell the remaining fixed assets of the Company to a company with whom Patrick McGrath, the Company's Chief Financial Officer, Treasurer, Secretary and a director, is an officer and director. The Company received gross proceeds of $22,500 from the sale of such assets.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. The following financial statements of the Registrant and the Report of Independent Certified Public Accountants thereon are included herewith in
     Item 8 above:

                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants..........................F-1
Consolidated Balance Sheets.................................................F-2
Consolidated Statements of Operations.......................................F-3
Consolidated Statement of Changes in Stockholders' Deficit..................F-4
Consolidated Statements of Cash Flows.......................................F-6
Notes to Financial Statements...............................................F-7


2. Consolidated financial statement schedules and Report of Independent Accountants in those schedules are included as follows:

        Not Applicable.

3.   Exhibits:


 Exhibit
 Number        Description
 ------        -----------

   2.1* Letter of Intent dated March 8, 2000 by and among the registrant, Bernd Tiessen and Wolfgang Dertwinkel

   2.2* Letter of Intent dated March 8, 2000 by and between the registrant and Markus Gildner

   2.3** Letter of Intent dated July 5, 2000 by and among the registrant, Kai Stefan Dietrich and Sandro Schaefer

   2.4** Letter of Intent dated July 5, 2000 by and among the registrant, Kai Stefan Dietrich and Sandro Schaefer

   2.5 Letter of Intent dated January 11, 2000 by and between the registrant, Digital Snaps Inc., Alternative Funding Inc., Gordon Kleaman, Ayaz Virani, Harold Forzley, and Premier Financial.

   2.6 Agreement and Plan of Merger dated as of December 7, 2000 by and between the registrant and ASPi Europe, a Delaware corporation

   3.1+        Certificate of Incorporation

   3.2+        Bylaws

 10.1* Agency Agreement dated March 15, 2000 by and between the registrant and DJ Limited

 10.2* Master Officer Service Agreement dated February 24, 2000 by and between the registrant and HQ Global Workplace, Inc.

 10.3* Office Service Agreement dated February 24, 2000 by and between the registrant and HQ Global Workplace, Inc.

 10.4** Credit Facility Agreement dated May 17, 2000 by and between the registrant and Manhattan Investments Incorporated

 10.5** Credit Facility Agreement dated July 12, 2000 by and between the registrant and Atlantic Trust

 10.6++ First Allonge to the Promissory Note dated May 17, 2000 made by the registrant in favor of Manhattan Investments Incorporated dated October 12, 2000

 Exhibit
 Number        Description
 ------        -----------

  10.7 Promissory Note dated January 22, 2001 by and between the registrant and Ricardo Requena

  21.1         Subsidiaries of the registrant

------------------

*    Incorporated  by  reference  to the  Company's  Form 8-K filed on March 30,
     2000.
**   Incorporated  by reference to the  Company's  Form 10-Q filed on August 14,
     2000.
+    Incorporated  by  reference to the  Company's  Form 8-K filed on January 2,
     2001.
++   Incorporated  by reference to the Company's  Form 10-Q filed on November 8,
     2000.


4.  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of fiscal year 2000.

                                                               ASPI EUROPE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)



--------------------------------------------------------------------------------






                                               CONSOLIDATED FINANCIAL STATEMENTS


                                    Years ended December 31, 2000, 1999 and 1998
                                            and from inception (August 17, 1984)
                                                       through December 31, 2000

                                                               ASPI EUROPE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)


                                                                        CONTENTS






     Report of Independent Certified Public Accountants....................1

     Financial Statements

       Consolidated Balance Sheets.........................................2

       Consolidated Statements of Operations...............................3

       Consolidated Statement of Changes in Stockholders' Deficit......4 - 5

       Consolidated Statements of Cash Flows...............................6

       Notes to Financial Statements..................................7 - 17

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of ASPi Europe, Inc.

We have audited the accompanying consolidated balance sheets of ASPi Europe, Inc. (a development stage company) and its subsidiary ("the Company") as of December 31, 2000 and 1999 and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000 and from inception (August 17, 1984) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of ASPi Europe, Inc. (a development stage company) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and from inception (August 17, 1984) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has been in the development stage since its inception and has accumulated losses of $2.6 million. In addition, in January 2000, the Company suspended all activities related to its e-commerce web sites and canceled its employment, consulting and lease agreements and began liquidating related assets shortly thereafter. Future revenue sources have not been secured and future operations are dependent upon the Company's ability to raise significant amounts of working capital to fund business acquisitions. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO Seidman, LLP
BDO Seidman, LLP
Seattle, Washington

January 23, 2001

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)


                                                     Consolidated Balance Sheets


December 31,                                                                   2000              1999
----------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                              $    1,217          $  93,127
   Restricted cash                                                                 -             35,686
   Prepaid expenses and other receivables                                      2,130             22,917
----------------------------------------------------------------------------------------------------------

Total Current Assets                                                           3,347            151,730

Net Assets to be Disposed                                                          -             86,098
----------------------------------------------------------------------------------------------------------

Total Assets                                                              $    3,347          $ 237,828
----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                       $  129,574          $  74,907
   Due to related party                                                       32,010             95,033
   Convertible note payable                                                  132,876            150,616
----------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                    294,460            320,556
----------------------------------------------------------------------------------------------------------

Stockholders' Deficit
   Common stock, $.001 par value; 50,000,000 shares authorized,
    7,172,647 and 9,000,000 issued and outstanding                             7,173              9,000
   Additional paid in capital                                              2,319,524          1,131,579
   Deficit accumulated during the development stage                       (2,617,810)        (1,223,307)
----------------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                 (291,113)           (82,728)
----------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                               $    3,347          $ 237,828
----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)


                                           Consolidated Statements of Operations




                                                Cumulative
                                             Amounts for the
                                               period from
                                                Inception                               Year ended
                                            (August 17, 1984)                          December 31,
                                                 through             -------------------------------------------------
                                             December 31, 2000             2000             1999              1998
----------------------------------------------------------------------------------------------------------------------
  OPERATING EXPENSES
   General and administrative                $     484,852           $    409,299      $    72,474        $    2,079
   Consulting - financing                        1,156,000              1,156,000                -                 -
   Depreciation and amortization                     6,146                      -            6,146                 -
   Interest expense, net                            96,982                 68,359           28,623                 -
----------------------------------------------------------------------------------------------------------------------
  Total operating expenses                       1,743,980              1,633,658          107,243             2,079
----------------------------------------------------------------------------------------------------------------------
  Loss from continuing operations            $  (1,743,980)          $ (1,633,658)     $  (107,243)       $   (2,079)

  DISCONTINUED OPERATIONS
   Loss from discontinued operations            (1,073,946)               (29,826)      (1,044,120)                -
   Gain (loss) on disposal of assets               200,116                268,981          (68,865)                -
----------------------------------------------------------------------------------------------------------------------
  Net gain (loss) from
    discontinued operations                       (873,830)               239,155       (1,112,985)                -
----------------------------------------------------------------------------------------------------------------------
  Net loss                                   $  (2,617,810)          $ (1,394,503)     $(1,220,228)       $   (2,079)
----------------------------------------------------------------------------------------------------------------------
  Net (loss) earnings per share -
   Continuing operations                                             $       (.22)     $     (0.02)       $    (0.01)
   Discontinued operations                                                    .03            (0.15)                -
----------------------------------------------------------------------------------------------------------------------
  Net loss per share - basic and diluted                             $       (.19)     $     (0.17)       $    (0.01)
----------------------------------------------------------------------------------------------------------------------
  Weighted average number of shares
    of common stock outstanding                                         7,528,985        7,229,461           445,833
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)


                                 Consolidated Statement of Stockholders' Deficit


                                                                                                 Deficit
                                                                                               Accumulated
                                                    Common Stock                                 During
                                            ----------------------------      Additional       Development
                                                Shares        Amount        Paid-in Capital       Stage          Total
-------------------------------------------------------------------------------------------------------------------------
ASPi Europe, Inc. Activities (Formerly
 known as Shopping Sherlock, Inc.):
 Issuance of common stock
 for cash                                       100,000     $    100        $        900     $         -    $     1,000

Net Loss                                              -            -                   -          (1,000)        (1,000)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1985                      100,000          100                 900          (1,000)             -

Activity January 1986 through
 December 31, 1997                                     -            -                   -               -              -
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                      100,000          100                 900          (1,000)             -

Issuance of common stock for
 reinstatement fees - July 20, 1998             900,000          900               1,179               -          2,079

 Net Loss                                             -            -                   -          (2,079)        (2,079)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                    1,000,000        1,000               2,079          (3,079)             -

Sale of common stock for cash
 ($.05/Share) - February 17, 1999             5,000,000        5,000             245,000               -        250,000

Sale of common stock for cash
 ($1.00/Share) - April 16, 1999               1,000,000        1,000             999,000               -      1,000,000

Issuance of common stock for acquisition
 of Shopping Sherlock - Delaware - May
 26, 1999                                     2,000,000        2,000              (2,000)              -              -

Cash distributed to significant
 shareholder - May 26, 1999                           -            -            (150,000)              -       (150,000)

Beneficial conversion discount of
 convertible debt - December 14, 1999                 -            -              37,500               -         37,500

Net Loss                                              -            -                   -      (1,220,228)    (1,220,228)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                    9,000,000     $  9,000        $  1,131,579     $(1,223,307)   $   (82,728)
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)


                                 Consolidated Statement of Stockholders' Deficit




                                                                                                 Deficit
                                                                                               Accumulated
                                                    Common Stock                                 During
                                            ----------------------------      Additional       Development
                                                Shares        Amount        Paid-in Capital       Stage          Total
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                    9,000,000    $    9,000       $  1,131,579     $ (1,223,307)    $  (82,728)

Conversion of note payable ($2.40/share)
 - January 21, 2000                              63,116            63            151,415                -        151,478

Stock options granted for officer
 compensation - February 2, 2000                      -             -             68,334                -         68,334

Stock redemption and settlement
 agreement ($0.175/share) -
 March 14, 2000                              (2,000,000)       (2,000)          (348,000)               -       (350,000)

Stock warrants issued for financial
 consulting fee - March 17, 2000                      -             -          1,156,000                -      1,156,000

Beneficial conversion discount of
 convertible debt - May 15, 2000                      -             -             31,250                -         31,250

Beneficial conversion discount of
 convertible debt - July 12, 2000                     -             -             25,000                -         25,000

Conversion of note payable ($0.95/share)-
 December 7, 2000                               109,531           110            103,946                -        104,056

Net Loss                                              -             -                  -       (1,394,503)    (1,394,503)
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                    7,172,647    $    7,173       $  2,319,524     $ (2,617,810)    $ (291,113)
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                               ASPi Europe, Inc.

                                                   (A Development Stage Company)


                                           Consolidated Statements of Cash Flows


                                                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                             Cumulative Amounts
                                               for the period
                                               from Inception                               Year Ended
                                              (August 17, 1984)                             December 31,
                                                   through           -----------------------------------------------------
                                              December 31, 2000            2000              1999             1998
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                    $  (2,617,810)         $ (1,394,503)     $ (1,220,228)       $  (2,079)
   Adjustments to reconcile net loss to net
cash used in operating activities:
     Discount amortization on convertible
       note payable                                   93,750                56,250            37,500                -
     Depreciation                                      6,146                     -             6,146                -
     Loss on assets held for liquidation             157,274                61,598            95,676                -
     Gain on PLIC stock redemption agreement        (350,000)             (350,000)                -                -
     Stock based compensation expense                 68,334                68,334                 -                -
     Stock warrants issued for agency
agreement                                          1,156,000             1,156,000                 -                -
     Change in assets and liabilities:
       Restricted cash                                     -                35,686           (35,686)               -
       Prepaid expenses and other
receivables                                           (2,130)               20,787           (22,917)               -
       Accounts payable                              129,574                54,667            74,907                -
       Due to related party                           32,010               (63,023)           95,033                -
       Accrued interest on convertible note
payable                                               13,410                12,794               616                -
------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities             (1,313,442)             (341,410)         (968,953)          (2,079)
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Proceeds from sale of net assets to be
disposed of                                           24,500                24,500                 -                -
   Purchase of furniture and equipment              (116,189)                    -          (116,189)               -
   Increase in note receivable                       (71,731)                    -           (71,731)               -
------------------------------------------------------------------------------------------------------------------------

Net Cash Used in (Provided by) Investing
  Activities                                        (163,420)               24,500          (187,920)               -
------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Proceeds from convertible notes payable           375,000               225,000           150,000                -
   Distribution to stockholder                      (150,000)                    -          (150,000)               -
   Proceeds from issuing common stock              1,253,079                     -         1,250,000            2,079
------------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities          1,478,079               225,000         1,250,000            2,079
------------------------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents              1,217               (91,910)           93,127                -

Cash and Cash Equivalents, beginning of
period                                                     -                93,127                 -                -
------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period       $       1,217          $      1,217      $     93,127        $       -
------------------------------------------------------------------------------------------------------------------------

Non-Cash Financing Activities
   Conversion of notes payable                 $     255,534        $      255,534    $            -   $            -
------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

================================================================================


NOTE 1:
Description of Business
and Summary of Significant
Accounting Policies

               Operations - ASPi Europe, Inc. ("the Company") was incorporated in the State of Florida on August 17, 1984, under the name of AIDA Industries, Inc. ("AIDA"). From inception until July 20, 1998, there was no activity within AIDA. On July 20, 1998, AIDA amended its articles of incorporation to provide for a 1000:1 stock split, and to apply for listing on the OTC Bulletin Board. On March 24, 1999, AIDA changed its name to Shopping Sherlock, Inc. On May 5, 2000, Shopping Sherlock, Inc. changed its name to ASPi Europe, Inc. On December 19, 2000, the Company changed it place of domicile from Florida to Delaware.

               Business Combination - Shopping Sherlock, Inc. ("SSI"), was organized and incorporated in the State of Delaware on January 20, 1999, for the purpose of developing and implementing an Internet based retail business providing discounts and purchase rebates to its customers. On February 4, 1999, SSI entered into a strategic marketing and operations agreement with Premier Lifestyles International Corporation ("PLIC"), a direct marketing and sales company, to provide certain Internet based services to PLIC's existing customers. SSI paid PLIC a one-time fee of $150,000 upon signing of the agreement for access to its customer base. SSI received an advance of $150,000 from the Company to pay the licensing fee to PLIC. SSI began operations June 1, 1999.

               On May 26, 1999 the Company entered into an acquisition agreement with SSI obtaining all rights and obligations under the agreement between SSI and PLIC, whereby 2,000,000 shares of the Company's common stock were issued to the shareholders of SSI in consideration for all of its issued and outstanding common stock. Because of the common ownership between SSI and PLIC, and the fact that the majority shareholder of SSI and PLIC held a continuing equity position in the Company in excess of 10%, the marketing agreement that was acquired was assigned no value in the Company's financial statements. The $150,000 paid to SSI was recorded as a capital distribution to stockholders in the financial statements of the Company.

               As discussed in Note 2, the PLIC agreement was terminated in fiscal year 2000, and the Company ceased all activities related to its e-commerce sites.

               Principles of Consolidation - The consolidated financial statements of the Company include the accounts of its subsidiary
               (SSI)   after   elimination   of   intercompany    balances   and
               transactions.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

================================================================================



NOTE 1:
Description of Business
And Summary of
Significant Accounting
Policies
(continued)


               Accounting Estimates - The Company's financial statements are prepared in conformity with generally accepted accounting principles in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the estimates.

               Cash and Cash Equivalents - For the purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

               Restricted Cash - Restricted cash at December 31, 1999 represented sales proceeds from the Company's e-commerce web sites, held by the bank responsible for clearing the Company's e-commerce transactions. This cash was returned to the Company during the year ended December 31, 2000.

               Furniture and Equipment - In conjunction with the cancellation of the Company's e-commerce web sites, the Company liquidated all of its furniture and equipment, which was included in assets held for liquidation in the financial statements at December 31, 1999.

               Stock-Based Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the Company's stock by exercise of the stock options granted.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

================================================================================



NOTE 1:
Description of Business
And Summary of
Significant Accounting
Policies
(continued)


               Income Taxes - The Company accounts for income taxes in accordance with the provisions of SFAS 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and their tax basis using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are provided when management determines that the realization of deferred tax assets fails to meet the more likely than not standard imposed by SFAS 109.

               Net Loss Per Share -Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share reflects the effect of common shares issuable upon exercise of stock options, warrants and contingent shares, based on the treasury method of computing such effects, in periods in which they have a dilutive effect. Because of net losses incurred by the Company in the periods presented in these financial statements, the common shares issuable upon exercise of stock options, warrants and contingent shares are not included in the calculation of loss per share as their effect is anti-dilutive.

               Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement, as amended and liberalized by SFAS 138, establishes accounting and reporting standards requiring that certain derivative instruments (including some types of derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that unless specific hedge accounting criteria are met, special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137 defining SFAS 133's effective date, is effective for fiscal years beginning after June 15, 2000, and must be applied to instruments issued, acquired, or substantively modified after December 31, 1997.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

================================================================================



NOTE 1:
Description of Business
And Summary of
Significant Accounting
Policies
(continued)



               In March 2000, the Financial Accounting Standards Board released Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 addresses certain practice issues related to APB 25, "Accounting for Stock Issued to Employees." FIN 44 applies only to companies that have chosen not to adopt SFAS 123, "Accounting for Stock-Based Compensation," for transactions with employees. Among other issues, FIN 44 clarifies (a) the definition of an employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the periods after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000.

               The adoption of the above accounting pronouncements did not have a material effect on the Company's financial position or results of operations.

NOTE 2:
Discontinued
Operations

               The Company has been in the development stage since its inception and has accumulated losses of $2.6 million through December 31, 2000. On January 2, 2000, the Company's Board of Directors decided to terminate all activity of its two e-commerce web sites as adequate volume was not generated and adequate levels of additional working capital could not be raised. All employment, consulting, and long-term lease agreements were cancelled.

               On March 14, 2000, the shareholders approved a stock redemption and settlement agreement dated January 27, 2000 by and among PLIC and a significant shareholder whereby the Company agreed to transfer a worldwide, nonexclusive, perpetual, fully-paid-up license to use, distribute or make derivative works from the Company's software designed to operate and host websites in consideration for 2,000,000 shares of the Company's common stock that PLIC owned or had a right to purchase. Redemptive value of the stock was $350,000, based on the actual expenditures incurred by the Company to develop the software in fiscal year 1999 and was recorded as a gain from discontinued operations.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

================================================================================


NOTE 2:
Discontinued
Operations


               The Company is looking for a new business opportunity and raised $50,000 subsequent to year-end to sustain minimum operations through March 2001. The Company will seek to raise funds when a new business opportunity has been negotiated by its Board of (continued) Directors. It believes it can raise additional amounts in the interim periods to cover any additional working capital requirements that may arise. However, there can be no assurance that the Company will be successful in its efforts to raise these funds.

               The net assets to be disposed, recorded in the consolidated financial statements at December 31, 1999, include management's estimates in accordance with Accounting Principles Board (APB) Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
               Transactions," and consist of the following assets of the discontinued e-commerce operations:

                                                                     Amount
                --------------------------------------------------------------

                Advance Receivable                              $    71,730
                Furniture and equipment                              38,363
                Computer hardware and software                       71,681
                --------------------------------------------------------------
                                                                    181,774
                Estimated loss on disposal                          (95,676)
                --------------------------------------------------------------
                Net assets to be disposed                       $    86,098
                ---------------------------------------------------------------

               The Company received $24,500 from the sale of net assets to be disposed and recorded a loss on the sale of $61,598 in the net gain from discontinued operations for the year ended December 31, 2000.


NOTE 3:
Convertible Note
Payable

               On May 17, 2000, the Company issued $125,000 of convertible subordinated debt to Manhattan Investments Incorporated. The note has a maturity date of August 31, 2001 with interest at the rate of 10% per annum. The note is convertible into common stock at a price equal to 80% of the trading price of the common stock on the date such advance is converted. The quoted price for the Company's stock on May 17, 2000 was $6.50, resulting in a deemed beneficial conversion feature and discount of approximately $31,250, which was recorded as an increase to additional paid-in capital and interest expense. The outstanding principal plus accrued interest was $132,876 at December 31, 2000.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

================================================================================



NOTE 3:
Convertible Note
Payable

               On July 12, 2000, the Company issued $100,000 of convertible subordinated debt to Atlantic Trust. The note has a maturity date of July 31, 2001 with interest at the (continued) rate of 10% per annum. The note is convertible into common stock at a price equal to 80% of the trading price of the common stock on the date such advance is converted. The quoted price for the Company's stock on July 12, 2000 was $6.8125, resulting in a deemed beneficial conversion feature and discount of $25,000, which was recorded as an increase to additional paid-in capital and interest expense. On December 7, 2000, the note and related accrued interest was converted into 109,531 shares of the Company's common stock.

               On December 14, 1999, the Company issued $150,000 of convertible subordinated debt to The Silver Trust. The note had a maturity date of March 31, 2000 with interest at the rate of 10% per annum. The note is convertible into common stock at a price equal to 80% of the trading price of the common stock on the date such advance was converted. The quoted price for the Company's stock on December 14, 1999 was $11, resulting in a deemed beneficial conversion feature and discount of approximately $37,500, which was recorded as an increase to additional paid-in capital and interest expense. Accrued interest at December 31, 1999 was $616. On January 21, 2000, the note and the related accrued interest were converted into 63,116 shares of the Company's common stock.


NOTE 4:
Securities Issues

               In  anticipation  of the  acquisition of SSI in fiscal year 1999,
               the  Company  sold   unregistered   securities  in  two  separate
               transactions.

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

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

================================================================================


NOTE 5:
Related Party Transactions

               The Company retained all key employees under consulting agreements until June 24, 1999. At that time, the Company entered into employment contracts replacing the consulting agreements with these employees. These contracts renew monthly and may be terminated upon 30 days notice. The aggregate obligation under these agreements was $35,200 per month, the same amounts that were paid under the previous consulting agreements. The expense of these agreements totaled $367,363, of which $72,254 represented individuals who were no longer key employees at the end of the year. At December 31, 1999, $89,325 was due to related parties.

               All employment contracts were cancelled on January 3, 2000 as part of the termination of the Company's e-commerce activities. The Company continues to pay one employee for management services. At December 31, 2000, $32,010 was due to related parties for past services rendered under these cancelled employment contracts and for current management services.

               During 1999, the Company reimbursed $57,781 to a related company for operating costs associated with the Company's product development office. In addition, the Company paid the related company $48,672 under an informal rental agreement for the premises in Vancouver, British Columbia, of which $11,500 is included in prepaid expenses and other receivables, and $5,708 in due to related party at December 31, 1999. This informal rental agreement was cancelled January 3, 2000. The sole shareholder of the related company is no longer an officer and director of the Company.

               In April 1999, the Company entered into a one year consulting contract with a university in British Columbia, Canada where one of the Company's directors is an instructor. The Company paid $3,500 per month, of which $31,231 was included in expenses for the year ended December 31, 1999. The contract was cancelled on January 3, 2000 as part of the termination of the Company's e-commerce activities.

               In 1999, the Company purchased $57,000 in fixed assets from a company owned by one of its key employees.

               In 2000, the Company sold its furniture and equipment for $22,500 to a company with an officer in common.


NOTE 6:
Stock Options

               The Company implemented a stock option plan ("the Plan") on July 1, 1999 for the benefit of its officers, directors and key employees. Under the terms of the Plan, the Company is authorized to grant options to purchase up to 1,000,000 shares of common stock. The options will vest over three years from the date of grant, and expire on May 10, 2004.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

================================================================================



NOTE 6:
Stock Options
(continued)


               Activity with respect to the Plan is as follows:

                                                                                     Weighted Average
                                                                 Number of Shares     Exercise Price
               ---------------------------------------------------------------------------------------
               Options outstanding at July 1, 1999
                (Inception)                                                   -       $           -
               Options granted                                          794,000                5.71
               Options cancelled                                       (206,000)               5.73
               ---------------------------------------------------------------------------------------

               Options outstanding at December 31, 1999                 588,000                5.71
               Options granted                                           20,000                5.35
               Options cancelled                                       (448,000)               5.87
               ---------------------------------------------------------------------------------------

               Options outstanding at December 31, 2000                 160,000       $        5.42
               ---------------------------------------------------------------------------------------

               Options exercisable at December 31, 2000                  33,000       $        5.00
               ---------------------------------------------------------------------------------------

               In accordance with APB 25, the Company recognized no compensation expense for the year ended December 31, 1999 as the strike price of the option was equal to the fair value of the stock at the date of grant. Total compensation expense recognized for stock-based employee compensation awards for the year ended December 31, 2000 was $68,334.

               The following table summarizes information about stock options outstanding and excercisable under the Plan at December 31, 2000:

               Options Outstanding:
                             |------------Options Outstanding--------|    |---Options Exercisable---|
                                 Number                                      Number
                              Outstanding      Weighted      Weighted     Exercisable      Weighted
                 Range of        as of         Average       Average         as of         Average
                 Exercise     December 31,   Contractual     Exercise     December 31,     Exercise
                  Price           2000           Life         Price           2000          Price
               ---------------------------------------------------------------------------------------
                                                                                             <C
                  $ 5.00          93,000         4.5          $ 5.00          33,000        $ 5.00
                  $ 6.00          67,000         4.5          $ 6.00               -             -
               ---------------------------------------------------------------------------------------
                $ 5.00 - 6.00    160,000         4.5          $ 5.42          33,000         $5.00
               ------------- --------------- ------------- ------------- --------------- -------------

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

================================================================================



NOTE 6:
Stock Options
(continued)


               The fair value of each stock option is estimated on the date of grant using the minimum value pricing model with the following assumptions:


               Year ended December 31,                     2000         1999
               ----------------------------------------------------------------
               Dividend yield                                 0%           0%
               Risk-free interest rate                     6.72%        5.43%
               Expected volatility                          196%         451%
               Expected life (years)                        3.5           3
               Weighted average fair value of stock
               options granted                           $ 8.31        $ 5.71
               ----------------------------------------------------------------

               Under the accounting provisions of SFAS 123 for options granted to employees and directors, the Company's net loss and loss per share since inception of the Plan would have been adjusted to the pro forma amounts as indicated below. There is no pro forma effect on net loss per share for the period from August 17, 1984 (inception) to December 31, 1998.

                                                         Year ended December 31,
                                                      --------------------------------
                                                           2000              1999
               -----------------------------------------------------------------------
               Net loss                                         0%                0%
                  As reported                         $ (1,394,503)    $ (1,220,228)
                  Pro forma                           $ (1,492,319)    $ (1,877,700)
               ----------------------------------------------------- -----------------
               Loss per share - basic and
               diluted
                  As reported                                 (.19)            (.17)
                  Pro forma                                   (.20)            (.26)
               ------------------------------------------ ----------------------------


NOTE 7:
Stock Warrants


               On March 17, 2000, the Company entered into an agency agreement with DJ Limited, and issued 50,000 warrants exercisable at $14.50 for a period up to five years as consideration for signing the agreement.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

================================================================================



NOTE 7:
Stock Warrants
(continued)


               The Company estimated the fair value of the stock warrants on the date of grant using the Black-Sholes option-pricing model with the following assumptions:


               Year ended December 31,                                  2000
               -----------------------------------------------------------------
               Dividend yield                                              0%
               Risk-free interest rate                                  6.45%
               Expected volatility                                       196%
               Expected life (years)                                       5
               Weighted average fair value of stock options granted  $ 23.55
               -----------------------------------------------------------------

               Accordingly,     the    Company    recorded     $1,156,000    for
               consulting-financing fees for the year ended December 31, 2000.

               The  following  table  summarizes   information   about  warrants
               outstanding as of December 31, 2000:

               Grant Date              Warrant Shares   Price    Expiration date
               -----------------------------------------------------------------

               March 17, 2000               50,000     $  14.50  March 17, 2005
               -----------------------------------------------------------------


NOTE 8:
Income Taxes


               At December 31, 2000 and 1999, the Company has net deferred tax assets of $889,715 and $414,800 primarily due to net operating loss carry forwards, which begin to expire in 2018. Upon a change in control of the Company's current ownership, future use of these net operating loss carry forwards may be limited or unavailable to the new controlling group. A 100% valuation allowance has been recorded against the deferred tax asset as management has yet to establish that recovery of this asset is more likely than not.


NOTE 9:
Subsequent Events

               In January 2001, the Company entered into a letter of intent to acquire Digital Snaps Inc. ("DSI"), an established online product information management company headquartered in Vancouver, British Columbia. Under the terms of the letter of intent, ASPi will issue approximately 21,350,000 shares of its common stock in consideration for all of the issued and outstanding shares of capital stock of DSI. ASPi has also committed to raise at least $1 million in gross proceeds prior to closing the proposed transaction. Following the closing of the transaction with DSI, Digital Snaps' shareholders will control approximately 70% of the Company. The Company seeks to raise the funds necessary to close this transaction through private placement of its equity securities.

                                                               ASPi Europe, Inc.
                                                   (A Development Stage Company)

                                                   Notes to Financial Statements

================================================================================


NOTE 9:
Subsequent Events
(continued)

               On January 22, 2001, the Company issued a promissory note in the amount of $50,000. The note has a maturity date of May 18, 2001 with interest at a rate of 10% per annum.



NOTE 10:
Quarterly Financial

                                                                          Quarterly Financial Data
                                                         -----------------------------------------------------
                                                            First        Second         Third         Fourth
                                                           Quarter      Quarter        Quarter       Quarter
                                                         -----------  -----------   ------------   -----------
              2000
              Net loss before discontinued
               operations                                 $1,351,864    $107,964       $115,680      $ 58,150
              Net loss per share before
               discontinued operations - basic and
               diluted                                          0.16        0.02           0.02          0.02
              Net loss                                    $1,112,709    $107,964       $115,680      $ 58,150
              Net loss per share - basic and
               diluted                                          0.13        0.02           0.02          0.02

              1999

              Net loss before discontinued
               operations                                 $   10,930    $ 11,112       $ 22,175      $ 63,026
              Net loss per share before
               discontinued operations - basic and
               diluted                                          0.00        0.00           0.00          0.02
              Net loss                                    $  146,072    $309,829       $309,535      $454,792
              Net loss per share - basic and
               diluted                                          0.03        0.04           0.03          0.07
                                                         -----------  -----------   ------------   -----------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ASPi Europe, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2001.

                                     ASPI EUROPE, INC.


                                     By:  /s/ Damon Poole
                                         --------------------------------------
                                         Damon Poole, Chief Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of ASPi Europe, Inc. in the capacities and on the dates indicated.



   Signature             Title                                   Date
   ---------             -----                                   ----



/s/ Damon Poole          President, Chief Executive Officer    February 28, 2001
--------------------     and a Director
Damon Poole


/s/ Patrick McGrath      Chief Financial Officer, Treasurer,   February 28, 2001
--------------------     Secretary and a Director
Patrick McGrath


/s/ Raeanne Steele       Director                              February 28, 2001
--------------------
Raeanne Steele

                                 EXHIBIT INDEX
                                 -------------


 Exhibit
 Number        Description
 ------        -----------

   2.1* Letter of Intent dated March 8, 2000 by and among the registrant, Bernd Tiessen and Wolfgang Dertwinkel

   2.2* Letter of Intent dated March 8, 2000 by and between the registrant and Markus Gildner

   2.3** Letter of Intent dated July 5, 2000 by and among the registrant, Kai Stefan Dietrich and Sandro Schaefer

   2.4** Letter of Intent dated July 5, 2000 by and among the registrant, Kai Stefan Dietrich and Sandro Schaefer

   2.5 Letter of Intent dated January 11, 2000 by and between the registrant, Digital Snaps Inc., Alternative Funding Inc., Gordon Kleaman, Ayaz Virani, Harold Forzley, and Premier Financial.

   2.6 Agreement and Plan of Merger dated as of December 7, 2000 by and between the registrant and ASPi Europe, a Delaware corporation

   3.1+        Certificate of Incorporation

   3.2+        Bylaws

 10.1* Agency Agreement dated March 15, 2000 by and between the registrant and DJ Limited

 10.2* Master Officer Service Agreement dated February 24, 2000 by and between the registrant and HQ Global Workplace, Inc.

 10.3* Office Service Agreement dated February 24, 2000 by and between the registrant and HQ Global Workplace, Inc.

 10.4** Credit Facility Agreement dated May 17, 2000 by and between the registrant and Manhattan Investments Incorporated

 10.5** Credit Facility Agreement dated July 12, 2000 by and between the registrant and Atlantic Trust

 10.6++ First Allonge to the Promissory Note dated May 17, 2000 made by the registrant in favor of Manhattan Investments Incorporated dated October 12, 2000

  10.7 Promissory Note dated January 22, 2001 by and between the registrant and Ricardo Requena

  21.1         Subsidiaries of the registrant

------------------

*    Incorporated  by  reference  to the  Company's  Form 8-K filed on March 30,
     2000.
**   Incorporated  by reference to the  Company's  Form 10-Q filed on August 14,
     2000.
+    Incorporated  by  reference to the  Company's  Form 8-K filed on January 2,
     2001.
++   Incorporated  by reference to the Company's  Form 10-Q filed on November 8,
     2000.