Form 10-Q
period 2001-03-31
ASPI EUROPE INC
filed 2001-04-27
CIK 1089525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

                              1940 West 11th Avenue
                  Vancouver, British Columbia, V6J 2C6, Canada
                    (Address of principal executive offices)

                                 (604) 687-7661
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

     The number of outstanding shares of common stock, $0.001 par value, of the registrant at April 25, 2001 was 7,172,647.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)
                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended March 31, 2001

                                                                                                         Page


PART I  --  FINANCIAL INFORMATION.........................................................................1

         ITEM 1.   FINANCIAL STATEMENTS...................................................................1

                  CONSOLIDATED CONDENSED BALANCE SHEETS...................................................1
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS.........................................3
                  CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT...............................3
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS.........................................5
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS....................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...............................................................9

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................12

PART II  --  OTHER INFORMATION...........................................................................13

         ITEM 1.  LEGAL PROCEEDINGS......................................................................13

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................13

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................................13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................13

         ITEM 5.  OTHER INFORMATION......................................................................13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................13

         SIGNATURES......................................................................................15


                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     March 31,         December 31,
                                                                  2001 (unaudited)         2000
------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                                        $  2,326            $  1,217
   Prepaid expenses and deposits                                         -                 2,130
------------------------------------------------------------------------------------------------------------
Total Current Assets                                                   2,326               3,347
------------------------------------------------------------------------------------------------------------
Total Assets                                                        $  2,326            $  3,347
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                 $127,144            $129,574
   Due to related party                                               37,578              32,010
   Convertible note payable                                          135,959             132,876
   Loan payable                                                       50,932                   -
------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                            351,613             294,460
------------------------------------------------------------------------------------------------------------
Stockholders' Deficit
   Common stock, $.001 par value; 50,000,000 shares authorized,
   7,172,647 issued and outstanding                                    7,173               7,173
   Additional paid-in capital                                      2,319,524           2,319,524
   Deficit accumulated during the development stage               (2,675,984)         (2,617,810)
------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                         (349,287)           (291,113)
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                         $  2,326            $  3,347
------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated condensed financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (Unaudited)

                                               Cumulative Amounts
                                                for the period
                                                from Inception
                                                (August 17, 1984)
                                                Through March 31,         Three Months Ended March 31,
                                                     2001                 2001                    2000
--------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES
   General and administrative                   $   539,011             $ 54,159             $  195,364
   Financial consulting fee                       1,156,000                    -              1,156,000
   Depreciation and amortization                      6,146                    -                      -
   Interest expense, net                            100,997                4,015                    500
--------------------------------------------------------------------------------------------------------------------
   Total operating expenses                       1,802,154               58,174              1,351,864
--------------------------------------------------------------------------------------------------------------------
   Loss from continuing operations               (1,802,154)             (58,174)            (1,351,864)
--------------------------------------------------------------------------------------------------------------------

  DISCONTINUED OPERATIONS
   Loss from discontinued operations             (1,073,946)                   -                (29,826)
   Gain on disposal of assets                       200,116                    -                268,981
--------------------------------------------------------------------------------------------------------------------
   Net gain (loss) from discontinued               (873,830)                   -                239,155
   operations
--------------------------------------------------------------------------------------------------------------------
   Net loss
                                               $ (2,675,984)           $ (58,174)           $(1,112,709)
--------------------------------------------------------------------------------------------------------------------
  Net gain (loss) per share -
   Continuing operations                                               $   (0.01)           $     (0.16)
   Discontinued operations                                                 (0.00)                  0.03
--------------------------------------------------------------------------------------------------------------------
   Net loss per share - basic and diluted                              $   (0.01)           $     (0.13)
--------------------------------------------------------------------------------------------------------------------
   Weighted average number of shares of
    common stock outstanding - basic
    and diluted                                                        7,172,647              8,396,449
--------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                             Common Stock             Additional         Deficit
                                                                                       Accumulated
                                                                                       During the
                                                                   Paid-in Capital  Development Stage       Total
                                         Shares         Amount
------------------------------------------------------------------------------------------------------------------------
ASPi Europe, Inc. Activities             100,000      $   100       $    900          $       -          $  1,000
(Formerly Shopping Sherlock, Inc.):
 Issuance of common stock for cash

Net loss                                       -            -              -             (1,000)           (1,000)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1985               100,000          100            900             (1,000)                -

Activity January 1986 through
December 31, 1997                              -            -              -                  -                 -
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               100,000          100            900             (1,000)                -

 Issuance of common stock for
   reinstatement fees - July 20,
   1998                                  900,000          900          1,179                  -             2,079

 Net loss                                      -            -              -             (2,079)           (2,079)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998             1,000,000        1,000          2,079             (3,079)                -

Sale of common stock for cash
   ($.05/share) - February 17, 1999    5,000,000        5,000        245,000                  -           250,000

Sale of common stock for cash
   ($1.00/share) - April 16, 1999      1,000,000        1,000        999,000                  -         1,000,000

Issuance of common stock for
   acquisition of Shopping Sherlock
   - Delaware - May 26, 1999           2,000,000        2,000         (2,000)                 -                 -

Cash distributed to significant
   shareholder - May 26, 1999                  -            -       (150,000)                 -          (150,000)

Beneficial conversion discount of
   convertible debt - December 14,
   1999                                        -            -         37,500                  -            37,500

Net loss                                       -            -              -         (1,220,228)       (1,220,228)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999             9,000,000        9,000      1,131,579         (1,223,307)          (82,728)

Conversion of convertible note
   payable ($2.40/share) - January
   21, 2000                               63,116           63        151,415                  -           151,478

Stock options granted for officer
   compensation - February 7, 2000             -            -         68,334                  -            68,334

Redemption of common stock for
   software license - March 14,
   2000 ($0.175/share)                (2,000,000)      (2,000)     (348,000)                  -          (350,000)

Stock warrants issued for financial
   consulting fee - March 17, 2000             -            -      1,156,000                  -         1,156,000

Beneficial conversion discount of
   convertible debt - May 17, 2000             -            -         31,250                  -            31,250

Beneficial conversion discount of
   convertible debt - July 12, 2000            -            -         25,000                  -            25,000

Conversion of convertible note
   payable ($0.95/share) - December
   7, 2000                               109,531          110        103,946                  -           104,056
------------------------------------------------------------------------------------------------------------------------


                                ASPI EUROPE, INC.
                          (A Development Stage Company)

              CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                           Common Stock                                Deficit
                                                                                     Accumulated
                                         Shares     Amount         Additional         During the
                                                                Paid-in Capital     Development Stage       Total
----------------------------------------------------------------------------------------------------------------------
(Continued)
Net loss                                    -           -                  -             (1,394,503)        (1,394,503)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000          7,172,647       7,173          2,319,524             (2,617,810)          (291,113)

Net loss (Unaudited)                        -           -                  -                (58,174)           (58,174)
----------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001 (Unaudited) 7,172,647     $ 7,173       $  2,319,524           $ (2,675,984)        $ (349,287)
----------------------------------------------------------------------------------------------------------------------
     See accompanying notes to consolidated condensed financial statements.


                                ASPI EUROPE, INC.
                          (A Development Stage Company)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                  (Unaudited )

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                           Cumulative
                                                        Amounts for the
                                                          period from
                                                           Inception
                                                          (August 17,               Three Months Ended
                                                             1984),                     March 31,
                                                                             ---------------------------------
                                                            Through               2001              2000
                                                         March 31, 2001
-------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                               $(2,675,984)          $ (58,174)        $(1,112,709)
 Adjustments to reconcile net loss to net cash used
  in operating activities
 Discount amortization on convertible note payable           93,750                   -                   -
 Loss on assets held for liquidation                        157,274                   -              41,263
 Gain on PLIC stock redemption agreement                   (350,000)                  -            (350,000)
 Stock based compensation expense                            68,334                   -              68,334
 Stock warrants issued for agency agreement               1,156,000                   -           1,156,000
 Depreciation                                                 6,146                   -                   -
 Change in assets and liabilities:
  Restricted cash                                                 -                   -              17,813
  Prepaid expenses and deposits                                   -               2,130              20,040
  Accounts payable                                          127,144              (2,430)             91,556
  Due to related party                                       37,578               5,568               3,430
  Accrued interest on convertible note payable               16,493               3,083                 862
  Accrued interest on loan payable                              932                 932                   -
--------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                    (1,362,333)            (48,891)            (63,411)
--------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
 Proceeds from sale of net assets to be disposed of          24,500                   -               2,000
 Purchase of furniture and equipment                       (116,189)                  -                   -
 Increase in note receivable                                (71,731)                  -                   -
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities        (163,420)                  -               2,000
--------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Proceeds from issuing common stock                        1,253,079                   -                   -
Proceeds from convertible notes payable                     375,000                   -                   -
Proceeds from loan payable                                   50,000              50,000                   -
Distribution to stockholder                                (150,000)                  -                   -
--------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                 1,528,079              50,000                   -
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents          2,326               1,109             (61,411)
Cash and Cash Equivalents, beginning of period                    -               1,217              93,127
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                $     2,326          $    2,326         $    31,716
--------------------------------------------------------------------------------------------------------------
Non-cash Financing Activity
Conversion of note payable to common stock              $   255,534          $        -         $   151,478
--------------------------------------------------------------------------------------------------------------

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

On September 26, 2000, the shareholders of the Company at the annual shareholder meeting approved of the redomicile of the Company's place of incorporation from Florida to Delaware by merging the Company with and into its newly created, wholly-owned subsidiary ASPi Europe, Inc., a Delaware corporation. On December 19, 2000, Articles of Merger were filed with the Florida Secretary of State and a Certificate of Merger was filed with Delaware Secretary of State, which formally resulted in the redomicile of the Company to the State of Delaware.

On January 12, 2001, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of Digital Snaps Inc., a Vancouver, British Columbia-based application service provider ("DSI"), which offers applications that facilitate the flow of information between manufacturers and retailers. The tentative terms for the proposed acquisition involve the Company issuing up to 21,350,000 shares of its common stock in consideration for all of the issued and outstanding shares of capital stock of DSI. Under the terms of the letter of intent, the Company must raise at least $1.0 million in equity capital prior to closing the proposed transaction. Under the terms of the proposed transaction, it is anticipated that some of the executives of DSI will assume senior executive positions and will be invited to join the board of directors of the Company. There can be no assurances that management will be able to complete the proposed acquisition of DSI or raise the necessary equity capital.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheets as of March 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated condensed financial statements should be read in conjunction with the Company's fiscal 2000 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Commission on March 1, 2001.

The Company has been in the development stage since its inception. It has had no significant operating revenue to date, has accumulated losses of $2,675,984 and will require additional working capital to sustain its minimal operations. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

On January 12, 2001, the Company entered into a letter of intent to acquire all the issued and outstanding equity securities of DSI (See Note 1). If the proposed acquisition of DSI is completed, the Company expects that it will evaluate and acquire strategic partners to build its customer base. If the proposed transaction is completed, the Company anticipates it will require up to an additional $4.0 million of additional equity capital to fund the acquisitions and future operations. There can be no assurances that management will be able to complete the proposed acquisition of DSI or raise the necessary equity capital.

NOTE 3.  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding. Per share information for all prior periods have been adjusted to reflect the 1,000:1 stock split declared on July 20, 1998. As of March 31, 2001, the Company had outstanding options to purchase 160,000 shares of common stock and outstanding warrants to purchase 50,000 shares of common stock which were not included in the calculation of loss per share as their effect was anti-dilutive.

NOTE 4.  STOCK WARRANTS

On March 17, 2000, the Company entered into an agency agreement with DJ Limited ("DJL") and issued 50,000 warrants to DJL to purchase the Company's common stock at a purchase price of $14.50 per share. These warrants will expire on March 15, 2005. The agency agreement, which expired on June 16, 2000, called for DJL to raise capital for the Company, on a best efforts basis, to close the proposed acquisition of ITAG and provide additional working capital. The warrants were issued as compensation for undertaking the capital raising efforts of the Company. The warrants were accounted for under EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service" such that the relative fair value ascribed to the warrants will be measured under the Black-Scholes method. The Company recorded $1,156,000 as a financial consulting fee and additional paid-in capital for the first quarter ended March 31, 2000.

NOTE 5.  CONVERTIBLE NOTES PAYABLE

On May 17, 2000, the Company received proceeds of $125,000 by entering into a 10% subordinated convertible note with Manhattan Investments Incorporated (the "Manhattan Note"), which, along with accrued interest, was due on August 31, 2000. The note is convertible at the option of the holder at 80% of the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of conversion. The quoted price for the Company's stock on May 17, 2000 was $6.50, resulting in a deemed beneficial conversion feature and discount of $31,250, which was recorded as an interest expense and an increase to additional paid-in capital. On October 12, 2000, the Company and Manhattan Investments Incorporated agreed in writing to extend the maturity date of the Manhattan Note to July 31, 2001. On April 10, 2001, the Company and Manhattan Investments Incorporated, amended the Manhattan Note in writing such that the interest payment previously due on January 31, 2001 is now due on April 30, 2001.

NOTE 6.  LOAN PAYABLE

On January 22, 2001, the Company received proceeds of $50,000 by entering into a 10% promissory note with an individual, which, along with accrued interest, is due on May 18, 2001.

NOTE 7.  RECLASSIFICATION

The  Company  has  reclassified  amounts  presented  in prior  period  financial
statements  to  properly   disclose  the  operating  results  of  the  Company's
discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements and information contained in this Quarterly Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the difficulty in predicting future performance, history of losses, need for additional financing, uncertainty about its ability to continue as a going concern, risk related to future acquisitions and strategic alliances, dependence on key personnel and directors' and officers' involvement in other projects. Such factors related to the Company's proposed acquisition of Digital Snaps Inc. ("DSI") include, but are not limited to: DSI's limited operating history, dependence on key personnel, reliance on key third-party relationships, risks involving the management of growth, product development risks and risks of technological change, competition, and the Company's ability to protect DSI's intellectual property rights. Other risks and uncertainties are described in the Company's 10-K filed with the Commission on March 1, 2001. "We," "our," "us" and the "Company" refer to ASPi Europe, Inc., our subsidiary, and the Company's former corporate names AIDA Industries, Inc. and Shopping Sherlock, Inc.

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

Due to a lack of working capital and disappointing financial results in the fiscal year 1999, the Company's board of directors decided on January 2, 2000 that it would cease its website hosting and e-business services as well as its e-commerce operations. The Company's operations did not generate material traffic or revenues in the fiscal year ended December 31, 1999, and its efforts to raise additional significant sources of capital were unsuccessful. As a result, the Company decided to conserve its remaining cash reserves and terminated office leases, reduced staff, terminated all management and consulting contracts, and significantly reduced resources directed at keeping its e-commerce site operational.

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

At a special shareholder meeting held on March 14, 2000, the shareholders of the Company approved of the terms of the Redemption Agreement and, as a result, the 2,000,000 shares of common stock were deemed authorized but unissued shares of the Company pursuant to Florida law. The software license had a deemed value of approximately $350,000 based on the actual expenditures incurred by the Company to develop the software in 1999.

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

On January 12, 2001, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of DSI. The tentative terms for the proposed acquisition involve the Company issuing up to 21,350,000 shares of common stock in consideration for all of the issued and outstanding shares of capital stock of DSI. The Company must raise at least $1.0 million in equity capital prior to closing the proposed transaction. Under the terms of the proposed transaction, it is anticipated that some of the executives of DSI will assume senior executive positions and will be invited to join the board of directors of the Company.

The Company anticipates that it will require an additional $4.0 million in order to fund the proposed acquisition of DSI as well as fund its operations over the next twelve (12) months. If the proposed acquisition of DSI is not completed, the Company anticipates it would require an additional $240,000 to fund its operations and search for alternative business targets over the next twelve (12) months, which the Company would seek to raise through either a private debt or equity offering. The Company currently has sufficient working capital to support its current minimum operations through May 2001.

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

The Company currently has no business operations and has not generated any material revenues to date. If the proposed acquisition of DSI is not completed, the Company intends to continue to identify and evaluate alternative transactions with other viable operating companies and raise the necessary funds. Furthermore, even if the transaction of DSI is completed or an alternative transaction is identified and completed, there can be no assurance that the Company will generate any material revenues in the future.

Results of Operations

The results of operations include the results of the Company and its wholly owned subsidiary, SSI. In January 2000, SSI became inactive due to the curtailing of substantially all operations of the Company and, thereafter, all administration operations of the Company were performed in the parent company.

For the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31,2000

General and Administrative Expenses From Continued Operations. General and administrative expenses consist of rent, secretarial services, telephone expense and other general corporate expenses. General and administrative expenses were $54,159 for the three months ended March 31, 2001, compared with $195,364 for the three months ended March 31, 2000. This decrease reflected the substantial decrease in activity related to the review and evaluation of various business opportunities. Professional fees were $40,810 for the three months ended March 31, 2001, compared with $56,674 for the three months ended March 31, 2000. The professional fees relate to the costs associated with the Company's periodic reporting obligations and proposed acquisitions. General office expenses, including rent, telephone and courier expenses, were $1,600 for the three months ended March 31, 2001, compared with $16,005 for the three months ended March 31, 2000. Management fees were $9,000 for the three months ended March 31, 2001 and the three months ended March 31, 2000. There were no travel and accommodation expenses for the three months ended March 31, 2001, compared with $38,172 for the three months ended March 31, 2000 when the Company was evaluating a business opportunity in Europe. There were no non-cash stock-based compensation costs for the three months ended March 31, 2001, compared with $68,334 for the three months ended March 31, 2000. The non-cash stock-based compensation cost is due to the grant of 20,000 options to management of the Company during the first quarter of 2000. The charge represents the difference between the reported fair market value of the Company's common stock as reported on the OTCBB on the date of grant and the exercise price of the option. This compensation cost is presented as an addition to additional paid-in capital.

Financial consulting fees. There were no financial consulting fees for the three months ended March 31, 2001, compared with $1,156,000 for the three months ended March 31, 2000. The fee was due to the issuance of 50,000 warrants to a financial consultant during the first quarter of 2000 pursuant to an agency agreement whereby the financial consultant was to raise capital, on a best efforts basis, for the Company. The fee represents the valuation of the warrants based on the Black-Scholes method as at issuance. This amount is presented as an addition to additional paid-in capital.

Depreciation and amortization. The Company recorded no depreciation expense for the three months ended March 31, 2001 and the three months ended March 31, 2000.

Interest, net. Net interest costs were $4,015 for the three months ended March 31, 2001 compared with $500 in net interest costs for the three months ended March 31, 2000.

Income Taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Net Gain From Discontinued Operations. The Company ceased all of its business operations on January 2, 2000 and, as a result, combined all operating revenues and expenses related to the previous business under discontinued operations. The Company recorded no gain from discontinued operations for the three months ended March 31, 2001, compared with a net gain of $239,155 for the three months ended March 31, 2000. The net gain from discontinued operations for the three months ended March 31, 2000, included a gain on the sale of a software license of $350,000, cost of revenue from discontinued operations of $15,812, technical and system development expenses of $10,979, sales and marketing expenses amounted to $5,305, general and administrative expenses of $42,884, and the write-off of $35,865 for the remaining balance of a loan to a third-party.

Liquidity and Capital Resources

As at March 31, 2001, the Company's consolidated cash position was $2,326, and the consolidated working capital deficit was $349,287, compared with a consolidated cash position of $1,217 and a consolidated working capital deficit of $291,113 as at December 31, 2000.

Since   inception,   the  Company  has  financed  its  operations  from  capital contributions from shareholders and the issuance of subordinated convertible notes or promissory notes. On January 21, 2000, the Company and the noteholder of the $150,000 convertible promissory note originally issued on December 14, 1999 agreed to convert this note into 63,116 shares of the Company's common stock. On May 17, 2000, the Company issued a $125,000 convertible promissory note with a maturity date of August 31, 2000 ("May 2000 Note"). On October 12, 2000, the Company and the noteholder agreed in writing to extend the maturity date of the May 2000 Note to July 31, 2001. On July 12, 2000, the Company issued a $100,000 convertible promissory note with a maturity date of July 31, 2001

("July 2000 Note"). On December 7, 2000, the Company and the noteholder agreed to convert the July 2000 Note, together with the accrued interest, into 109,531 shares of the Company's common stock. On January 22, 2001, the Company issued a promissory note in the amount of $50,000 with a maturity date of May 18, 2001. The Company currently has sufficient working capital to support its current minimum operations through May 2001.

The Company anticipates that it will require an additional $4 million in order to close the proposed acquisition of DSI and fund the operations of the Company over the next twelve (12) months. If the proposed acquisition of DSI is not completed, the Company anticipates it would require an additional $240,000 to fund its operations over the next twelve (12) months. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital.

Net cash used in operating activities was $48,891 for the three months ended March 31, 2001, compared to $63,411 for the three months ended March 31, 2000, including a net loss of $58,174 and $1,112,709, respectively. The decrease in net cash used in operating activities is due to the discontinuation of operations. The Company's current operating expenditures are approximately $20,000 per month.

The Company had no capital asset transactions for the three months ended March 31, 2001, compared with a sale of capital assets of $2,000 for the three months ended March 31, 2000.

On December 1, 2000, the Company terminated its lease for the office space located in Seattle, Washington. The Company is currently using space in an office owned by one of the Company's directors in Vancouver, British Columbia for administrative purposes at no cost to the Company.

Non-Qualified Stock Options

As at March 31, 2001, the Company had outstanding non-qualified stock options to purchase 160,000 shares of the Company's common stock issued to various employees, consultants and directors pursuant to its stock option plan. These stock options entitle holders to purchase common stock at a price of $5 or $6 depending on which year the stock options vest. The Company has 840,000 shares available for future issuance pursuant to its 1999 Stock Option Plan.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               2.1(1) Agreement  and Plan of Merger dated as of December 7, 2000 by and between the registrant and ASPi Europe, a Delaware corporation
               2.2(2) Letter of Intent dated January 11, 2000 by and between the registrant, Digital Snaps Inc., Alternative Funding Inc., Gordon Kleaman, Ayaz Virani, Harold Forzley, and Premier Financial
               3.1(2) Certificate of Incorporation
               3.2(2) Bylaws
               4.1(3) Form of Common Stock Share Certificate
              10.1(3) 1999 Stock Option Plan
              10.2(3) Form of Stock Option Agreement
              10.3(4) Agency  Agreement dated March 15, 2000 by and between the registrant and DJ Limited
              10.4(5) Credit  Facility  Agreement  dated  May 17,  2000 by and between the registrant and Manhattan Investments Incorporated
              10.5(6) First Allonge to the  Promissory  Note dated May 17, 2000 made by registrant in favor of Manhattan Investments Incorporated dated October 12, 2000
              10.6(6) Promissory  Note dated  January  22, 2001 by and  between the registrant  and  Ricardo Requena
              10.7 Second Allonge to the Promissory Note dated May 17, 2000 made by registrant in favor of Manhattan Investments Incorporated dated April 10, 2001
              99.1    Risk Factors

               (1) Incorporated by reference to the Company's Form 10-K filed on March 1, 2001.
               (2) Incorporated by reference to the Company's Form 8-K filed on January 2, 2001.
               (3) Incorporated by reference to the Company's Registration Statement on Form 10 (No. 000-26809).
               (4) Incorporated by reference to the Company's Form 10-K filed on March 30, 2000.
               (5)  Incorporated  by  reference to the Company's Form 10-Q filed
                    on  August  14,   2000.
               (6) Incorporated by reference to the Company's Form 10-Q filed on November 8, 2000.

              (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned thereunto duly authorized.


                                        ASPI EUROPE, INC.

April 26, 2001                          /s/ Damon Poole
                                        --------------------------------
                                        Damon Poole, Chief Executive Officer


April 26, 2001                         /s/  Patrick McGrath
                                        ----------------------------------
                                        Patrick McGrath, Chief Financial Officer

                                EXHIBIT INDEX


Exhibit   Description
Number

2.1(1) Agreement and Plan of Merger dated as of December 7, 2000 by and between the registrant and ASPi Europe, a Delaware corporation
2.2(2) Letter of Intent dated January 11, 2000 by and between the registrant, Digital Snaps Inc., Alternative Funding Inc., Gordon Kleaman, Ayaz Virani, Harold Forzley, and Premier Financial
3.1(2)    Certificate of Incorporation
3.2(2)    Bylaws
4.1(3)    Form of Common Stock Share Certificate
10.1(3)   1999 Stock Option Plan
10.2(3)   Form of Stock Option Agreement
10.3(4) Agency Agreement dated March 15, 2000 by and between the registrant and DJ Limited
10.4(5) Credit Facility Agreement dated May 17, 2000 by and between the registrant and Manhattan Investments Incorporated
10.5(6) First Allonge to the Promissory Note dated May 17, 2000 made by the registrant in favor of Manhattan Investments Incorporated dated October 12, 2000
10.6(6) Promissory Note dated January 22, 2001 by and between the registrant and Ricardo Requena
10.7 Second Allonge to the Promissory Note dated May 17, 2000 made by the registrant in favor of Manhattan Investments Incorporated dated April 10, 2001
99.1      Risk Factors


(1) Incorporated by reference to the Company's Form 10-K filed on March 1, 2001.
(2) Incorporated by reference to the Company's Form 8-K filed on January 2,2001.
(3) Incorporated by reference to the Company's Registration Statement on Form 10 (No. 000-26809).
(4) Incorporated by reference to the Company's Form 10-K filed on March 30,2000.
(5) Incorporated by reference to the Company's Form 10-Q filed on August 14,
    2000.
(6) Incorporated by reference to the Company's Form 10-Q filed on November 8, 2000.

                                  EXHIBIT 99.1

PRIVATE   SECURITIES   LITIGATION   REFORM  ACT  OF  1995  -  SAFE   HARBOR  FOR
FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by public companies. This safe-harbor protects a company from securities law liability in connection with forward-looking statements if the company complies with the requirements of the safe-harbor. As a public company, the Company has relied and will continue to rely on the protection of the safe harbor in connection with its written and oral forward-looking statements.

When evaluating the Company's business, you should consider:

     o    all of the information in this quarterly report on Form 10-Q;

     o the risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission on March 1, 2001; and

     o    the risk factors described below.

                                  RISK FACTORS

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements or other future events. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy or completeness of forward-looking statements. You should consider the Company's forward-looking statements in light of the following risk factors and other information in this quarterly report. If any of the risks described below occurs, the Company's business, results of operation and financial condition could differ from those projected in its forward-looking statements. The Company is under no duty to update any of its forward-looking statements after the date of the quarterly report. You should not place undue reliance on forward-looking statements.

Risks to the Company related to its current business situation

         The Company is subject to certain risks related to its current business situation. These risks also could cause actual results to differ materially from results projected in any forward-looking statement in this quarterly report.

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

The Company has not achieved profitability and expects to continue to incur operating losses for the foreseeable future. The Company incurred net losses of $58,174 for the three months ended March 31, 2001, and $1,394,503, $1,220,228 and $2,079 for the respective years ended December 31, 2000, 1999 and 1998, respectively. The Company has not had any material revenue in recent years, it has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, if the Company plans to acquire an operating business entity, as is proposed, its operating expenses will increase significantly.

The Company will need additional financing to support its operations and may be unable to obtain it on commercially reasonable terms, or at all.

The  Company  can satisfy  its  current  cash  requirements  through May 2001 at current minimum levels. Accordingly, the Company must raise substantial additional funds to continue as a going concern and to complete the proposed acquisition of DSI. There is no assurance that the Company will be able to secure financing or that such financing will be obtained on terms favorable to the Company. Failure to obtain adequate financing raises substantial doubt as to the Company's ability to acquire an operating business entity as well as continue as a going concern.

There is uncertainty regarding the Company's ability to continue as a going concern.

The Company has been in the development stage since its inception. It has had no significant operating revenues to date, has accumulated losses of $2,675,984 and will require additional working capital to sustain current operations and complete any proposed future acquisition. This raises substantial doubt as to the Company's ability to continue as a going concern.

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

Risks to the Company related to its proposed acquisition of DSI

The Company will be subject to certain risks related to the proposed acquisition of DSI. These risks could cause actual results to differ materially from results projected in any forward-looking statement in this quarterly report. There can be no assurance that the Company will be able to successfully complete the proposed acquisition of DSI.

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

                              Second Allonge to the
                   Promissory Note dated May 17, 2000 made by
                                ASPI EUROPE, INC.
                                   in favor of
                       MANHATTAN INVESTMENTS INCORPORATED

         THIS SECOND ALLONGE to the Promissory Note, dated May 17, 2000 (the "Promissory Note"), made by ASPI EUROPE, INC., a Delaware corporation (the "Company"), in favor of MANHATTAN INVESTMENTS INCORPORATED, a Nevis corporation ("MAN"), is made as of the 10th day of April, 2001 by and between the Company and MAN.

                                   BACKGROUND

         WHEREAS, on May 17, 2000, MAN made a loan to the Company in the amount of US $125,000 as evidenced by the Promissory Note, and such Promissory Note was due and payable on or before August 31, 2000; and

         WHEREAS, on October 12, 2000, MAN and the Company entered into the First Allonge (the "First Allonge") to amend certain terms of the Promissory Note whereby accrued interest on the Promissory Note was due and payable on January 31, 2001 and August 31, 2001 and the principal was due and payable on July 31, 2001; and

         NOW, THEREFORE, in consideration of the Company agreeing to pay the accrued interest to MAN as of April 30, 2001 instead of January 31, 2001, the Company and MAN hereby agree as follows:

         1. MAN will waive its immediate right to full payment of the interest of the US $125,000 Promissory Note due January 31, 2001, and will amend and restate the third paragraph of the Promissory Note to read as follows:

         "Interest on this note shall accrue at a per annum rate of ten percent (10%) and will be payable April 30, 2001 and July 31, 2001. The outstanding principal amount of this Note, together with unpaid accrued interest thereon, shall be due and payable in full on or before the Maturity Date."

         2. Except as amended herein, the Promissory Note shall continue in full force and effect and shall be enforceable in accordance with its terms. Nothing herein contained shall constitute a novation of the Promissory Note.

          3. This Second Allonge, the First Allonge and the Promissory Note shall constitute a single instrument.

         IN WITNESS WHEREOF, the Company has caused this Second Allonge to the Promissory Note to be signed by its duly authorized officer as of the 10th day of April, 2001.

                                            ASPI EUROPE, INC.


                                            By:
                                                ---------------------------
                                            Name: Patrick McGrath
                                            Title: Chief Financial Officer

                                           MANHATTAN INVESTMENTS INCORPORATED


                                            By:
                                                ----------------------------
                                            Name:  David Craven
                                            Title: Director