Form 10-Q
period 2001-06-30
ASPI EUROPE INC
filed 2001-08-14
CIK 1089525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

       The number of outstanding shares of common stock, $0.001 par value, of the registrant at July 31, 2001 was 17,348,147.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)
                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended June 30, 2001

                                                                           Page


PART I  --  FINANCIAL INFORMATION.............................................1

   ITEM 1.  FINANCIAL STATEMENTS..............................................1

               CONSOLIDATED CONDENSED BALANCE SHEETS..........................1
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS................2
               CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT......3
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS................5
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS...........6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................9

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........13

PART II --  OTHER INFORMATION.................................................14

   ITEM 1.  LEGAL PROCEEDINGS.................................................14

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................14

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................14

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............15

   ITEM 5.  OTHER INFORMATION.................................................15

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................15

   SIGNATURES ................................................................17

                         PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                ASPI EUROPE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                      June 30,         December 31,
                                                                        2001               2000
                                                                    (unaudited)
----------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash and cash equivalents                                       $       625           $    1,217
   Prepaid expenses and deposits                                           500                2,130
   Note receivable from GrowthExperts Group Inc.                       151,973                    -
----------------------------------------------------------------------------------------------------
Total Current Assets                                                   153,098                3,347
----------------------------------------------------------------------------------------------------

Total Assets                                                       $   153,098           $    3,347
----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                $   164,586           $  129,574
   Due to related party                                                 64,824               32,010
   Convertible note payable                                            306,575              132,876
   Loan payable                                                         52,178                    -
----------------------------------------------------------------------------------------------------
Total Current Liabilities                                              588,163              294,460
----------------------------------------------------------------------------------------------------
Stockholders' Deficit
   Common stock, $0.001 par value; 50,000,000 shares authorized,
    7,172,647 issued and outstanding                                     7,173                7,173
   Additional paid-in capital                                        2,319,524            2,319,524
   Deficit accumulated during the development stage                 (2,761,762)          (2,617,810)
----------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                           (435,065)            (291,113)
----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                        $   153,098           $    3,347
----------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

                                                        ASPI EUROPE, INC.
                                                  (A Development Stage Company)
                                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                                            (Unaudited)


                                         Cumulative Amounts
                                          for the period
                                          from Inception
                                         (August 17, 1984)        Three Months Ended June 30,      Six Months Ended June 30,
                                       through June 30, 2001         2001           2000            2001              2000
-----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 General and administrative                $    620,025         $   81,014      $  75,254       $  135,173      $    270,618
 Financial consulting fee                     1,156,000                  -              -                -         1,156,000
 Depreciation and amortization                    6,146                  -              -                -                 -
 Interest expense, net                            5,761              4,764         32,709            8,779            33,209
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                        887,932             85,778        107,963          143,952         1,459,827
-----------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations              (1,887,932)           (85,778)      (107,963)        (143,952)       (1,459,827)
-----------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
 Loss from discontinued operations           (1,073,946)                 -              -                -           (29,826)
 Gain on disposal of assets                     200,116                  -              -                -           268,981
-----------------------------------------------------------------------------------------------------------------------------
Net (loss) gain from discontinued              (873,830)                 -              -                -           239,155
 operations
-----------------------------------------------------------------------------------------------------------------------------
Net loss                                   $ (2,761,762)        $  (85,778)     $(107,963)      $ (143,952)     $ (1,220,672)
-----------------------------------------------------------------------------------------------------------------------------
Net (loss) gain per share -
 Continuing operations                                          $    (0.01)     $   (0.02)           (0.02)            (0.19)
 Discontinued operations                                             (0.00)         (0.00)           (0.00)             0.03
-----------------------------------------------------------------------------------------------------------------------------
 Net loss per share - basic and diluted                         $    (0.01)     $   (0.02)      $    (0.02)     $      (0.16)
-----------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares of
 common stock outstanding - basic
 and diluted                                                     7,172,647      7,063,116        7,172,647         7,797,925
-----------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.


                                                        ASPI EUROPE, INC.
                                                  (A Development Stage Company)

                                     CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT


                                             Common Stock                            Deficit Accumulated
                                         ---------------------        Additional         During the
                                         Shares         Amount      Paid-in Capital    Development Stage       Total
------------------------------------------------------------------------------------------------------------------------
ASPi Europe, Inc. Activities
(Formerly Shopping Sherlock, Inc.):
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

Redemption of common stock for
   software license ($0.175/share)
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

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT




                                             Common Stock                            Deficit Accumulated
                                         ---------------------        Additional         During the
                                         Shares         Amount      Paid-in Capital    Development Stage       Total
------------------------------------------------------------------------------------------------------------------------
(Continued)

Net loss                                       -             -        $        -        (1,394,503)       (1,394,503)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             7,172,647         7,173         2,319,524        (2,617,810)         (291,113)

Net loss (Unaudited)                           -             -                 -          (143,952)         (143,952)
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001 (Unaudited)     7,172,647      $  7,173        $2,319,524       $(2,761,762)        $(435,065)
------------------------------------------------------------------------------------------------------------------------






     See accompanying notes to consolidated condensed financial statements.


                                                        ASPI EUROPE, INC.
                                                  (A Development Stage Company)
                                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                                           (Unaudited )

                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                        Cumulative
                                                     Amounts for the
                                                       period from
                                                        Inception
                                                       (August 17,             Three Months Ended             Six Months Ended
                                                          1984),                   June 30,                        June 30,
                                                         through          ---------------------------   -------------------------
                                                      June 30, 2001          2001            2000          2001           2000
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                            $(2,761,762)         $ (85,778)     $ (107,963)    $ (143,952)   $(1,220,672)
 Adjustments to reconcile net loss to net cash
    used in operating activities
 Discount amortization on convertible note payable        93,750                  -          31,250              -         31,250
 Loss on assets held for liquidation                     157,274                  -          20,335              -         61,598
 Gain on PLIC stock redemption agreement                (350,000)                 -               -              -       (350,000)
 Stock based compensation expense                         68,334                  -               -              -         68,334
 Stock warrants issued for agency agreement            1,156,000                  -               -              -      1,156,000
 Depreciation                                              6,146                  -               -              -              -
 Change in assets and liabilities:
  Restricted cash                                              -                  -           1,134              -         18,947
  Prepaid expenses and deposits                             (500)              (500)            511          1,630         20,551
  Accounts payable                                       164,586             37,442         (42,497)        35,012         49,059
  Due to related party                                    64,824             27,246         (42,315)        32,814        (38,885)
  Accrued interest on convertible note payable            22,109              5,616           1,575          8,699          2,437
  Accrued interest on loan payable                         2,178              1,246               -          2,178              -
  Accrued interest on loan receivable                     (1,973)            (1,973)              -         (1,973)             -
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                 (1,379,034)           (16,701)       (137,970)       (65,592)      (201,381)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
 Proceeds from sale of net assets to be disposed of       24,500                  -               -              -          2,000
 Purchase of furniture and equipment                    (116,189)                 -               -              -              -
 Increase in note receivable                            (221,731)          (150,000)              -       (150,000)             -
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities     (313,420)          (150,000)              -       (150,000)         2,000
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Proceeds from issuing common stock                    1,253,079                  -               -              -              -
 Proceeds from convertible notes payable                 540,000            165,000         125,000        165,000        125,000
 Proceeds from loan payable                               50,000                  -               -         50,000              -
 Distribution to stockholder                            (150,000)                 -               -              -              -
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities              1,693,079            165,000         125,000           (592)       125,000
---------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash                     625            (1,701)         (12,970)          (592)      (74,381)
 Equivalents
Cash and Cash Equivalents, beginning of period                 -              2,326          31,716          1,217         93,127
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period             $       625          $     625      $   18,746     $      625    $    18,746
---------------------------------------------------------------------------------------------------------------------------------
Non-cash Financing Activity
Conversion of note payable to common stock           $   255,534         $       -      $        -     $        -     $   151,478
---------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to consolidated condensed financial statements.

                                ASPI EUROPE, INC.
                          (A Development Stage Company)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BUSINESS DESCRIPTION

ASPi Europe, Inc. (the "Company") is a development stage company that was incorporated in the State of Florida on August 17, 1984, under the name of AIDA Industries, Inc. and on December 19, 2000, redomiciled to the state of Delaware. From its inception until July 20, 1998, there was no activity within the Company. On July 20, 1998, the Company amended its Articles of Incorporation to provide for a thousand to one (1,000:1) stock split and was quoted on the OTC Bulletin Board. The Company began operations in January of 1999, and on March 24, 1999, the Company changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc. In anticipation of closing a previously announced letter of intent, on May 5, 2001, the Company changed its name from Shopping Sherlock, Inc. to ASPi Europe, Inc.

On January 12, 2001, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of Digital Snaps Inc., a Vancouver, British Columbia based application service provider ("DSI"), which offers applications that facilitate the flow of information between manufacturers and retailers. On April 30, 2001, the Company announced that it would not proceed with the acquisition of DSI.

On April 30, 2001, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of GrowthExperts Group Inc. ("GrowthExperts"), an outsourced sales and customer relationship management services corporation with its principal executive offices located in New Westminster, British Columbia.

On June 11, 2001, the Company and GrowthExperts executed an Amalgamation and Re-Organization Agreement (the "Agreement") to acquire all of the issued and outstanding equity securities of GrowthExperts in exchange for 9,750,000 shares of common stock of the Company and the assumption of all options to purchase equity securities of GrowthExperts. On June 29, 2001, the Company and GrowthExperts agreed to amend certain terms of the Agreement including, but not limited to, the requirement that the Company complete a private placement of at least $1.5 million prior to the closing date of the Agreement (the "Closing Date"), and instead the parties agreed that the Company must raise, in addition to the $425,500 raised by the Company as of the Closing Date, an additional $750,000 within 90 days of the Closing Date. If the Company fails to raise at least $750,000 in gross proceeds within 90 days of the Closing Date, the Company will be subject to certain penalties, which includes the obligation to issue up to an additional 750,000 shares of the Company's common stock to the former holders of GrowthExperts' common stock.

On July 9, 2001, the Company and GrowthExperts closed the Agreement by virtue of GrowthExperts amalgamating with ASPi Alberta Holdings Inc., a newly incorporated Alberta corporation wholly-owned by the Company. The amalgamated entity was named GrowthExperts Group Inc. ("Newco") with all assets and liabilities of GrowthExperts surviving the amalgamation. Former GrowthExperts shareholders received exchangeable shares (the "Exchangeable Shares") in Newco for each of their GrowthExperts' common shares. The Exchangeable Shares are exchangeable at any time, at the holder's option, for shares of the Company's common stock on a one-for-one basis. Upon the exchange of all of the issued and outstanding Exchangeable Shares, the Company will have issued an aggregate of 9,750,000 shares of its common stock to the former GrowthExperts shareholders.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheet as of June 30, 2001, and the related statements of operations, stockholders' deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated condensed financial statements should be read in conjunction with the Company's fiscal 2000 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Commission on March 1, 2001.

The Company has been in the development stage since its inception. It has had no significant operating revenue to date, has accumulated losses of $2,761,762 and will require additional working capital to sustain its minimal operations. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern.

On July 9, 2001, the Company acquired all the issued and outstanding equity securities of GrowthExperts (See Note 1). The Company plans to expand the operations of the Company by increasing the number of sales associates, hiring additional management, making capital expenditures and opening at least one customer interactive center by the end of the fourth quarter of 2001. The Company anticipates it will require up to an additional $1.5 million of additional equity capital, in addition to the funds raised to date by the Company and in addition to the commitment by the Company to raise gross proceeds of $750,000 within 90 days of the Closing Date. to fund the expansion and future operations. There can be no assurances that management will be able to raise the necessary equity capital or that the amount raised will be adequate to fund cash requirements until profitable operating levels are attained. Audited financial highlights of GrowthExperts for the year ended December 31, 2000 include:


                                                As at December 31, 2000
                                                -----------------------
                                                       (Audited)
                                                -----------------------

         Balance Sheet Data:
           Cash and cash equivalents               $       2,437
           Working capital deficiency                   (865,205)
           Total assets                                1,987,613
           Non-current liabilities                     1,051,345
           Stockholders' deficit                        (414,233)


                                                   For the Year ended
                                                   December 31, 2000
                                                -----------------------
                                                       (Audited)
                                                -----------------------

         Statement of Operations Data:
           Revenue                                 $   3,155,679
           Operating Expenses                          5,818,269
           Net loss for the period                     2,711,583


NOTE 3.  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding. Per share information for all prior periods have been adjusted to reflect the 1,000:1 stock split declared on July 20, 1998. As of June 30, 2001, the Company had outstanding options to purchase 160,000 shares of common stock and outstanding warrants to purchase 50,000 shares of common stock which were not included in the calculation of loss per share as their effect was anti-dilutive.

NOTE 4.  STOCK WARRANTS

On March 17, 2000, the Company entered into an agency agreement with DJ Limited ("DJL") and issued 50,000 warrants to DJL to purchase the Company's common stock at a purchase price of $14.50 per share. These warrants will expire on March 15, 2005. The agency agreement, which expired on June 16, 2000, called for DJL to raise capital for the Company, on a best efforts basis, to close a proposed acquisition and provide additional working capital. The warrants were issued as compensation for undertaking the capital raising efforts of the Company. The warrants were accounted for under EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service", such that the relative fair value ascribed to the warrants will be measured under the Black-Scholes method. The Company recorded $1,156,000 as a financial consulting fee and additional paid-in capital for the first quarter ended March 31, 2000.

NOTE 5.  CONVERTIBLE NOTES PAYABLE

On May 17, 2000, the Company received proceeds of $125,000 by entering into a 10% subordinated convertible note with Manhattan Investments Incorporated (the "Manhattan Note"), which, along with accrued interest, was due on August 31, 2000. The note is convertible at the option of the holder at 80% of the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of conversion. The quoted price for the Company's stock on May 17, 2000 was $6.50, resulting in a deemed beneficial conversion feature and discount of $31,250, which was recorded as interest expense and an increase to additional paid-in capital. On October 12, 2000, the Company and Manhattan Investments Incorporated agreed in writing to extend the maturity date of the Manhattan Note to July 31, 2001. On April 10, 2001, the Company and Manhattan Investments Incorporated, amended the Manhattan Note in writing such that the interest payment previously due on January 31, 2001 was due on April 30, 2001. On August 9, 2001, the Manhattan Note was amended by the parties such that the interest and principal is due on August 31, 2001.

On May 9, 2001, the Company received proceeds of $165,000 by entering into a 10% subordinated convertible note with Digimark Capital Corporation (the "Digimark Note"), which, along with accrued interest, is due on May 9, 2002. This note is automatically convertible if, prior to May 9, 2002, the Company closes an equity financing. Upon closing of an equity financing, the note, along with accrued interest, is automatically convertible at the same price as the equity financing. On July 9, 2001, the note along with accrued interest, totaling $167,500, was converted into 167,500 common shares of the Company's common stock pursuant to an equity financing that closed on the same day.

NOTE 6.  LOAN PAYABLE

On January 22, 2001, the Company received proceeds of $50,000 by entering into a 10% promissory note with an individual, which, along with accrued interest, was due on May 18, 2001. On August 6, 2001, the Company and the noteholder amended the loan in writing such that the principal and accrued interest previously due on May 18, 2001 is now due on October 15, 2001.

NOTE 7.  NOTE RECEIVABLE

On May 1, 2001, the Company advanced $150,000 to GrowthExperts by way of a promissory note ("Note Receivable") as per the terms of the letter of intent between the parties dated April 30, 2001. The Note Receivable accrues at 8% per annum and is due on demand.

NOTE 8.  SUBSEQUENT EVENTS

On July 5, 2001, options to purchase 150,000 shares of the Company's stock were issued to officers and directors of the Company at an exercise price of $2.00 per share.

On July 9, 2001, the Company acquired all of the issued and outstanding equity securities of GrowthExperts, an outsourced sales and customer relationship management services corporation, in exchange for 9,750,000 shares of common stock of the Company and the assumption of all options to purchase equity securities of GrowthExperts.

Also on July 9, 2001, the Company sold 258,000 shares of common stock for an aggregate of $258,000 to two investors. In connection with this sale, the Company issued one-year warrants to purchase 129,000 shares of common stock at an exercise price of $1.50 per share and three-year warrants to purchase 129,000 shares of common stock at an exercise price of $2.00 per share. In connection with this sale, the Company granted the investors certain registration rights with respect to 258,000 shares of the common stock and the underlying shares to be issued upon the exercise of the above described warrants.

Also on July 9, 2001, an aggregate principal amount of $165,000 plus accrued interest of $2,500 of 10% convertible notes was converted into 167,500 shares of common stock. The noteholder also received one-year warrants to purchase 83,750 shares of common stock at an exercise price of $1.50 per share and three-year warrants to purchase 83,750 shares of common stock at an exercise price of $2.00 per share. The fair value ascribed to the warrants is approximately $112,560 based on the Black-Scholes option-pricing model; such amount will be recorded as interest expense and as additional paid-in capital of stockholders' deficit in the third quarter of 2001. In connection with this sale, the Company granted the noteholder certain registration rights with respect to 167,500 shares of the common stock and the underlying shares to be issued upon the exercise of the above described warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements and information contained in this Quarterly Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the difficulty in predicting future performance, history of losses, need for additional financing, uncertainty about its ability to continue as a going concern, risk related to future acquisitions and strategic alliances, dependence on key personnel and directors' and officers' involvement in other projects. Such factors related to the Company's acquisition of GrowthExperts Group Inc. ("GrowthExperts") include, but are not limited to: GrowthExperts' limited operating history, dependence on key personnel, reliance on key third-party relationships, risks involving the management of growth, product development risks and risks of technological change, competition, and the risk associated with having substantially all of its revenue being derived from a few customers. Other risks and uncertainties are described in the Company's 10-K filed with the Commission on March 1, 2001. "We," "our," "us" and the "Company" refer to ASPi Europe, Inc., our subsidiaries, and the Company's former corporate names AIDA Industries, Inc. and Shopping Sherlock, Inc.

Overview

The Company was incorporated in Florida on August 17, 1984, under the name AIDA Industries, Inc. The Company began operations in January of 1999, and on March 24, 1999 changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc. On May 5, 2001, the Company changed its name from Shopping Sherlock, Inc. to ASPi Europe, Inc. On December 19, 2000, Articles of Merger were filed with the Florida Secretary of State and a Certificate of Merger was filed with the Delaware Secretary of State, which formally resulted in the redomicile of the Company to the State of Delaware.

On May 26, 1999, the Company entered into an acquisition agreement with Shopping Sherlock, Inc. ("SSI"), a corporation organized and incorporated in the State of Delaware on January 20, 1999, for the purpose of offering e-business services and developing its own e-commerce website to sell consumer products over the Internet through discounts and purchase rebates to its customers. The Company acquired 100% of the common stock of SSI in exchange for the issuance of a total of 2,000,000 shares of the Company's common stock to the stockholders of SSI.

Due to a lack of working capital and disappointing financial results, on January 27, 2000, the Company entered into the Stock Redemption and Settlement Agreement (the "Redemption Agreement") with the stockholders of SSI under which the Company agreed to transfer a worldwide, non-exclusive, perpetual, fully-paid-up license to use, distribute or make derivative works from the Company's software designed to operate and host websites in consideration for the redemption of the 2,000,000 shares of the Company's common stock. On March 14, 2000, the shareholders of the Company at a special shareholder meeting approved of the terms of the Redemption Agreement and, as a result, the 2,000,000 shares of common stock that were issued to SSI stockholders were redeemed by the Company and were deemed authorized but unissued shares of the Company pursuant to Florida law.

On January 12, 2001, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of Digital Snaps Inc. ("DSI"). On April 30, 2001, the Company announced that it would not proceed with the acquisition of DSI.

On April 30, 2001, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of GrowthExperts Group Inc. ("GrowthExperts"). On June 11, 2001, the Company and GrowthExperts executed an Amalgamation and Re-Organization Agreement (the "Agreement") to acquire all of the issued and outstanding equity securities of GrowthExperts in exchange for 9,750,000 shares of common stock of the Company and the assumption of all options to purchase equity securities of GrowthExperts. On June 29, 2001, the Company and GrowthExperts agreed to amend certain terms of the Agreement including, but not limited to, the requirement that the Company complete a private placement of at least $1.5 million prior to the closing date of the Agreement (the "Closing Date"), and instead the parties agreed that the Company must raise, in addition to the $425,500 raised by the Company as of the Closing Date, an additional $750,000 within 90 days of the Closing Date.

If the Company fails to raise at least $750,000 in gross proceeds within 90 days of Closing Date, the Company will be subject to certain penalties, which includes the obligation to issue up to an additional 750,000 shares of the Company's common stock to the former holders of GrowthExperts' common stock.

On July 9, 2001, the Company and GrowthExperts closed the Agreement by virtue of GrowthExperts amalgamating with ASPi Alberta Holdings Inc., a newly incorporated Alberta corporation wholly-owned by the Company. The amalgamated entity was named GrowthExperts Group Inc. ("Newco") with all assets and liabilities of GrowthExperts surviving the amalgamation. The former GrowthExperts shareholders received exchangeable shares (the "Exchangeable Shares") in Newco for each of their GrowthExperts' common shares. The Exchangeable Shares are exchangeable at any time, at the holder's option, for shares of the Company's common stock on a one-for-one basis. Upon the exchange of all of the issued and outstanding Exchangeable Shares, the Company will have issued an aggregate of 9,750,000 shares of its common stock to the former GrowthExperts shareholders.

GrowthExperts is a provider of outsourced sales and customer relationship management, or CRM, services, offering clients multi-channel customer interaction solutions that more effectively manage the relationships between clients and their customers. GrowthExperts' services and retention programs enable their clients to generate increased sales, strengthen their customer relationships and retain their customers for longer periods of time. GrowthExperts offers services to companies in intensely competitive industries with significant customer relationship needs such as telecommunications. GrowthExperts believes it has certain competitive advantages, which include their trained workforce, vertical industry expertise and integrated technology solutions. GrowthExperts operates two customer interaction centers in British Columbia, Canada, employing approximately 350 employees.

The Company anticipates that it will require an additional $1.5 million, in addition to the funds raised to date by the Company and in addition to the commitment by the Company to raise gross proceeds of $750,000 within 90 days of the Closing Date, in order to make capital expenditures and fund operations of GrowthExperts over the next twelve (12) months. The Company is seeking to raise the funds through either a private debt or equity offering. The Company currently has sufficient working capital to support its current minimum operations through August 2001.

There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. The Company has not generated any material revenues and GrowthExperts has not generated positive cashflow to date and there can be no assurances that the Company and GrowthExperts will generate any material cashflow in the future. If the Company is unable to obtain the financing necessary to support its operations, its may be unable to continue as a going concern.

Results of Operations

The statements of operations include the results of the Company and its wholly owned subsidiary, SSI. In January 2000, SSI became inactive due to the curtailing of substantially all operations of the Company and, thereafter, all administration operations of the Company were performed in the parent company. The results do not include the results of GrowthExperts because the Agreement closed subsequent to the quarter ended June 30, 2001.

For the Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

General and Administrative Expenses From Continued Operations. General and administrative expenses consist of rent, secretarial services, telephone expense and other general corporate expenses. General and administrative expenses were $135,173 for the six months ended June 30, 2001, compared with $270,618 for the six months ended June 30, 2000. This decrease reflected the substantial decrease in activity related to the review and evaluation of various business opportunities. Professional fees were $99,608 for the six months ended June 30, 2001, compared with $112,144 for the six months ended June 30, 2000. The professional fees relate to the costs associated with the Company's periodic reporting obligations and proposed acquisitions. General office expenses, including rent, telephone and courier expenses, were $5,136 for the six months ended June 30, 2001, compared with $17,650 for the six months ended June 30, 2000. Management fees were $18,000 for the six months ended June 30, 2001 and the six months ended June 30, 2000. There were no travel and accommodation expenses for the six months ended June 30, 2001, compared with $23,440 for the six months ended June 30, 2000 when the Company was evaluating a business opportunity in Europe. There were no non-cash stock-based compensation costs for the six months ended June 30, 2001, compared with $68,334 for the six months ended June 30, 2000. The non-cash stock-based compensation cost was due to the grant of 20,000 options to management of the Company during the first quarter of 2000. The charge represents the difference between the reported fair market value of the Company's common stock as reported on the Over-The-Counter Bulletin Board on the date of grant and the exercise price of the option. This compensation cost was presented as an addition to additional paid-in capital.

Financial consulting fees. There were no financial consulting fees for the six months ended June 30, 2001, compared with $1,156,000 for the six months ended June 30, 2000. The fee was due to the issuance of 50,000 warrants to a financial consultant during the first quarter of 2000 pursuant to an agency agreement whereby the financial consultant was to raise capital, on a best efforts basis, for the Company. The fee represents the valuation of the warrants based on the Black-Scholes method as at issuance. This amount is presented as an addition to additional paid-in capital.

Depreciation and amortization. The Company recorded no depreciation expense for the six months ended June 30, 2001 and the six months ended June 30, 2000.

Interest, net. Net interest costs were $8,779 for the six months ended June 30, 2001, compared with $33,209 in net interest costs for the six months ended June 30, 2000, including $31,250 for the beneficial conversion feature on the subordinated convertible debt issued during the period.

Income Taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Net Gain From Discontinued Operations. The Company ceased all of its business operations on January 2, 2000 and, as a result, combined all operating revenues and expenses related to the previous business under discontinued operations. The Company recorded no gain from discontinued operations for the six months ended June 30, 2001, compared with a net gain of $239,155 for the six months ended
June 30, 2000. The net gain from discontinued operations for the six months ended June 30, 2000, included a gain on the sale of a software license of $350,000, cost of revenue from discontinued operations of $15,812, technical and system development expenses of $10,979, sales and marketing expenses amounted to $5,305, general and administrative expenses of $42,884, and the write-off of $35,865 for the remaining balance of a loan to a third-party.

For the Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

General and Administrative Expenses From Continued Operations. General and administrative expenses consist of rent, secretarial services, telephone expense and other general corporate expenses. General and administrative expenses were $81,014 for the three months ended June 30, 2001, compared with $75,254 for the three months ended June 30, 2000. The expenditures included professional fees of $58,798 for the three months ended June 30, 2001, compared with $55,470 for the three months ended June 30, 2000. The professional fees relate to the costs associated with the Company's periodic reporting obligations and proposed acquisitions. General office expenses, including rent, telephone and courier expenses, were $3,536 for the three months ended June 30, 2001, compared with $1,645 for the three months ended June 30, 2000. Management fees were $9,000 for the three months ended June 30, 2001 and the three months ended June 30, 2000.

Financial consulting fees. There were no financial consulting fees for the three months ended June 30, 2001 and the three months ended June 30, 2000.

Depreciation and amortization. The Company recorded no depreciation expense for the three months ended June 30, 2001 and the three months ended June 30, 2000.

Interest, net. Net interest costs were $4,764 for the three months ended June 30, 2001, compared with $32,709 in net interest costs for the three months ended June 30, 2000, including $31,250 for the beneficial conversion feature on the subordinated convertible debt issued during the period.

Income Taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.

Net Gain From Discontinued Operations. The Company recorded no gain from discontinued operations for the three months ended June 30, 2001 and the three months ended June 30, 2000.

Liquidity and Capital Resources

As at June 30, 2001, the Company's consolidated cash position was $625, and the consolidated working capital deficit was $435,065, compared with a consolidated cash position of $1,217 and a consolidated working capital deficit of $291,113 as at December 31, 2000.

Since   inception,   the  Company  has  financed  its  operations  from  capital contributions from shareholders and the issuance of subordinated convertible notes or promissory notes. During the six months ended June 30, 2001, the Company received gross proceeds of $165,000 from the issuance of subordinated convertible notes and $50,000 from the issuance of a promissory note. This compares with the receipt of gross proceeds of $125,000 from the issuance of a subordinate convertible note for the six months ended June 30, 2000. The Company currently has sufficient working capital to support its current minimum operations through August 2001.

Net cash used in investing activities was $150,000 for the six months ended June 30, 2001, compared to no investing activities for the six months ended June 30, 2000. The increase was due to an advance of $150,000 to GrowthExperts upon the signing of a letter of intent between the Company and GrowthExperts dated April 30, 2001.

Net cash used in operating activities was $65,592 for the six months ended June 30, 2001, compared to $201,381 for the six months ended June 30, 2000, including a net loss of $143,952 and $1,220,672, respectively. The decrease in net cash used in operating activities is due to the discontinuation of operations. Through June 30, 2001, the Company's operating expenditures were approximately $24,000 per month. Upon closing of the acquisition of GrowthExperts on July 9, 2001, the Company anticipates having an initial cash burn rate of approximately $100,000 per month from operations.

The Company had no capital asset transactions for the six months ended June 30, 2001, compared with a sale of capital assets of $2,000 for the six months ended June 30, 2000.

The Company anticipates that it will require an additional $2.5 million in order to make capital expenditures and fund operations of GrowthExperts over the next twelve months. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company and will be sufficient to fund cash needs until the Company reaches profitable operations and positive cashflows. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital.

Recent Accounting Pronoucements

In June 2001, the Financial Accounting Standards Board approved for issuance Statements of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the Financial Accounting Standards Board approved for issuance Statements of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for the fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not been previously issued. The Company does not expect SFAS 142 to have a material effect on the Company's financial position or results of operations.

Non-Qualified Stock Options

As at June 30, 2001, the Company had outstanding non-qualified stock options to purchase 160,000 shares of the Company's common stock issued to various employees, consultants and directors pursuant to its stock option plan. These stock options entitle holders to purchase common stock at a price of $5 or $6 depending on which year the stock options vest. The Company has 840,000 shares available for future issuance pursuant to its 1999 Stock Option Plan.

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

ITEM 1.  LEGAL PROCEEDINGS

          None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          On May 9, 2001, the Company entered into a subordinate convertible note for the principal amount of $165,000 with an interest rate of 10% with Digimark Capital Corporation ("Digimark"). The principal and accrued and unpaid interest on the note was automatically convertible at the option of the Company upon closing of an equity financing with an exercise price equal to the price of the equity financing. On July 9, 2001, the Company completed an equity financing which resulted in the conversion of the note, in the principal amount of $165,000 plus interest of $2,500, into 167,500 shares of the Company's common stock. In connection with this conversion, Digimark also received warrants to purchase 83,750 shares of common stock exercisable for a period of one year at a price per share of $1.50 and warrants to purchase 83,750 shares of common stock exercisable for a period of three years at a price per share of $2.00. In connection with this sale, the Company granted Digimark certain registration rights with respect to 167,500 shares of the common stock and the underlying shares to be issued upon the exercise of the above described warrants.

          These securities have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. In relying upon such exemption (i) the Company did not engage in any "general solicitation," (ii) the purchaser represented and the Company reasonably believed that it had such knowledge and experience in financial matters such that it was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) the purchaser was provided access to all necessary and adequate information to enable the purchaser to evaluate the financial risk inherent in making an investment, (iv) the offer was part of an agreement to repay a subordinate convertible note and as such was made only to the purchaser, and (v) the purchaser represented that, if the subordinated convertible note was converted into the Company's common shares, it would be acquiring the shares for itself and not for distribution.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          The Company's wholly owned subsidiary, GrowthExperts, acquired through the closing of the Amalgamation and Re-Organization Agreement on July 9, 2001, by and among the Company, GrowthExperts and ASPi Alberta Holdings Inc., entered into financing agreements with Bell Intrigna Inc. for the purchase of certain capital assets. Principal and interest payments that are in arrears that exceed 30 days are approximately equal to $200,000 to date. As at June 30, 2001, the outstanding balance of the financial agreements total approximately $1.9 million which is payable in monthly installments over periods ranging from three to five years. The Company intends to pay the balance in arrears upon obtaining further funding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

 Exhibit
 Number         Description
 ------         -----------
  2.1(6) Agreement and Plan of Merger dated as of December 7, 2000 by and between the registrant and ASPi Europe, a Delaware corporation

  2.2(5) Letter of Intent dated January 11, 2000 by and between the registrant, Digital Snaps Inc., Alternative Funding Inc., Gordon Kleaman, Ayaz Virani, Harold Forzley, and Premier Financial

  2.3(8) Amalgamation and Re-Organization Agreement among ASPi Europe, Inc., ASPi Alberta Holdings Inc. and GrowthExperts Group Inc. dated June 11, 2001

  2.4(8) Amending Agreement among ASPi Europe, Inc., ASPi Alberta Holdings Inc. and GrowthExperts Group Inc. dated June 29, 2001

  2.5(8) Voting and Exchange Agreement among ASPi Europe, Inc., GrowthExperts Group Inc., Clark, Wilson Barristers & Solicitors, ASPi Alberta Holdings Inc. and the shareholders of GrowthExperts Group Inc. dated June 11, 2001

  2.6(8) Support Agreement among ASPi Europe, Inc., ASPi Alberta Holdings Inc. and GrowthExperts Group Inc. dated June 11, 2001

  3.1(5)       Certificate of Incorporation

  3.2(5)       Bylaws

  3.3(8)       Articles of Amalgamation of ASPI Alberta Holdings Inc.

  3.4(8) Certificate of Designation of the Relative Rights and Preferences of the Series I Special Voting Stock of ASPi Europe, Inc. 4.1(4) Form of Common Stock Share Certificate

  4.2          Form  of  Unit  Subscription  Agreement

  4.3          Form of Registration Rights Agreement

  4.4          Form of Warrant to Purchase Common Stock at $1.50 per share


  4.5          Form of Warrant to Purchase Common Stock at $2.00 per share

 10.1(4)       1999 Stock Option Plan

 10.2(4)       Form of Stock Option Agreement

 10.3(3) Agency Agreement dated March 15, 2000 by and between the registrant and DJ Limited

 10.4(3) Credit Facility Agreement dated May 17, 2000 by and between the registrant and Manhattan Investments Incorporated

 Exhibit
 Number        Description
 ------        -----------
 10.5(1)       First Allonge to the  Promissory  Note dated May 17, 2000 made by registrant in favor of Manhattan  Investments  Incorporated dated
               October 12, 2000

 10.6(1) Promissory Note dated January 22, 2001 by and between the registrant and Ricardo Requena

 10.7(7) Second Allonge to the Promissory Note dated May 17, 2000 made by registrant in favor of Manhattan Investments Incorporated dated April 10, 2001

 10.8(8)       Form of Amended and Restated Executive Employment Agreement

 10.9          Form of Amended and Restated Stock Option Certificate

 10.10         Sub-Sublease dated July 20, 2001,  between,  Vault Capital,  Inc.
               and GrowthExperts Group, Inc.

 10.11 First Allonge to the Promissory Note dated January 22, 2001 by and between the registrant and Ricardo Requena dated August 6, 2001

 10.12 Third Allonge to the Promissory Note dated May 17, 2000 made by the registrant in favor of Manhattan Investments Incorporated dated August 9, 2001

 99.1          Risk Factors
---------------------

(1) Incorporated by reference to the Company's Form 10-Q filed on November 8, 2000.
(2)  Incorporated  by reference to the  Company's  Form 10-Q filed on August 14,
     2000.
(3)  Incorporated  by  reference to the  Company's  Form 10-K filed on March 30,
     2000.
(4) Incorporated by reference to the Company's Registration Statement on Form 10 (No. 000-26809)
(5)  Incorporated  by  reference to the  Company's  Form 8-K filed on January 2,
     2001.
(6)  Incorporated  by  reference  to the  Company's  Form 10-K filed on March 1,
     2001.
(7)  Incorporated  by  reference to the  Company's  Form 10-Q filed on April 27,
     2001.
(8)  Incorporated by reference to the Company's Form 8-K filed on July 24, 2001.


        (b)  Reports on Form 8-K

     The following reports on Form 8-K have been filed with the Securities and Exchange Commission during the period:

     1. On May 10, 2001, a report on Form 8-K was filed with respect to a press release dated April 30, 2001.

     2. On June 14, 2001, a report on Form 8-K was filed with respect to a press release dated June 12, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned thereunto duly authorized.

                                  ASPI EUROPE, INC.



August 14, 2001                    /s/ F. Thomas Winters III
                                  --------------------------------------
                                  F. Thomas Winters III, Chief Executive Officer


August 14, 2001                    /s/ Patrick Hanna
                                  --------------------------------------
                                  Patrick Hanna, Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit
 Number         Description
 ------         -----------
  2.1(6) Agreement and Plan of Merger dated as of December 7, 2000 by and between the registrant and ASPi Europe, a Delaware corporation

  2.2(5) Letter of Intent dated January 11, 2000 by and between the registrant, Digital Snaps Inc., Alternative Funding Inc., Gordon Kleaman, Ayaz Virani, Harold Forzley, and Premier Financial

  2.3(8) Amalgamation and Re-Organization Agreement among ASPi Europe, Inc., ASPi Alberta Holdings Inc. and GrowthExperts Group Inc. dated June 11, 2001

  2.4(8) Amending Agreement among ASPi Europe, Inc., ASPi Alberta Holdings Inc. and GrowthExperts Group Inc. dated June 29, 2001

  2.5(8) Voting and Exchange Agreement among ASPi Europe, Inc., GrowthExperts Group Inc., Clark, Wilson Barristers & Solicitors, ASPi Alberta Holdings Inc. and the shareholders of GrowthExperts Group Inc. dated June 11, 2001

  2.6(8) Support Agreement among ASPi Europe, Inc., ASPi Alberta Holdings Inc. and GrowthExperts Group Inc. dated June 11, 2001

  3.1(5)       Certificate of Incorporation

  3.2(5)       Bylaws

  3.3(8)       Articles of Amalgamation of ASPI Alberta Holdings Inc.

  3.4(8) Certificate of Designation of the Relative Rights and Preferences of the Series I Special Voting Stock of ASPi Europe, Inc. 4.1(4) Form of Common Stock Share Certificate

  4.2          Form  of  Unit  Subscription  Agreement

  4.3          Form of Registration Rights Agreement

  4.4          Form of Warrant to Purchase Common Stock at $1.50 per share


  4.5          Form of Warrant to Purchase Common Stock at $2.00 per share

 10.1(4)       1999 Stock Option Plan

 10.2(4)       Form of Stock Option Agreement

 10.3(3) Agency Agreement dated March 15, 2000 by and between the registrant and DJ Limited

 10.4(3) Credit Facility Agreement dated May 17, 2000 by and between the registrant and Manhattan Investments Incorporated

 10.5(1) First Allonge to the Promissory Note dated May 17, 2000 made by registrant in favor of Manhattan Investments Incorporated dated October 12, 2000

 10.6(1) Promissory Note dated January 22, 2001 by and between the registrant and Ricardo Requena

 10.7(7) Second Allonge to the Promissory Note dated May 17, 2000 made by registrant in favor of Manhattan Investments Incorporated dated April 10, 2001

 10.8(8)       Form of Amended and Restated Executive Employment Agreement

 10.9          Form of Amended and Restated Stock Option Certificate

 Exhibit
 Number        Description
 ------        -----------

 10.10         Sub-Sublease dated July 20, 2001,  between,  Vault Capital,  Inc.
               and GrowthExperts Group, Inc.

 10.11 First Allonge to the Promissory Note dated January 22, 2001 by and between the registrant and Ricardo Requena dated August 6, 2001

 10.12 Third Allonge to the Promissory Note dated May 17, 2000 made by the registrant in favor of Manhattan Investments Incorporated dated August 9, 2001

 99.1          Risk Factors
---------------------

(1) Incorporated by reference to the Company's Form 10-Q filed on November 8, 2000.
(2)  Incorporated  by reference to the  Company's  Form 10-Q filed on August 14,
     2000.
(3)  Incorporated  by  reference to the  Company's  Form 10-K filed on March 30,
     2000.
(4) Incorporated by reference to the Company's Registration Statement on Form 10 (No. 000-26809)
(5)  Incorporated  by  reference to the  Company's  Form 8-K filed on January 2,
     2001.
(6)  Incorporated  by  reference  to the  Company's  Form 10-K filed on March 1,
     2001.
(7)  Incorporated  by  reference to the  Company's  Form 10-Q filed on April 27,
     2001.
(8)  Incorporated by reference to the Company's Form 8-K filed on July 24, 2001.