Form 10-Q
period 2001-09-30
ASPI EUROPE INC
filed 2001-11-28
CIK 1089525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

       The number of outstanding shares of common stock, $0.001 par value, of the registrant at November 15, 2001 was 18,213,147,
                    including 10,500,000 Exchangeable Shares.

                                ASPI EUROPE, INC.
                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 2001



PART I  --  FINANCIAL INFORMATION.............................................1


ITEM 1. FINANCIAL STATEMENTS .................................................1

        CONSOLIDATED CONDENSED BALANCE SHEETS ................................1
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS ......................2
        CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT ............3
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS ......................4
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS .................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS ...........................................11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........17


PART II -- OTHER INFORMATION ................................................18

ITEM 1. LEGAL PROCEEDINGS ...................................................18


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ...........................18


ITEM 3. DEFAULTS UPON SENIOR SECURITIES .....................................19


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................19


ITEM 5. OTHER INFORMATION ...................................................19


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ....................................19


SIGNATURES ..................................................................22

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                ASPI EUROPE, INC.
                                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         September 30,        December 31,
                                                                       2001 (Unaudited)           2000
----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                                            $          -         $      2,437
   Accounts receivable, net                                                  709,761              300,978
   GST receivable                                                                  -              158,837
   Due from related parties                                                   17,070               13,918
   Prepaid expenses                                                           12,994                9,126
----------------------------------------------------------------------------------------------------------
Total Current Assets                                                         739,825              485,296

Furniture and equipment, net                                               1,455,075            1,502,317
----------------------------------------------------------------------------------------------------------
Total Assets                                                            $  2,194,900           $1,987,613
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Checks in excess of funds                                            $     29,606         $      5,826
   Accounts payable                                                        1,766,803              692,889
   Due to related parties                                                    115,274                1,403
   Accrued payroll                                                           127,317              116,390
   GST payable                                                                27,363                    -
   Current portion of equipment financing                                  1,683,014              533,993
   Convertible note payable                                                  142,748                    -
   Loan payable                                                              104,403                    -
----------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                  3,996,528            1,350,501

Equipment financing, net of current portion                                        -            1,051,345
----------------------------------------------------------------------------------------------------------
Total Liabilities                                                          3,996,528            2,401,846
----------------------------------------------------------------------------------------------------------
Stockholders' Deficit
   Common stock, $0.001 par value; 50,000,000 shares authorized,
    17,463,147 and 5,976,211 issued and outstanding                           17,463                5,976
   Additional paid-in capital                                              4,514,920            2,649,133
   Accumulated deficit                                                    (6,415,215)          (3,031,888)
   Cumulative foreign currency translation adjustment                         81,204              (37,454)
----------------------------------------------------------------------------------------------------------
Total Stockholders' Deficit                                               (1,801,628)            (414,233)
----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                             $  2,194,900         $  1,987,613
----------------------------------------------------------------------------------------------------------



     See accompanying notes to consolidated condensed financial statements.

                                                ASPI EUROPE, INC.
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                                   (Unaudited)


                                                         Three Months Ended                    Nine Months Ended
                                                         -------------------                   ------------------
                                                            September 30,                         September 30,
                                                            -------------                         -------------

                                                      2001               2000              2001               2000
---------------------------------------------------------------------------------------------------------------------
  NET REVENUES                                    $ 1,161,453       $ 1,061,163       $ 3,031,165       $  2,561,645
---------------------------------------------------------------------------------------------------------------------
  OPERATING EXPENSES
   Cost of services                                 1,262,569           905,226         3,443,703          1,980,100
   Selling, general and administrative                621,498           248,158         2,522,369            930,026
    Depreciation                                       92,847            74,197           276,772            117,181
---------------------------------------------------------------------------------------------------------------------
  Total operating expenses                          1,976,914         1,227,581         6,242,844          3,027,307
---------------------------------------------------------------------------------------------------------------------
  Operating loss                                     (815,461)         (166,418)       (3,211,679)          (465,662)

  OTHER EXPENSES
   Interest expense                                  (148,369)          (12,327)         (171,648)           (37,513)
---------------------------------------------------------------------------------------------------------------------
  Net loss                                        $  (963,830)      $  (178,745)      $(3,383,327)      $   (503,175)
---------------------------------------------------------------------------------------------------------------------
  Net loss                                        $  (963,830)      $  (178,745)      $(3,383,327)      $   (503,175)

   Foreign currency translation adjustment             65,375               535           118,658             (1,153)
---------------------------------------------------------------------------------------------------------------------
  Comprehensive loss                              $  (898,455)      $  (178,210)      $(3,264,669)      $   (504,328)
---------------------------------------------------------------------------------------------------------------------
  Net loss per share - basic and diluted          $     (0.06)      $     (0.03)      $     (0.31)      $      (0.09)
---------------------------------------------------------------------------------------------------------------------
  Weighted average number of shares of
    common stock outstanding                       16,652,676         5,745,579        10,910,717          5,646,512
---------------------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

                                                        ASPI EUROPE, INC.
                                   CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                  Common Stock
                                           ----------------------------                                  Cumulative
                                               Shares      Amount                                   Foreign Currency
                                                                      Additional       Accumulated    Translation
                                                                    Paid-in Capital     Deficit         Adjustment       Total
----------------------------------------------------------------------------------------------------------------------------------
ASPi Europe, Inc.
Balance, December 31, 2000                    5,976,211  $  5,976    $ 2,649,133      $(3,031,888)    $  (37,454)    $  (414,233)

Exercise of stock options for cash
   (Unaudited)                                3,773,789     3,773          3,038                -             -            6,811

Common stock issued in connection with
   reverse acquisition - July 9, 2001
   (Unaudited)                                7,172,647     7,173       (442,238)               -             -         (435,065)

Conversion of notes payable - July 9,
   2001 (Unaudited)                             167,500       168        167,332                -             -          167,500

Issuance of warrants in connection with
   convertible debt - July 9, 2001
   (Unaudited)                                        -         -        112,560                -             -          112,560

Issuance of common stock for cash
   (Unaudited)                                  358,000       358        357,642                -             -          358,000

Stock issued for financial services
   (Unaudited)                                   15,000        15         22,335                -             -           22,350

Stock-based compensation (Unaudited)                  -         -      1,645,118                -             -        1,645,118

Foreign currency translation (Unaudited)              -         -              -                -       118,658          118,658

Net loss (Unaudited)                                  -         -              -       (3,383,327)            -       (3,383,327)
----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001 (Unaudited)      17,463,147  $ 17,463    $ 4,514,920      $(6,415,215)    $  81,204      $(1,801,628)
----------------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

                                                ASPI EUROPE, INC.
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                                  (Unaudited )

                                                          Three Months Ended September 30,      Nine Months Ended September 30,
                                                          --------------------------------      -------------------------------
                                                              2001              2000                2001                2000
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                              $  (963,830)        $(178,745)        $ (3,383,327)         $ (503,175)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                              92,847            74,197              276,772             117,181
    Stock based compensation expense                         408,085           117,006            1,645,118             530,620
    Interest expense relating to issuance of warrants        112,560                 -              112,560                   -
    Stock issued relating to financial services rendered      22,350                 -               22,350                   -
    Bad debt expense                                               -               626              159,216                 626
    Change in assets and liabilities:
      Accounts receivable                                   (333,329)           88,676             (567,999)           (379,356)
      GST receivable                                          70,213           (39,889)             186,200             (65,538)
      Prepaid expenses                                        (3,949)           (8,367)              (3,868)             (6,717)
      Due from related party, net                             75,459            (1,573)             110,719             (33,569)
      Accounts payable                                       383,515           197,592            1,073,914             341,640
      Accrued payroll                                       (101,239)          (57,038)              10,927              81,111
      Accrued interest on note payable                        (1,973)                -                    -                   -
      Accrued interest on convertible note payable            20,248                 -               20,248                   -
      Accrued interest on loan payable                         4,403                 -                4,403                   -
      Accrued interest on equipment financing                 28,625            11,072               51,209              32,157
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities         (186,015)          203,557             (281,558)            114,980
-------------------------------------------------------------------------------------------------------------------------------
Cash Used in Investing Activities
   Purchase of furniture and equipment, net                   (7,844)                -              (90,005)                  -
   Business acquisition, net of cash acquired               (245,065)                -             (245,065)                  -
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                       (252,909)                -             (335,070)                  -
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Proceeds from issuing common stock                        358,000                 -              358,000             184,449
   Proceeds from stock options exercised                           -                 -                6,811                   -
   Proceeds from loan payable                                 50,000                 -               50,000                   -
   Repayment of equipment financing                                -           (67,317)             (22,124)           (157,544)
   Proceeds from parent                                            -                 -              150,000                   -
   Repayment of notes payable                                      -                 -                    -             (10,393)
   Change in bank overdrafts                                  29,606                 -               23,780                   -
-------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities          437,606           (67,317)             566,467              16,512
-------------------------------------------------------------------------------------------------------------------------------
Effect of Translation Adjustment on Cash                      (5,324)           13,352               47,724              33,218
-------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents          (6,642)          149,592               (2,437)            164,710
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, beginning of period                 6,642           100,424                2,437              85,306
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                   $       -         $ 250,016         $          -          $  250,016
-------------------------------------------------------------------------------------------------------------------------------
Cash paid during the period for interest                   $       -         $  15,768         $      4,232          $   55,863

Non-Cash Investing and Financing Activities:
   Purchase of financed furniture and equipment            $       -         $ 507,840         $    140,617          $1,311,223
   Conversion of notes payable to common stock             $ 167,500         $  20,430         $    167,500          $   30,700
   Stock issued in reverse acquisition
     Cash                                                  $     625         $       -         $        625          $        -
     Prepaid expenses                                      $     500         $       -         $        500          $        -
     Accounts receivable - GrowthExperts                   $ 151,973         $       -         $    151,973          $        -
     Accounts payable                                      $(164,586)        $       -         $   (164,586)         $        -
     Due to related party                                  $ (64,824)        $       -         $    (64,824)         $        -
     Convertible notes payable                             $(306,575)        $       -         $   (306,575)         $        -
     Loan payable                                          $ (52,178)        $       -         $    (52,178)         $        -
-------------------------------------------------------------------------------------------------------------------------------
                                                           $(435,065)        $       -         $   (435,065)         $        -
-------------------------------------------------------------------------------------------------------------------------------


     See accompanying notes to consolidated condensed financial statements.

                                ASPI EUROPE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

Except where the context indicates otherwise, references in this Quarterly Report on Form 10-Q to "ASPi" refer to the registrant, ASPi Europe, Inc., a Delaware corporation and references to the "Company" refer to ASPi and its wholly-owned subsidiaries.

ASPi was incorporated in the State of Florida on August 17, 1984, under the name of AIDA Industries, Inc. and on December 19, 2000, redomiciled to the state of Delaware. From its inception until July 20, 1998, there was no activity within ASPi. On July 20, 1998, ASPi amended its Articles of Incorporation to provide for a thousand to one (1,000:1) stock split and was quoted on the OTC Bulletin Board. ASPi began operations in January of 1999, and on March 24, 1999, ASPi changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc. On May 5, 2001, ASPi changed its name from Shopping Sherlock, Inc. to ASPi Europe, Inc.

On April 30, 2001, ASPi announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of GrowthExperts Group Inc. ("GrowthExperts"), an outsourced sales and customer relationship management services corporation with its principal executive offices located in New Westminster, British Columbia.

On June 11, 2001, ASPi and GrowthExperts executed an Amalgamation and Re-Organization Agreement (the "Agreement") for ASPi to acquire all of the issued and outstanding equity securities of GrowthExperts in exchange for 9,750,000 shares of common stock of ASPi and the assumption of all options to purchase equity securities of GrowthExperts. On June 29, 2001, ASPi and GrowthExperts agreed to amend certain terms of the Agreement including, but not limited to, the requirement that ASPi complete a private placement of at least $1.5 million prior to the closing date of the Agreement (the "Closing Date"), and instead the parties agreed that ASPi must raise, in addition to the $425,500 raised by ASPi as of the Closing Date, an additional $750,000 in gross proceeds within 90 days of the Closing Date. If ASPi failed to raise at least $750,000 in gross proceeds within 90 days of the Closing Date, ASPi would be subject to certain penalties, which included the obligation to issue up to an additional 750,000 shares of ASPi's common stock to the former holders of GrowthExperts' common stock.

On July 9, 2001, ASPi and GrowthExperts closed the Agreement and GrowthExperts became a wholly-owned subsidiary of ASPi. Former GrowthExperts shareholders received exchangeable shares (the "Exchangeable Shares") in GrowthExperts for each of their GrowthExperts common shares. The Exchangeable Shares are exchangeable at any time, at the holder's option, for shares of ASPi's common stock on a one-for-one basis. Upon the exchange of all of the issued and outstanding Exchangeable Shares, ASPi will have issued an aggregate of 9,750,000 shares, or approximately 51% of ASPi's then outstanding common stock, to the former GrowthExperts shareholders. On October 7, 2001, the former GrowthExperts shareholders were issued an additional 750,000 Exchangeable Shares in GrowthExperts due to ASPi's failure in raising an additional $750,000 within 90 days of the Closing Date.

GrowthExperts was founded in August 1999 to meet the demand for outsourced sales and customer relationship management services. Since its formation, GrowthExperts has offered outsourced sales, marketing and data management services to its client base in the Business-to-Business ("B2B") and Business-to-Consumer ("B2C") markets. GrowthExperts presently has approximately 400 employees at its three customer interaction marketing centers located in British Columbia, Canada

The acquisition of GrowthExperts was treated as a reverse acquisition whereby ASPi was acquired by GrowthExperts, with the September 30, 2001 unaudited balance sheets being combined using each company's historical cost basis. The results of operations include that of both companies from the date of acquisition, July 9, 2001, forward. The financial statements for the period prior to the date of acquisition are those of GrowthExperts. As the transaction was a reverse acquisition of a public shell with no operations, no pro forma information related to this transaction is provided. The equity section of the balance sheet and the net loss per share of the Company are retroactively restated to reflect the effect of the exchange ratio established in the asset purchase agreement.

The consolidated condensed financial statements of the Company include the accounts of its subsidiaries after elimination of intercompany balances and transactions.

Accounting Estimates - The Company's financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of deposits at federally insured financial institutions.

Furniture and Equipment - Furniture and equipment are stated at cost. Depreciation and amortization are computed utilizing straight-line and accelerated methods over estimated useful lives ranging from 3 to 5 years. Repairs and maintenance are charged to expense as incurred while additions and betterments are capitalized.

Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based on undiscounted cash flows. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the carrying value.

Foreign Currency - The financial position and results of operations of the Company's Canadian business are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the period-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from the translation of foreign currency financial statements are accumulated as a separate component of stockholders' deficit.

Comprehensive Operations - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. The Company has reported foreign currency translation adjustments in comprehensive operations.

Fair Value of Financial Instruments - The Company's financial instruments include cash, accounts receivable and notes payable, which due to the nature and duration of the financial instruments, approximates their fair value.

Revenue Recognition - The Company recognizes revenues on programs as services are performed, generally based on hours incurred.

Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-based Compensation," establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," or SFAS 123. The Company elected to follow APB 25 which measures compensation cost for employee stock options as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the Company's stock by exercise of the stock options granted.

Major Clients and Concentration of Credit Risk - The Company is dependent on a few large clients for a significant portion of revenues. The loss of these clients could have a materially adverse effect on the Company's business. The revenues derived from these clients were $2,243,695, $3,022,811 and $26,880, or 74%, 98% and 49% of total revenues for the periods ended September 30, 2001, December 31, 2000, and December 31, 1999.

Recent  Accounting  Pronouncements  - In June  2001,  the  Financial  Accounting
Standards Board approved for issuance Statements of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial position and results of operations.


NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheet as of September 30, 2001, and the related statements of operations, stockholders' deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated condensed financial statements should be read in conjunction with the Company's fiscal 2000 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Commission on March 1, 2001.


NOTE 3.  GOING CONCERN

The Company has achieved revenue growth since its inception in late 1999 but has not achieved profitability. The Company expects to continue to incur operating losses until significant funding can be obtained. The Company incurred a net loss of $3,383,327 for the nine months ended September 30, 2001, and to date has an accumulated deficit of $6,415,215. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase operating expenses in order to fund expansion. The Company has entered into equipment financing agreements that are currently in default. The entire unpaid principal and interest payments, totaling $1,683,014 as of September 30, 2001, under the equipment financing agreements may be called immediately and the financed equipment may be repossessed. On November 8, 2001, the Company received written notification of an event of default with certain terms of the equipment financing agreements and a demand for all amounts due under the equipment financing agreements to be repaid immediately. If the financed equipment is repossessed, the Company could cease to offer its services and lose its ability to generate revenue.

The results of operations and cash flows presented for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

If the Company is successful in attaining further funding, the Company plans to expand its operations by increasing the number of sales associates, hiring additional management, making capital expenditures and expanding one of its customer interaction marketing centers. These activities are expected to yield additional revenues and profit margins that should allow the Company to cover its fixed overhead and achieve profitability sometime in 2002. The Company anticipates it will require up to an additional $2.5 million of equity capital, in addition to the funds raised to date by the Company, to fund the expansion and future operations. There can be no assurances that management will be able to raise the necessary equity capital or that the amount raised will be adequate to fund cash requirements until profitable operating levels are attained.

The Company believes that it has sufficient working capital and access to additional capital to sustain operations through late November 2001. The Company cannot assure that any revenues generated in the future will be sufficient to finance the complete cost of its operations. The Company will require additional funds before the Company can achieve positive cash flow from operations. The Company is actively in the process of raising additional capital. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital and substantial doubt exists regarding the Company's ability to continue as a going concern.


NOTE 4.  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding. Per share information for all prior periods have been retroactively restated to reflect the effect of the exchange ratio established in the Agreement with GrowthExperts. As of September 30, 2001, the Company had outstanding options to purchase 1,099,421 shares of common stock and outstanding warrants to purchase 575,500 shares of common stock which were not included in the calculation of loss per share as their effect was anti-dilutive.


NOTE 5.  CONVERTIBLE NOTE PAYABLE

On May 17, 2000, the Company received proceeds of $125,000 by entering into a 10% subordinated convertible note with Manhattan Investments Incorporated (the "Manhattan Note"), which, along with accrued interest, was due on August 31, 2000. The note is convertible at the option of the holder at 80% of the last reported sale price of the Company's common stock as reported on the OTC Bulletin Board on the date of conversion. On October 12, 2000, the Company and Manhattan Investments Incorporated agreed in writing to extend the maturity date of the Manhattan Note to July 31, 2001. On April 10, 2001, the Company and Manhattan Investments Incorporated, amended the Manhattan Note in writing such that the interest payment previously due on January 31, 2001 was due on April 30, 2001. On August 9, 2001, the Manhattan Note was amended by the parties such that the interest and principal was due on August 31, 2001 and the interest thereafter would be at a rate of 12.5%. The Manhattan Note is now due on demand although no demand has been given to date. The Company is negotiating with the noteholder to further extend the due date.


NOTE 6.  LOANS PAYABLE

On January 22, 2001, the Company received proceeds of $50,000 by entering into a 10% promissory note, which, along with accrued interest, was due on May 18, 2001. On August 6, 2001, the Company and the noteholder amended the loan in writing such that the principal and accrued interest previously due on May 18, 2001 became due on October 15, 2001 and the interest thereafter would be at a rate of 12.5%. The promissory note is now due on demand although no demand has been given to date. The Company is negotiating with the lender to further extend the due date.

On August 15, 2001, the Company received proceeds of $50,000 by entering into a 12% promissory note, which, along with accrued interest, is due on November 30, 2001.

NOTE 7.  EQUIPMENT FINANCING

On December 22, 1999 and December 15, 2000, the Company entered into equipment financing agreements with a telecommunications company for the purchase of computer software, computer hardware, telephone equipment and office furniture which is used in the delivery of the Company's services. Under these agreements, the Company could borrow up to $776,273 and $1,171,843, respectively. The Company is currently in default for principal and interest payments in excess of $346,848 as at September 30, 2001. As a result of the equipment financing agreements being in default, the entire unpaid principal and interest payments, totaling $1,681,014 as of September 30, 2001, may be called immediately and the financed equipment may be repossessed. On November 8, 2001, the Company recieved written notification of an event of default under certain terms of the equipment financing agreements and a demand for all amounts due under the equipment financing agreements to be repaid immediately. If the financed equipment is repossessed the Company could cease to offer its services and lose its ability to generate revenue. The Company intends to pay the balance in arrears if it obtains further funding.

On May 3, 2001, and June 30, 2001, the Company entered into equipment financing agreements with independent suppliers in the amounts of $20,880 and $18,132, respectively, to finance the purchase of computer and office equipment.

Long-term debt consists of the following:

                                                                 September 30, 2001       December 31, 2000
                                                                     (Unaudited)
------------------------------------------------------------------------------------------------------------
Equipment financing payable,  interest at 6.75%, payable over     $    528,980             $    554,473
three years in monthly  installments of $22,179, due February
2003, collateralized by the financed equipment.

Equipment financing payable,  interest at 6.75%, payable over        1,125,857                1,030,865
four  years in monthly  installments  of  $33,481,  due April
2005, collateralized by the financed equipment.

Equipment  financing  payable,  interest at 13%, payable over           16,466                        -
two years in monthly  installments  of $991,  due April 2003, collateralized by the financed equipment.

Equipment  financing  payable,  interest at 22%, payable over           11,711                        -
three  years in  monthly  installments  of $515,  due  August
2004, collateralized by the financed equipment.
------------------------------------------------------------------------------------------------------------
                                                                     1,683,014                1,585,338
Less:  Current portion                                               1,683,014                  533,993
------------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion                            $          -             $  1,051,345
------------------------------------------------------------------------------------------------------------

The Company is committed to future payments underlying the equipment financing of at least $505,104, $727,958, $443,732 and $167,379 for the years ending
December 31, 2001, 2002, 2003 and 2004 respectively.


NOTE 8.  STOCKHOLDERS' DEFICIT

On July 9, 2001, an aggregate principal amount of $165,000 plus accrued interest of $2,500 of 10% convertible notes was converted into 167,500 shares of common stock at a conversion rate of $1.00 per share. The noteholder also received one-year warrants to purchase 83,750 shares of common stock at an exercise price of $1.50 per share and three-year warrants to purchase 83,750 shares of common stock at an exercise price of $2.00 per share. The fair value ascribed to the warrants was $112,560 based on the Black-Scholes option-pricing model and such amount was recorded as interest expense and as an increase to additional paid-in capital.

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

On August 17, 2001, the Company sold 100,000 shares of common stock for an aggregate of $100,000 to an investor. In connection with this sale, the Company issued one-year warrants to purchase 50,000 shares of common stock at an exercise price of $1.50 per share and three-year warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. In connection with this sale, the Company granted the investor certain registration rights with respect to 100,000 shares of the common stock and the underlying shares to be issued upon the exercise of the above described warrants.

On August 21, 2001, the Company issued 15,000 shares of common stock to a research firm pursuant to an agreement executed on the same day. In connection with the issuance, the Company recorded compensation expense of $22,350 and an increase to additional paid-in capital, representing fair market value ascribed to common shares issued.


NOTE 9.  COMMITMENTS

Leases - The Company currently leases three offices in the province of British Columbia, Canada and one office in Seattle, WA. The leases have expiration dates ranging from December 2001 through March 2006. The Company's future minimum payments under these leases are $62,580, $308,776, $246,219, $152,809 and
$110,140 for the years ending  December 31,  2001,  2002,  2003,  2004 and 2005, respectively.

Employment agreements - The Company had employment agreements with five executive officers that run from month to month. The agreements provided for aggregate base compensation of $41,000 monthly and contained 30 day termination rights. The agreements also provided for certain other fringe benefits and payments upon termination of the agreements or upon a change in control of the Company


NOTE 10. SUBSEQUENT EVENTS

On October 7, 2001, the former GrowthExperts shareholders were issued an additional 750,000 Exchangeable Shares in GrowthExperts due to the Company's failure in raising at least an additional $750,000 within 90 days of the Closing Date.

On November 2, 2001, the Company received proceeds of $37,000 by entering into a 12% promissory note, which, along with accrued interest, is due on November 30, 2001.

On November 6, 2001, options to purchase 150,000 shares of the Company's stock were issued to officers and directors of the Company at an exercise price of $1.64 per share. As the stock price was equal to the exercise price on the date of grant, no compensation expense was recorded under APB No. 25.

On November 15, 2001, the Company entered into a finance agreement with a Canadian retail financial services company to provide short-term funding of approximately $190,000. The agreement calls for the assignment of certain receivables of the Company as collateral.

On November 8, 2001, the Company recieved written notification of an event of default under certain terms of its equipment financing agreements and a demand for all amounts due under the equipment agreements to be repaid immediately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements and information contained in this Quarterly Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: the difficulty in predicting future performance, limited operating history, history of losses, need for additional financing, uncertainty about its ability to continue as a going concern, reliance on independent long-distance companies, competition from other providers of customer relationship management services; changes in relationships with credit providers and lenders, realization of revenues and unexpected expenses, the timing of campaigns, risk related to future acquisitions and expansion, dependence on key personnel, reliance on key third-party relationships, risks involving the management of growth, product development risks and risks of technological change, competition, and the risk associated with having substantially all of its revenue being derived from a few customers. Other risks and uncertainties are described in the Company's 10-K filed with the Commission on March 1, 2001. Except where the context indicates otherwise, references in this Quarterly Report on Form 10-Q to "ASPi" refer to the registrant, ASPi Europe, Inc., and ASPi's former corporate names AIDA Industries, Inc. and Shopping Sherlock, Inc. References to the "Company" refer to ASPi and its wholly-owned subsidiaries, GrowthExperts Group Inc. and Shopping Sherlock, Inc.

Overview

ASPi was incorporated in Florida on August 17, 1984, under the name AIDA Industries, Inc. ASPi began operations in January of 1999, and on March 24, 1999 changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc. On May 5, 2001, ASPi changed its name from Shopping Sherlock, Inc. to ASPi Europe, Inc. On December 19, 2000, Articles of Merger were filed with the Florida Secretary of State and a Certificate of Merger was filed with the Delaware Secretary of State, which formally resulted in the redomicile of ASPi to the State of Delaware.

On April 30, 2001, ASPi announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of GrowthExperts Group Inc. ("GrowthExperts"). On June 11, 2001, ASPi and GrowthExperts executed an Amalgamation and Re-Organization Agreement (the "Agreement") for ASPi to acquire all of the issued and outstanding equity securities of GrowthExperts in exchange for 9,750,000 shares of common stock of the Company and the assumption of all options to purchase equity securities of GrowthExperts. On June 29, 2001, ASPi and GrowthExperts agreed to amend certain terms of the Agreement including, but not limited to, the requirement that ASPi complete a private placement of at least $1.5 million prior to the closing date of the Agreement (the "Closing Date"), and instead the parties agreed that ASPi must raise, in addition to the $425,500 raised by ASPi as of the Closing Date, an additional $750,000 in gross proceeds within 90 days of the Closing Date. If ASPi failed to raise at least $750,000 in gross proceeds within 90 days of Closing Date, ASPi would be subject to certain penalties, which included the obligation to issue up to an additional 750,000 shares of ASPi's common stock to the former holders of GrowthExperts' common stock.

On July 9, 2001, ASPi and GrowthExperts closed the Agreement. The former GrowthExperts shareholders received exchangeable shares (the "Exchangeable Shares") in GrowthExperts for each of their GrowthExperts common shares. The Exchangeable Shares are exchangeable at any time, at the holder's option, for shares of ASPi's common stock on a one-for-one basis. Upon the exchange of all of the issued and outstanding Exchangeable Shares, ASPi will have issued an aggregate of 9,750,000 shares, or approximately 51% of ASPi's then outstanding common stock, to the former GrowthExperts shareholders. On October 7, 2001, the former GrowthExperts shareholders were issued an additional 750,000 Exchangeable Shares in GrowthExperts due to ASPi's failure in raising an additional $750,000 within 90 days of the Closing Date of the Agreement.

The Company is a provider of outsourced sales and customer relationship management, or CRM, services, offering clients multiple customer interaction solutions that more effectively manage the relationships between clients and their customers. The Company's services and retention programs are designed to enable their clients to generate increased sales, strengthen their customer relationships and retain their customers for longer periods of time. The Company offers services to companies in competitive industries with significant customer relationship needs, such as telecommunications. The Company believes it has certain competitive advantages, which includes its trained workforce, vertical industry expertise and integrated technology solutions. The Company operates three customer interaction marketing centers in British Columbia, Canada, employing approximately 400 employees.

The Company anticipates that it will require an additional $2.5 million in order to make capital expenditures and fund operations over the next twelve months. The Company believes that it requires at least $2.5 million in immediate funding to satisfy its current obligations and achieve profitable operations in 2002. The Company is seeking to raise the funds through either a private debt or equity offering. The Company currently has sufficient working capital to support its current minimum operations through late November 2001. Substantial doubt exists regarding the Company's ability to continue as a going concern.

There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company. The Company has not generated positive cashflow to date and there can be no assurances that the Company will generate any material cashflow in the future. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern.


Results of Operations

The Company's reported financial condition and earnings as of and for the nine months ended September 30, 2001, includes all amounts for GrowthExperts for the full nine months together with the earnings of ASPi after July 9, 2001, the date on which the Company completed the acquisition of GrowthExperts. The Company's reported financial condition and results of operations for the comparative nine months ended September 30, 2000, are the amounts of GrowthExperts.

The Company's reported financial condition and earnings as of and for the three months ended September 30, 2001, includes all amounts for GrowthExperts for the full three months together with the earnings of ASPi after July 9, 2001, the date on which the  Company  completed  the  acquisition  of  GrowthExperts.  The
Company's reported financial condition and results of operations for the comparative three months ended September 30, 2000, are the amounts of GrowthExperts.


For the Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Net Revenues. Net revenues for the Company rose to $3,031,165 for the nine months ended September 30, 2001, compared with $2,561,645 for the nine months ended September 30, 2000, representing an increase of $469,520 or 18%. The increase was primarily due to hiring of an additional 200 sales agents over the comparative period which resulted in increased net revenues. The Company also received higher net revenue per product sold beginning late in the quarter ended September 30, 2001, compared to the same period last year..

Cost of Services. Cost of services consist primarily of compensation of the sales agents and telecommunication charges. The Company incurred $3,443,703 in cost of services for the nine months ended September 30, 2001, compared with $1,980,100 for the nine months ended September 30, 2000 for an increase of $1,463,603 or 74%. A majority of the cost of services were related to compensation of the sales agents, including bonuses and commissions, amounting to $2,516,361 for nine months ended September 30, 2001, compared with $1,372,680 for the nine months ended September 30, 2000, for an increase of $1,143,681 or 83%. The number of sales agents has risen from approximately 200 at September 30, 2000 to over 400 by September 30, 2001, representing expansion in all three customer interaction marketing centers in British Columbia, Canada. Telecommunication charges, consisting of long distance and server expenses, were $874,595 for the nine months ended September 30, 2001, compared with $572,572 for the nine months ended September 30, 2000, for an increase of $302,023 or 53%. The increase in telecommunication charges reflects the increased usage by a larger team of sales agents.

Selling, General and Administrative Expense. Selling, general and administrative expenses consist of rent, compensation of management and marketing staff, professional fees, travel and other general corporate expenses. Selling, general and administrative expenses were $2,522,369 for the nine months ended September 30, 2001, compared with $930,026 for the nine months ended September 30, 2000, for an increase of $1,592,343 or 171%. The increase is primarily due to the hiring of management and marketing staff for the expansion of the Company's operations. Compensation of staff totalled $1,911,520 for the nine months ended September 30, 2001, compared with $732,511 for the nine months ended September 30, 2000 for an increase of $1,179,009 or 161%. The compensation expense included a non-cash stock-based compensation charge of $1,645,118 for the nine months ended September 30, 2001, compared with $530,620 for the nine months ended September 30, 2000. The non-cash stock-based compensation cost was due to the grant of options to management and non-employee consultants of the Company during the respective nine month periods. The charge for the grant of options to management represents the difference between the reported fair market value of the Company's common stock on the date of grant and the exercise price of the option. The charge for the grant of options to non-employee consultants represents the difference between the exercise price of stock options and the deemed fair market value of the Company's common stock at the date of grant. This compensation cost was presented as an increase to additional paid-in capital. Professional fees were $98,161 for the nine months ended September 30, 2001, compared with $25,009 for the nine months ended September 30, 2000. The professional fees relate to the costs associated with the Company's legal and auditing work with the acquisition. General office expenses, including rent, telephone and courier expenses, were $236,932 for the nine months ended September 30, 2001, compared with $111,565 for the nine months ended September 30, 2000. The Company incurred $116,540 in travel and accommodation expenses for the nine months ended September 30, 2001, compared with $40,169 for the nine months ended September 30, 2000. The Company recorded bad debt expense of $159,216 for the nine months ended September 30, 2001, compared with $626 for the nine months ended September 30, 2000. The rise in bad debt expense was due to a single customer's refusal to pay for services rendered during the nine months ended September 30, 2001, compared to no such bad debt expense during the comparative period.

Depreciation and amortization. The Company recorded depreciation expense of $276,772 during the nine months ended September 30, 2001, compared with $117,181 for the nine months ended September 30, 2000 for an increase of $159,591 or 136%. The rise in depreciation reflects the increase in financed equipment made in late 2000 and early 2001.

Interest,  net.  Net  interest  costs were  $171,648  for the nine months  ended
September 30, 2001, compared with $37,513 in net interest costs for the nine months ended September 30, 2000 for an increase of $134,135 or 358%. Interest expense consisted of interest accrued on financed equipment, notes payable, convertible notes payable and loans payable outstanding during the respective periods. The Company recorded a non-cash charge of $112,560 relating to the issuance of warrants in conjunction with the conversion of a convertible note payable to equity during the nine months ended September 30, 2001, compared with no such charge for the nine months ended September 30, 2000.

Income Taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.


For the Three Months Ended September 30, 2001 Compared to the
Three Months Ended September 30, 2000

Net Revenues. Net revenues for the Company rose to $1,161,453 for the three months ended September 30, 2001, compared with $1,061,163 for the three months ended September 30, 2000, for an increase of $100,290 or 10%.

Cost of Services. Cost of services consists of compensation of the sales agents and telecommunication charges. The Company incurred $1,262,569 in cost of services for the three months ended September 30, 2001, compared with $905,226 for the three months ended September 30, 2000, for an increase of $357,343 or 39%. A majority of the expenses were related to compensation of the sales agents, including bonuses and commissions, and totaled $951,112 for three months ended September 30, 2001, compared with $607,321 for the three months ended September 30, 2000. Telecommunication charges were $296,691 for the nine months ended September 30, 2001, compared with $283,652 for the three months ended September 30, 2000.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses consist of rent, compensation of management and marketing staff, professional fees, travel and other general corporate expenses.

Selling, general and administrative expenses were $621,498 for the three months ended September 30, 2001, compared with $248,158 for the three months ended
September 30, 2000 for an increase of $373,340 or 150%. The increase is primarily due to the hiring of additional staff and the related compensation charges. Compensation of staff totalled $526,368 for the three months ended September 30, 2001, compared with $179,313 for the three months ended September 30, 2000 for an increase of $347,055 or 194%. The compensation expense included non-cash stock-based compensation costs of $408,085 for the three months ended September 30, 2001, compared with $117,006 for the three months ended September 30, 2000. The non-cash stock-based compensation cost was due to the grant of options to management and non-employee consultants of the Company during the periods. The charge for the grant of options to management represents the difference between the reported fair market value of the Company's common stock on the date of grant and the exercise price of the option. The charge for the grant of options to non-employee consultants represents the difference between the exercise price of stock options and the deemed fair market value of the Company's common stock at the date of grant. This compensation cost was presented as an increase to additional paid-in capital. Professional fees were $30,343 for the three months ended September 30, 2001, compared with $4,581 for the three months ended September 30, 2000. General office expenses, including rent, telephone and courier expenses, were $82,512 for the three months ended September 30, 2001, compared with $35,932 for the three months ended September 30, 2000. The Company incurred $32,658 in travel and accommodation expenses for the three months ended September 30, 2001, compared with $16,813 for the three months ended September 30, 2000. The Company recorded a gain on foreign exchange of $83,050 for the three months ended September 30, 2001, compared with a loss of $1,534 for the three months ended September 30, 2000.

Depreciation and amortization. The Company recorded depreciation expense of $92,847 during the three months ended September 30, 2001, compared with $74,197 for the three months ended September 30, 2000 for an increase of $18,650 or 25%. The rise in depreciation reflects the increase in financed equipment during the respective periods.

Interest, net. Net interest costs were $148,369 for the three months ended September 30, 2001, compared with $12,327 in net interest costs for the three months ended September 30, 2000 for an increase of $136,042 or 1,100%. Interest expense consisted of interest accrued on financed equipment, notes payable, convertible notes payable and loans payable outstanding during the respective periods. The Company recorded a non-cash charge of $112,560 relating to the issuance of warrants in conjunction with the conversion of a convertible note payable to equity during the three months ended September 30, 2001, compared with no such charge for the three months ended September 30, 2000.

Income Taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since inception. Deferred tax assets created primarily from net operating loss carryforwards have been fully reserved as management is unable to conclude that future realization is more likely than not.


Liquidity and Capital Resources

As of September 30, 2001, the Company's consolidated cash position was nil, and the consolidated working capital deficit was $3,256,703, compared with a consolidated cash position of $2,437 and a consolidated working capital deficit of $865,205 as of December 31, 2000.

Since   inception,   the  Company  has  financed  its  operations  from  capital contributions from shareholders and the issuance of subordinated convertible notes or promissory notes. During the nine months ended September 30, 2001, the Company received gross proceeds of $358,000 from the sale of common stock, $150,000 from the issuance of a loan and $50,000 from the issuance of a promissory note. This compares with the receipt of gross proceeds of $184,449 from the sale of common stock for the nine months ended September 30, 2000. The Company currently has sufficient working capital to support its current minimum operations through late November 2001.

The Company incurred net capital expenditures of $90,005 for the nine months ended September 30, 2001, compared with no capital expenditures for the nine months ended September 30, 2000. These expenditures were primarily for communication equipment associated with the Company's operations. The Company purchased furniture and equipment in the amount of $140,617 under existing equipment financing agreements during the nine months ended September 30, 2001, compared with purchases of $1,311,223 for the nine months ended September

30, 2000. The purchase of furniture and equipment under financing agreements is a non-cash transaction and is reflected as an increase in equipment financing payable.

Net cash used in operating activities was $281,558 for the nine months ended September 30, 2001, including a net loss of $3,383,327 and an increase in payables of $1,073,914. This compares with net cash provided by operating activities of $114,980 for the nine months ended September 30, 2000, including a net loss of $569,080 and an increase in payables of $341,640. For the nine months ended September 30, 2001, the Company recorded non-cash expenses of $1,645,118 relating to the issuance of stock options to employees and non-employee consultants and a charge of $112,560 for the issuance of warrants on the conversion of a previously issued convertible note payable. This compares with non-cash transactions of $530,620 relating to the issuance of stock options to employees and non-employee consultants for the nine months ended September 30, 2000. The Company plans to increase its operating expenditures in the future in order to expand its operations if adequate funds can be obtained.

The Company is currently in default for principal and interest payments on its equipment financing agreements in excess of $346,848 as of September 30, 2001. As a result of the equipment financing agreements being in default, the entire unpaid principal and interest payments, totaling $1,683,014 as of September 30, 2001, may be called immediately, or the financed equipment may be repossessed. On November 8, 2001, the Company recieved written notification of an event of default under certain terms of the equipment financing agreements and a demand for all amounts due under the equipment financing agreements to be repaid immediately. If the financed equipment is repossessed, the Company could cease to offer its services and lose its ability to generate revenue. Payment has been made to date but any such demand could result in the Company ceasing to offer its services. The Company intends to pay the balance in arrears if it obtains further funding.

The Company anticipates that it will require an additional $2.5 million in order to make capital expenditures and fund operations of the Company over the next twelve months. The Company believes that it requires at least $2.5 million in immediate funding to satisfy its current obligations and achieve profitability in 2002. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company and will be sufficient to fund cash needs until the Company reaches profitable operations and positive cashflows. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital and substantial doubt exists regarding the Company's ability to continue as a going concern.


Recent Accounting Pronouncements

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS No. 143 will have a significant impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its financial position and results of operations.


Non-Qualified Stock Options

As of September 30, 2001, the Company had outstanding non-qualified stock options to purchase 1,099,421 shares of the Company's common stock issued to various employees, consultants and directors pursuant to its stock option plan.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that it does not have any material exposure to commodity risks. The Company does have exposure to foreign currency fluctuations relating to its wholly-owned subsidiary, GrowthExperts, which is based in Canada. The Company continues to expand the business in Canada and, as such, an increasing proportion of the Company's business will be denominated in the Canadian currency. As a result, fluctuations in the Canadian currency may have a material impact on the Company's business, results of operations, and financial condition. For the nine months ended September 30, 2001, the net impact of foreign exchange fluctuations was a gain of $118,658 compared to loss of $1,153 for the nine months ended September 30, 2000. Generally, the Company benefits when the Canadian currency falls due to most of its expenditure being paid in the Canadian currency prior to collection of its revenue in United States currency. The Company does not own any derivative instruments and does not engage in any hedging transactions.

The following is a chart of historical currency rates of the Canadian dollar compared to the US dollar:

        Quarter Ended             2001              2000               1999
        -------------             ----              ----               ----

          March 31,              0.6410            0.6847             0.6590
           June 30,              0.6560            0.6771             0.6807
        September 30,            0.6379            0.6729             0.6771
         December 31,              N/A             0.6569             0.6787

(Canadian dollar: $1 US dollar)

PART II  --  OTHER INFORMATION

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

          On August 17, 2001, the Company sold 100,000 shares of common stock for an aggregate of $100,000 to an investor. In connection with this sale, the Company issued one-year warrants to purchase 50,000 shares of common stock at an exercise price of $1.50 per share and three-year warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. In connection with this sale, the Company granted the investor certain registration rights with respect to 100,000 shares of the common stock and the underlying shares to be issued upon the exercise of the above described warrants.

          On August 21, 2001, the Company issued 15,000 shares of Common Stock to an research firm pursuant to an agreement executed on the same day. In connection with the issuance, the Company recorded compensation expense of $22,350 and an increase to additional paid-in capital, representing fair market value ascribed to issuance.

          On May 9, 2001, the Company entered into a subordinate convertible note for the principal amount of $165,000 with an interest rate of 10% with Digimark Capital Corporation ("Digimark"). The principal and accrued and unpaid interest on the note was automatically convertible at the option of the Company upon closing of an equity financing with an exercise price equal to the price of the equity financing. On July 9, 2001, the Company completed an equity financing which resulted in the conversion of the note, in the principal amount of $165,000 plus interest of $2,500, into 167,500 shares of the Company's common stock. In connection with this conversion, Digimark also received warrants to purchase 83,750 shares of common stock exercisable for a period of one year at a price per share of $1.50 and warrants to purchase 83,750 shares of common stock exercisable for a period of three years at a price per share of $2.00. The fair value ascribed to the warrants was $112,560 based on the Black-Scholes option-pricing model and such amount was recorded as interest expense and as an increase to additional paid-in capital. In connection with this sale, the Company granted Digimark certain registration rights with respect to 167,500 shares of the common stock and the underlying shares to be issued upon the exercise of the above described warrants.

          On July 9, 2001, the Company issued an aggregate of 9,750,000 Exchangeable Shares in GrowthExperts for each of the former GrowthExperts shareholder's common shares. On October 7, 2001, the former GrowthExperts shareholders were issued an additional 750,000 Exchangeable Shares in GrowthExperts due to the Company's failure in raising an additional $750,000 within 90 days of the Closing Date of the Agreement. The Exchangeable Shares are exchangeable at any time, at the holder's option, for shares of the Company's common stock on a one-for-one basis.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          The Company's wholly owned operating subsidiary, GrowthExperts, entered into equipment financing agreements with Bell Intrigna Inc., a Canadian telecommunications provider, for the purchase of certain capital assets. Principal and interest payments that are in default and exceed 30 days are approximately equal to $346,848 to date. As at September 30, 2001, the outstanding balance of the equipment financing agreements total approximately $1.7 million which is payable in monthly installments over periods ranging from three to five years. On November 8, 2001 the Company recieved written notification of an event of default under certain terms of the equipment financing agreements and a demand for all amounts due under the equipment financing agreements to be repaid immediately. If the financed equipment is repossessed, the Company could cease to offer its services and lose its ability to generate revenue. The Company intends to pay the balance in arrears if it obtains further funding.

          On May 17, 2000, the Company entered into a $125,000 subordinated convertible note with Manhattan Investments Incorporated (the "Manhattan Note"), which, along with accrued interest, was due on August 31, 2001. The Company is negotiating with the noteholder and intends to pay the balance in arrears if it obtains further funding.

          On January 22, 2001, the Company received proceeds of $50,000 by entering into a promissory note with an individual, which, along with accrued interest, was due on October 14, 2001. The Company is negotiating with the noteholder and intends to pay the balance in arrears if it obtains further funding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          On September 15, 2001, Damon Poole resigned as a director of the Company. On November 6, 2001, Alan Stier was appointed a director of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          Exhibit
           Number   Description
          -------   -----------
           2.1(6)   Agreement and Plan of Merger dated as of December 7, 2000 by and  between  the  registrant  and ASPi  Europe,  a Delaware corporation
           2.2(5)   Letter of Intent  dated  January 11, 2000 by and between the registrant,  Digital Snaps Inc.,  Alternative  Funding Inc.,
                    Gordon Kleaman,  Ayaz Virani,  Harold  Forzley,  and Premier
                    Financial
           2.3(8)   Amalgamation  and   Re-Organization   Agreement  among  ASPi
                    Europe,  Inc., ASPi Alberta Holdings Inc. and  GrowthExperts
                    Group Inc. dated June 11, 2001
           2.4(8)   Amending  Agreement  among ASPi Europe,  Inc.,  ASPi Alberta
                    Holdings Inc. and  GrowthExperts  Group Inc.  dated June 29,
                    2001
           2.5(8)   Voting  and  Exchange  Agreement  among ASPi  Europe,  Inc.,
                    GrowthExperts   Group  Inc.,  Clark,   Wilson  Barristers  &
                    Solicitors, ASPi Alberta Holdings Inc. and the shareholders of GrowthExperts Group Inc. dated June 11, 2001

          Exhibit
           Number   Description
          -------   -----------
           2.6(8)   Support  Agreement  among ASPi  Europe,  Inc.,  ASPi Alberta
                    Holdings Inc. and  GrowthExperts  Group Inc.  dated June 11,
                    2001
           3.1(5)   Certificate of Incorporation
           3.2(5)   Bylaws
           3.3(8)   Articles of Amalgamation of ASPI Alberta Holdings Inc.
           3.4(8)   Certificate  of  Designation  of  the  Relative  Rights  and
                    Preferences  of the  Series I Special  Voting  Stock of ASPi
                    Europe, Inc.
           4.1(4)   Form of Common Stock Share Certificate
           4.2(9)   Form of Unit Subscription Agreement
           4.3(9)   Form of Registration Rights Agreement
           4.4(9)   Form of Warrant to Purchase Common Stock at $1.50 per share
           4.5(9)   Form of Warrant to Purchase Common Stock at $2.00 per share
          10.1(4)   1999 Stock Option Plan
          10.2(4)   Form of Stock Option Agreement
          10.3(3)   Agency  Agreement  dated  March 15,  2000 by and between the registrant and DJ Limited
          10.4(3)   Credit Facility  Agreement dated May 17, 2000 by and between the registrant and Manhattan Investments Incorporated
          10.5(1)   First Allonge to the Promissory Note dated May 17, 2000 made by registrant in favor of Manhattan Investments Incorporated dated October 12, 2000
          10.6(1)   Promissory  Note dated  January  22, 2001 by and between the registrant and Ricardo Requena
          10.7(7)   Second  Allonge to the  Promissory  Note dated May 17,  2000
                    made  by  registrant  in  favor  of  Manhattan   Investments
                    Incorporated dated April 10, 2001
          10.8(8)   Form of Amended and Restated Executive Employment Agreement
          10.9(9)   Form of Amended and Restated Stock Option Certificate
          10.10(9)  Sub-Sublease  dated July 20, 2001,  between,  Vault Capital,
                    Inc. and GrowthExperts Group, Inc.
          10.11(9)  First Allonge to the Promissory  Note dated January 22, 2001 by and between the  registrant  and  Ricardo  Requena  dated
                    August 6, 2001
          10.12(9)  Third Allonge to the Promissory Note dated May 17, 2000 made
                    by  the   registrant  in  favor  of  Manhattan   Investments
                    Incorporated dated August 9, 2001
          10.13     Promissory  Note dated  August 15,  2001 by and  between the registrant and Aslan Corporation
          10.14     Promissory  Note dated  November  2, 2001 by and between the registrant and Digimark Capital Corporation
          10.15     Audited  Consolidated  Financial Statements of GrowthExperts
                    Group Inc. as of December 31, 2000 and 1999
          99.1      Risk Factors
    ---------------
     (1) Incorporated by reference to the Company's Form 10-Q filed on November 8, 2000.
     (2) Incorporated by reference to the Company's Form 10-Q filed on August 14, 2000.
     (3) Incorporated by reference to the Company's Form 10-K filed on March 30, 2000.
     (4) Incorporated by reference to the Company's Registration Statement on Form 10 (No. 000-26809)
     (5) Incorporated by reference to the Company's Form 8-K filed on January 2, 2001.
     (6) Incorporated by reference to the Company's Form 10-K filed on March 1, 2001.
     (7) Incorporated by reference to the Company's Form 10-Q filed on April 27, 2001.
     (8) Incorporated by reference to the Company's Form 8-K filed on July 24, 2001.
     (9) Incorporated by reference to the Company's Form 10-Q filed on August 14, 2001.

     (b)  Reports on Form 8-K

          The following reports on Form 8-K have been filed with the Securities and Exchange Commission during the period:

          1. On July 9, 2001, a report on Form 8-K was filed with respect to the acquisition of all of the issued and outstanding stock of GrowthExperts Group Inc.

          2. On July 10, 2001, a report on Form 8-K was filed with respect to a press release dated July 10, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on its behalf by the undersigned thereunto duly authorized.


                                 ASPI EUROPE, INC.



November 27, 2001
                                 "F. Thomas Winters III"
                                 --------------------------------------------
                                 F. Thomas Winters III, Chief Executive Officer


November 27, 2001
                                 "Patrick Hanna"
                                 --------------------------------------------
                                 Patrick Hanna, Chief Financial Officer

                                  EXHIBIT INDEX

          Exhibit
           Number   Description
          -------   -----------
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

          Exhibit
           Number   Description
          -------   -----------
           2.6(8)   Support  Agreement  among ASPi  Europe,  Inc.,  ASPi Alberta
                    Holdings Inc. and  GrowthExperts  Group Inc.  dated June 11,
                    2001
           3.1(5)   Certificate of Incorporation
           3.2(5)   Bylaws
           3.3(8)   Articles of Amalgamation of ASPI Alberta Holdings Inc.
           3.4(8)   Certificate  of  Designation  of  the  Relative  Rights  and
                    Preferences  of the  Series I Special  Voting  Stock of ASPi
                    Europe, Inc.
           4.1(4)   Form of Common Stock Share Certificate
           4.2(9)   Form of Unit Subscription Agreement
           4.3(9)   Form of Registration Rights Agreement
           4.4(9)   Form of Warrant to Purchase Common Stock at $1.50 per share
           4.5(9)   Form of Warrant to Purchase Common Stock at $2.00 per share
          10.1(4)   1999 Stock Option Plan
          10.2(4)   Form of Stock Option Agreement
          10.3(3)   Agency  Agreement  dated  March 15,  2000 by and between the registrant and DJ Limited
          10.4(3)   Credit Facility  Agreement dated May 17, 2000 by and between the registrant and Manhattan Investments Incorporated
          10.5(1)   First Allonge to the Promissory Note dated May 17, 2000 made by registrant in favor of Manhattan Investments Incorporated dated October 12, 2000
          10.6(1)   Promissory  Note dated  January  22, 2001 by and between the registrant and Ricardo Requena
          10.7(7)   Second  Allonge to the  Promissory  Note dated May 17,  2000
                    made  by  registrant  in  favor  of  Manhattan   Investments
                    Incorporated dated April 10, 2001
          10.8(8)   Form of Amended and Restated Executive Employment Agreement
          10.9(9)   Form of Amended and Restated Stock Option Certificate
          10.10(9)  Sub-Sublease  dated July 20, 2001,  between,  Vault Capital,
                    Inc. and GrowthExperts Group, Inc.
          10.11(9)  First Allonge to the Promissory  Note dated January 22, 2001 by and between the  registrant  and  Ricardo  Requena  dated
                    August 6, 2001
          10.12(9)  Third Allonge to the Promissory Note dated May 17, 2000 made
                    by  the   registrant  in  favor  of  Manhattan   Investments
                    Incorporated dated August 9, 2001
          10.13     Promissory  Note dated  August 15,  2001 by and  between the registrant and Aslan Corporation
          10.14     Promissory  Note dated  November  2, 2001 by and between the registrant and Digimark Capital Corporation
          10.15     Audited  Consolidated  Financial Statements of GrowthExperts
                    Group Inc. as of December 31, 2000 and 1999
          99.1      Risk Factors
    ---------------
     (1) Incorporated by reference to the Company's Form 10-Q filed on November 8, 2000.
     (2) Incorporated by reference to the Company's Form 10-Q filed on August 14, 2000.
     (3) Incorporated by reference to the Company's Form 10-K filed on March 30, 2000.
     (4) Incorporated by reference to the Company's Registration Statement on Form 10 (No. 000-26809)
     (5) Incorporated by reference to the Company's Form 8-K filed on January 2, 2001.
     (6) Incorporated by reference to the Company's Form 10-K filed on March 1, 2001.
     (7) Incorporated by reference to the Company's Form 10-Q filed on April 27, 2001.
     (8) Incorporated by reference to the Company's Form 8-K filed on July 24, 2001.
     (9) Incorporated by reference to the Company's Form 10-Q filed on August 14, 2001.