Form 10-K
period 2001-12-31
ASPI EUROPE INC
filed 2002-04-19
CIK 1089525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                        Commission file number 000-26809

                                 ASPI EUROPE, INC.
              (Exact name of registrant as specified in its charter)

            Delaware                                     91-1962104
      (Jurisdiction of incorporation)                        (I.R.S. Employer
Identification No.)


                 312 North 13th Street, Oxford, Mississippi, 38655
                     (Address of principal executive offices)

        Registrant's telephone number, including area code: (888) 536-6990

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class        Name of each exchange on which registered
            -------------------        -----------------------------------------
                 None                               None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the registrant's common stock held by non-affiliates as of April 9, 2002 was approximately $25,322,088. The number of shares of the registrant's common stock issued and outstanding as of April 9, 2002 was 24,124,312, which includes 15,800,000 contingent shares held in escrow.

                                ASPI EUROPE, INC.
                          2001 Form 10-K Annual Report

                                Table of Contents



                                     PART I
                                                                         Page

Item 1.  Business..........................................................1
Item 2.  Properties........................................................6
Item 3.  Legal Proceedings.................................................6
Item 4.  Submission of Matters to a Vote of Security Holders...............6

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters                                               6
Item 6.  Selected Financial Data...........................................7
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results Of Operations ....................8
Item 7a. Quantitative and Qualitative Disclosures about Market Risk........13
Item 8.  Financial Statements and Supplementary Data.......................13
Item 9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure.................................................13

                                    PART III

Item 10. Directors and Officers of the Registrant..........................14
Item 11. Executive Compensation............................................16
Item 12. Security Ownership of Certain Beneficial Owners and Management....19
Item 13. Certain Relationships and Related Transactions....................20

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...21

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of ASPi Europe, Inc. (the "Company" or "ASPi"), or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors related to the Company's current business situation include, but are not limited to: the Company's abandoned business operations, history of losses, need for additional financing, uncertainty about its ability to continue as a going concern, risks related to future acquisitions and strategic alliances, dependence on key personnel, directors' and officers' involvement in other projects and the other risks and uncertainties described under "Business -- Risk Factors" in Part I of this Annual Report. Such factors related to the Company's acquisition of Sharps Elimination Technologies Inc. ("SETI") include, but are not limited to: SETI's limited operating history, dependence on key personnel, reliance on key third party relationships, risks involving the management of growth, product development risks and risks of technological change, competition and the other risks and uncertainties described under "Business--Risk Factors" in Part I of this Annual Report. See "Business--Plan of Operation." Certain of the forward-looking statements contained in this Report are identified with cross references to this section and/or to specific risks identified under "Business--Risk Factors."

                                     PART I

Item 1.   Business

Overview

ASPi Europe, Inc. (the "Company" or "ASPi") was incorporated in the State of Florida on August 17, 1984, and on December 19, 2000, redomiciled to the state of Delaware.

On June 11, 2001, the Company and GrowthExperts Group Inc. ("GrowthExperts"), an outsourced sales and customer relationship management services corporation with its principal executive offices located in New Westminster, British Columbia, executed an Amalgamation and Re-Organization Agreement (the "Amalgamation Agreement") for the Company to acquire all of the issued and outstanding equity securities of GrowthExperts in exchange for 9,750,000 shares of common stock of the Company and the assumption of all options to purchase equity securities of GrowthExperts. On June 29, 2001, the Company and GrowthExperts agreed to amend certain terms of the Agreement including, but not limited to, the requirement that the Company complete a private placement of at least $1.5 million prior to the closing date of the Agreement (the "Closing Date"), and instead the parties agreed that the Company must raise, in addition to the $425,500 raised by the Company as of the Closing Date, an additional $750,000 in gross proceeds within 90 days of the Closing Date. If the Company failed to raise at least $750,000 in gross proceeds within 90 days of the Closing Date, the Company would be subject to certain penalties, which included the obligation to issue up to an additional 750,000 shares of the Company's common stock to the former holders of GrowthExperts' common stock.

On July 9, 2001, the Company and GrowthExperts closed the Amalgamation Agreement and GrowthExperts became a wholly-owned subsidiary of the Company. Former GrowthExperts shareholders received exchangeable shares (the "Exchangeable Shares") in GrowthExperts for each of their GrowthExperts common shares. The Exchangeable Shares were exchangeable at any time, at the holder's option, for shares of the Company's common stock on a one-for-one basis. Upon the exchange of all of the issued and outstanding Exchangeable Shares, the Company would have issued an aggregate of 9,750,000 shares, or approximately 51% of the Company's then outstanding common stock, to the former GrowthExperts shareholders. On October 7, 2001, the former GrowthExperts shareholders were issued an additional 750,000 Exchangeable Shares in GrowthExperts due to the Company's failure in raising an additional $750,000 within 90 days of the Closing Date.

GrowthExperts was incorporated in Alberta, Canada on June 12, 1998 to meet the demand for outsourced sales and customer relationship management services. Since its formation, GrowthExperts offered outsourced sales, marketing and data management services to its client base in the Business-to-Business ("B2B") and Business-to-Consumer ("B2C") markets.

On December 5, 2001, due to GrowthExperts' lack of working capital and failure to meet current minimum obligations, GrowthExperts filed an assignment into bankruptcy under Canada's Bankruptcy and Insolvency Act. MacKay & Company Ltd. was named as the trustee in the bankruptcy proceedings and took immediate possession of GrowthExperts' assets and closed all of GrowthExperts' offices.

On January 22, 2002, the Company entered into the Stock Redemption and Settlement Agreement (the "Redemption Agreement") with Scott Dow and F. Thomas Winters III under which the parties agreed to a mutual release of liability in consideration for, among other things, the redemption of 2,944,611 Exchangeable Shares that Mr. Dow and Mr. Winters owned or had control over, stock options for 300,000 shares of the Company's common stock which Mr. Winters had the right to purchase and the release of Mr. Dow and Mr. Winters from their personal guarantees on a $150,000 promissory note issued by the Company to GrowthExperts on May 1, 2001.

At a special meeting of GrowthExperts' Exchangeable Shareholders held on January 22, 2002, the Exchangeable Shareholders voted in favor of amending certain exchange and voting rights attached to their Exchangeable Shares such that the 10,500,000 Exchangeable Shares issued were no longer exchangeable into common shares of the Company and carried no voting rights.

On February 11, 2002, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of Sharps Elimination Technologies Inc. ("SETI") a Delaware corporation based in Oxford, Mississippi that is focused on the prevention of needlestick injuries through the use of its exclusive license to develop, manufacture and sell the Needle-Ease(TM) device. Under the terms of the letter of intent, the Company intends to acquire all of SETI's outstanding securities in exchange for 15,800,000 shares of common stock of the Company. As part of the letter of intent, the Company could issue up to 580,000 additional shares of its common stock to extinguish all or part of its approximately $580,000 of loans and accounts payable outstanding as at December 31, 2001.

On March 22, 2002, Kelly Fielder was appointed the Chief Executive Officer and sole Director of the Company. Mr. Fielder is also the Chief Executive Officer and Director of SETI.

On March 25, 2002, the Company and SETI executed and closed the Stock Purchase Agreement (the "Stock Purchase Agreement") for the Company to contingently acquire all of the issued and outstanding equity securities of SETI in exchange for 15,800,000 contingent shares of common stock of the Company. Upon the closing of the Stock Purchase Agreement, the Company issued an aggregate of 15,800,000 contingent shares, or approximately 65% of the Company's then outstanding common stock, to the former SETI shareholders. SETI will become a wholly-owned subsidiary of the Company. The acquisition of SETI will be treated as a reverse acquisition, for financial reporting purposes, whereby ASPi was acquired by SETI, with the balance sheets being combined using each company's historical cost basis and the results of operations including that of both companies from the date of acquisition, March 25, 2002, forward.

In addition, the contingent shares of common stock issued to SETI's former shareholders in accordance with the closing are subject to earnout conditions imposed mutually by the Company and the former shareholders of SETI. The 15,800,000 contingent shares of common stock shall be placed with an escrow agent and shall be released if, amongst other conditions, SETI sells at least 6,000 Model 3500P devices by the first anniversary of the closing date of the Stock Purchase Agreement. Should SETI not meet the conditions to release the 15,800,000 contingent shares of common stock of the Company, the 15,800,000 contingent shares of common stock will be returned to the Company for cancellation and all the shares of SETI received by the Company in this transaction will be returned to the former SETI shareholders.

Plan of Operation

Since entering into the assignment into bankruptcy of GrowthExperts on December 5, 2001, the Company has ceased all of its business operations and has explored the possibility of acquiring a viable operating company.

On March 25, 2002, the Company announced that it had acquired all of the issued and outstanding equity securities of SETI. SETI was incorporated in Delaware on September 25, 2001 and on November 12, 2001, SETI acquired the exclusive license, subject to a cash payment of $300,000 by May 12, 2002, to develop, manufacture, and sell Needle-Ease(TM), a device used for the safe disposal of used needles and hypodermic syringes. The danger of needlestick injuries lies in the transfer of bloodborne diseases as a result of people accidentally being stuck with a used syringe.

The Needle-Ease(TM) is a battery operated incineration system that destroys a range of needles by passing an electric current through the needle thereby reducing the steel to ashes in a matter of seconds. The electric charge is generated from a rechargeable sealed lead-acid battery. The contact points of the device can be touched directly or with a metal object by the operator or anyone else without the transfer of current (i.e., shock).

The Needle-Ease(TM) is fast, efficient, safe and simple to use, requires minimal maintenance, is portable and rechargeable, is environmentally friendly, and electrically disintegrates the needle, in seconds, to ash which is 100% safe.

There are 57 different blood borne pathogens transmitted through a syringe and getting stuck with a used syringe is an occupational hazard for thousands of health care workers whose concerns, worries and fears of contracting diseases, such as Hepatitis and/or HIV are very legitimate. Although special plastic containers, known as sharps containers, are stationed throughout hospitals, medical and dental offices to handle collection before incineration, such containers are not entirely resistant to prevent injury from a needle carelessly inserted into the disposal unit. Cost is another factor with sharps containers which are expensive to dispose of. In addition to health care workers being subjected to health risks, garbage collectors are also exposed to the possibility of needlestick injuries incurred from picking up garbage bags and recycling boxes containing used syringes. Various agencies and regulatory bodies have incorporated guidelines relating to the handling and disposal of syringes but, notwithstanding these regulations, syringes are frequently found in places where they should not be, and, regrettably, often in large quantities.

SETI    presently    has    two    Needle-Ease(TM)    models,    one   for   the
professional/institutional market (Model 3500P) and the other (Model 2501) primarily for home use by diabetics.

The 3500P model is designed to dispose of needles that attach to a standard syringe. In order to detach these needles from the syringe the needle must be re-capped. The act of recapping a needle is dangerous and prohibited by government regulations. A needlestick injury may result in the transfer of bloodborne diseases and infections from a patient to a third party. The 3500P totally eliminates the steel shaft of the needle from a syringe without recapping the exposed needle point. The 3500P requires a recharge after the disposal of approximately 100 to 250 needles.

The 2501 home model is somewhat smaller but has the same characteristics as the 3500P. The 2501 requires a recharge after the disposal of approximately 100 to 150 needles.

The Company has sufficient working capital to sustain current minimum operations through April 2002, and it anticipates that it will have to raise substantial additional funds to continue as a going concern. The Company anticipates that it will require an additional $1.5 million in order to fund the business plan of SETI as well as fund its operations over the next twelve (12) months. The Company is seeking to raise capital through either a private debt or equity offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Company's only business operation will be that of its recently acquired wholly-owned subsidiary, SETI, and SETI has not generated any material revenues to date and there can be no assurance that the Company or SETI will generate any material revenues in the future. See "Risk Factors."

Employees

As of December 31, 2001, the Company had no full time employees and one part time consultant.

Risk Factors

The Company is subject to certain risks related to its current business situation. These risks also could cause actual results to differ materially from results projected in any forward-looking statement in this Annual Report.

Lack of Business Operations

The Company had operations from January 1999 through January 2000, and again between July 2001 through December 2001. The Company contingently acquired an operating business entity on March 25, 2002 that is in the used medical needle disposal market. The acquired company, however, has no historical operating history in this industry upon which an evaluation of its business and prospects can be based. As a result, in view of the rapidly evolving nature of the Company's acquisition of SETI, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

History of Losses

The Company has not achieved profitability and expects to continue to incur operating losses for the foreseeable future. The Company incurred net losses of $2,054,795, $2,711,583 and $319,282 for the respective years ended December 31, 2001, 2000 and 1999. The Company has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, the Company's acquisition of SETI, will cause its operating expenses to increase significantly.

Need for Additional Financing

The Company can satisfy its current cash requirements through April 2002 at current minimum levels. Accordingly, the Company must raise substantial additional funds to continue as a going concern. There is no assurance that the Company will be able to secure financing or that such financing will be obtained on terms favorable to the Company. Failure to obtain adequate financing raises substantial doubt as to the Company's ability to continue as a going concern.

Uncertainty as to Ability to Continue as Going Concern

The Company has accumulated losses of $5,124,137 to December 31, 2001, and will require additional working capital to sustain current operations. Accordingly, the Company's independent certified public accountants issued an opinion containing an expression of substantial doubt about the Company's ability to continue as a going concern in connection with the Company's audit of the financial statements for the year ended December 31, 2001 contained elsewhere in this Annual Report.

The Company is Subject to Risks as it Makes Acquisitions and Engages in Strategic Alliance

As part of its business strategy, the Company may acquire, make investments in, and enter into strategic alliances with as yet unidentified operating companies. Any such future acquisitions, investments or strategic alliances would involve risks, such as incorrect assessment of the value, strengths and weaknesses of acquisition and investment opportunities; underestimating the difficulty of integrating the operations and personnel of newly acquired companies; the potential disruption of any ongoing business, including possible diversions of resources and management time; and the threat of impairing relationships with employees and customers as a result of changes in management or ownership.

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

The Company Depends upon Key Personnel

The Company's future operating results are substantially dependent on the service and performance of its senior personnel. The Company intends to hire additional executives as a result of the recent departure of many of the Company's officers and the Company's recent contingent acquisition of SETI. See "Note Regarding Forward-Looking Statements." Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of additional senior management of the Company or other key employees or the inability to attract and retain the necessary technical or managerial personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows. The Company does not currently maintain "key man" insurance for any senior management or other key employees.

Directors and Officers are Involved in Other Projects

Some of the officers and directors of the Company serve as directors, officers and/or employees of companies other than the Company. While the Company believes that such officers and directors devote adequate time to effectively manage the Company, there can be no assurance that such other positions will not negatively impact an officer's or director's duties for the Company.

The Recent Contingent Acquisition of SETI involved a Significant Issuance of the Company's Capital Stock that will result in a Substantial Decrease in the Percentage Ownership Interest Held by the Company's Current Stockholders upon SETI Meeting Certain Earnout Conditions Imposed by the Stock Purchase Agreement

Stockholders of the Company will suffer a substantial decrease in their percentage ownership interest in the Company as a result of the issuance of additional shares of common stock of the Company pursuant to the acquisition of SETI announced on March 25, 2002. This anticipated decrease in the percentage of ownership interest held by the Company's current stockholders will result in a reduction in their proportional voting power in matters submitted to a vote of the Company's stockholders.

The Company may face Claims or Litigation from Creditors of GrowthExperts due to the bankruptcy of GrowthExperts

The Company may face claims or litigation in the future from creditors of GrowthExperts seeking payment of past obligations or return of rewards from assets or interests of GrowthExperts in ASPi. The Company believes that if any such claim is made or legal action is taken, the Company will be able to defend itself successfully. If the ultimate outcome of any such claim or litigation is unfavorable to the Company, it could have an adverse effect on the Company's business, financial position, results of operations and cash flows. The Company intends to vigorously defend any such claim or legal action.

The SETI Acquisition is contingent on Earnout Restrictions

The Company's acquisition of SETI on March 25, 2002, is subject to earnout restrictions. If the earnout restrictions are not satisfied, the 15,800,000 shares of common stock issued by the Company to the former SETI shareholders will be returned to the Company and all the shares of SETI received by the Company in this transaction will be returned to the former SETI shareholders.

Possibility of Changes in Regulatory Approvals

The manufacturing and marketing of SETI's products is subject to extensive regulation by numerous governmental authorities in the United States and in other countries, including, but not limited to, the Food and Drug Administration ("FDA").

Both before and after approval is obtained for the sale of a medical device, a product and its manufacturer are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, (including after approval), may result in adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer. In addition, later discovery of previously unknown problems relating to a marketed product may result in restrictions on such product or manufacturer including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of SETI's systems under development. Additional data may be requested by the regulatory agency to demonstrate the contribution of a product component to the clinical safety and efficacy of a product, or to confirm the comparable performance of materials produced by a changed manufacturing process or at a changed manufacturing site.

Item 2.  Properties

As of December 31, 2001, the Company had no leased property, as its previous leases had been transferred to the bankruptcy trustee.

Item 3.  Legal Proceedings

The Company is not a party to, and none of the Company's property is subject to, any pending or threatened legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity And Related Shareholder Matters

                           PRICE RANGE OF COMMON STOCK

The Company's common stock was trading on the NASD Over-The-Counter Bulletin Board Market (the "OTCBB") in 2000 under the symbol "SSLK." After the Company changed its name from Shopping Sherlock, Inc. to ASPi Europe, Inc., the Company began trading on the OTCBB on May 12, 2000 under the symbol "ASPQ." In addition, on March 6, 2000, the Company's common stock began trading on the Berlin Stock Exchange. The following is a summary of high and low closing prices, on a calendar quarter basis, in the Company's common stock on the OTCBB during 2001 and 2000:

                          The NASD OTC Bulletin Board

      --------------------------------------------------------
       Quarter Presented        High               Low
      --------------------------------------------------------
      1st Quarter -- 2001       $3.19             $1.06
      --------------------------------------------------------
      2nd Quarter -- 2001       $3.70             $2.00
      --------------------------------------------------------
      3rd Quarter -- 2001       $3.00             $0.61
      --------------------------------------------------------
      4th Quarter -- 2001       $2.33             $0.57
      --------------------------------------------------------


      --------------------------------------------------------
       Quarter Presented        High               Low
      --------------------------------------------------------
      1st Quarter -- 2000      $31.88             $3.00
      --------------------------------------------------------
      2nd Quarter -- 2000      $23.25             $6.00
      --------------------------------------------------------
      3rd Quarter -- 2000      $10.19             $1.50
      --------------------------------------------------------
      4th Quarter -- 2000       $3.94             $1.00
      --------------------------------------------------------

The prices reflected represent interdealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions.

Other than described above, the Company's shares are not and have not been listed or quoted on any other exchange or quotation system. As of April 9, 2002, the Company had approximately 36 stockholders of record (including nominees and brokers holding street accounts) of the Company's common stock.

The Company has never paid dividends on its shares. The Company currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 7, 2001, the former GrowthExperts shareholders were issued an additional 750,000 Exchangeable Shares in GrowthExperts due to the Company's failure in raising an additional $750,000 within 90 days of the closing date of the Amalgamation Agreement. At a special meeting of GrowthExperts' Exchangeable Shareholders held on January 22, 2002, the Exchangeable Shareholders voted in favor of amending certain exchange and voting rights attached to their Exchangeable Shares, including the 750,000 Exchangeable Shares issued on October 7, 2001, such that the exchangeable shaes were no longer exchangeable into common shares of the Company and carried no voting rights.

Item 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified in its entirety by reference to and should be read in conjunction with the Company's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report. The statement of operations data for the fiscal years ended December 31, 2001, 2000, and 1999 and the balance sheets data at December 31, 2001 and 2000 presented below are derived from, and are qualified by reference to, the Company's financial statements, which appear elsewhere in this Annual Report.

                                           Year ended December  31, (1)
                             ---------------------------------------------------
                                2001        2000        1999      1998      1997
                                                           (2)
                              -------------------------- -------- --------------
Statement of Operations
Data:
 Net loss from continuing     $(1,007,18) $       --   $   --   $   --   $   --
 operations..........
 Net loss from
 discontinued operations      (1,047,613) (2,711,583)(319,282)  (1,023)      --

 Net loss for the period      (2,054,795) (2,711,583)(319,282)  (1,023)      --

 Loss per share of common
  stock..............         $    (0.16)$     (0.48)$  (0.08) $ (0.00) $ (0.00)

 Weighted average shares
  outstanding (3)....          12,821,857  5,669,257 3,900,958 1,857,375     --
                              --------------------------------------------------


                       ---------------------------------------------------------
                         2001         2000        1999        1998       1997
                       ---------------------------------------------------------
 Balance Sheet
 Data:
 Cash and cash         $  271        $2,437     $85,306    $   --        $  --
 equivalents.......
 Working capital
   (deficiency)....  (580,837)     (865,205)     (1,937)   (1,017)          --

 Total assets......       271     1,987,613     129,671        --           --

 Non-current               --     1,051,345          --        --           --
 liabilities.......
 Stockholders'      $(580,837)    $(414,233)  $  (1,937)  $(1,017)      $   --
 deficit...........
                      ----------------------------------------------------------


(1) On July 9, 2001, the Company and GrowthExperts closed the Amalgamation Agreement and GrowthExperts became a wholly-owned subsidiary of the Company. The acquisition of GrowthExperts was treated as a reverse acquisition whereby ASPi was acquired by GrowthExperts, with the balance sheets being combined using each company's historical cost basis and the results of operations including that of both companies from the date of acquisition, July 9, 2001, forward. The resulting financial statements of the Company, included the selected financial data, substantially report the historical results of operations of GrowthExperts while ASPi's results of operations are only reported from the date of acquisition, July 9, 2001, through to December 31, 2001.

(2) GrowthExperts was incorporated in Alberta, Canada on June 18, 1998 and incurred expenses of $1,023 during the initial incorporation.

(3) Includes 10,500,000 Exchangeable Shares issued to the former GrowthExperts shareholders in connection with the Amalgamation Agreement and on January 22, 2002, were cancelled.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

ASPi Europe, Inc. (the "Company" or "ASPi") was incorporated in Florida on August 17, 1984. On December 19, 2000, Articles of Merger were filed with the Florida Secretary of State and a Certificate of Merger was filed with the Delaware Secretary of State, which formally resulted in the redomicile of the Company to the State of Delaware.

On April 30, 2001, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of GrowthExperts Group Inc. ("GrowthExperts"). On June 11, 2001, the Company and GrowthExperts executed an Amalgamation and Re-Organization Agreement (the "Amalgamation Agreement") for the Company to acquire all of the issued and outstanding equity securities of GrowthExperts in exchange for 9,750,000 shares of common stock of the Company and the assumption of all options to purchase equity securities of GrowthExperts. On June 29, 2001, the Company and GrowthExperts agreed to amend certain terms of the Amalgamation Agreement including, but not limited to, the requirement that the Company complete a private placement of at least $1.5 million prior to the closing date of the Amalgamation Agreement (the "Closing Date"), and instead the parties agreed that the Company must raise, in addition to the $425,500 raised by the Company as of the Closing Date, an additional $750,000 in gross proceeds within 90 days of the Closing Date. If the Company failed to raise at least $750,000 in gross proceeds within 90 days of Closing Date, the Company would be subject to certain penalties, which included the obligation to issue up to an additional 750,000 shares of the Company's common stock to the former holders of GrowthExperts' common stock.

On July 9, 2001, the Company and GrowthExperts closed the Amalgamation Agreement and GrowthExperts became a wholly-owned subsidiary of the Company. The former GrowthExperts shareholders received exchangeable shares (the "Exchangeable Shares") in GrowthExperts for each of their GrowthExperts common shares. The Exchangeable Shares were exchangeable at any time, at the holder's option, for shares of the Company's common stock on a one-for-one basis. Upon the exchange of all of the issued and outstanding Exchangeable Shares, the Company will have issued an aggregate of 9,750,000 shares, or approximately 51% of the Company's then outstanding common stock, to the former GrowthExperts shareholders. The acquisition of GrowthExperts was treated as a reverse acquisition, for financial statement purposes, whereby ASPi was acquired by GrowthExperts, with the balance sheets being combined using each company's historical cost basis and the results of operations including that of both companies from the date of acquisition, July 9, 2001, forward. The resulting financial statements of the Company, included elsewhere in this Annual Report, substantially report the historical results of operations of GrowthExperts while ASPi's results of operations are only reported from the date of acquisition, July 9, 2001, through to December 31, 2001.

On October 7, 2001, the former GrowthExperts shareholders were issued an additional 750,000 Exchangeable Shares in GrowthExperts due to the Company's failure in raising an additional $750,000 within 90 days of the Closing Date of the Amalgamation Agreement.

GrowthExperts was incorporated in Alberta, Canada on June 12, 1998 and was a provider of outsourced sales and customer relationship management, or CRM, services, offering clients multiple customer interaction solutions that more effectively managed the relationships between clients and their customers.

On December 5, 2001, due to GrowthExperts' lack of working capital and failure to meet current minimum obligations, GrowthExperts filed an assignment into bankruptcy under Canada's Bankruptcy and Insolvency Act. MacKay & Company Ltd. was named as the trustee in the bankruptcy proceedings and took immediate possession of GrowthExperts' assets and closed all of GrowthExperts' offices.

At a special meeting of GrowthExperts' Exchangeable Shareholders held on January 22, 2002, the Exchangeable Shareholders voted in favor of amending certain exchange and voting rights attached to their Exchangeable Shares such that the 10,500,000 Exchangeable Shares issued were no longer exchangeable into common shares of the Company and carried no voting rights.

On February 11, 2002, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of SETI. Under the terms of the letter of intent, the Company would acquire all of SETI's outstanding securities in exchange for 15,800,000 shares of common stock of the Company. As part of the letter of intent, the Company can issue up to 580,000 shares of its common stock to extinguish all or part of the $580,000 of debt outstanding as at December 31, 2001.

On March 22, 2002, Kelly Fielder was appointed the Chief Executive Officer and sole Director of the Company. Mr. Fielder is also the Chief Executive Officer and Director of SETI.

On March 25, 2002, the Company and SETI executed and closed a Stock Purchase Agreement to contingently acquire all of the issued and outstanding equity securities of SETI in exchange for 15,800,000 contingent shares of common stock of the Company and SETI became a wholly-owned subsidiary of the Company. In conjunction with the closing, senior executives of SETI will be appointed to similar senior positions in the Company. The issuance of the 15,800,000 contingent shares of common stock of the Company to the former SETI shareholders represents approximately 65% of the Company's then outstanding common stock. The acquisition of SETI will be treated as a reverse acquisition, for financial statement purposes, whereby ASPi was acquired by SETI, with the balance sheets being combined using each company's historical cost basis and the results of operations including that of both companies from the date of acquisition, March 25, 2002, forward.

In addition, the contingent shares of common stock issued to SETI's former shareholders in accordance with the closing are subject to earnout conditions imposed mutually by the Company and the former shareholders of SETI. The 15,800,000 contingent shares of common stock shall be placed with an escrow agent and shall be released if, amongst other conditions, SETI sells at least 6,000 Model 3500P devices by the first anniversary of the closing date of the Stock Purchase Agreement. Should SETI not meet the conditions to release the 15,800,000 contingent shares of common stock of the Company, the 15,800,000 contingent shares of common stock will be returned to the Company for cancellation and all the shares of SETI received by the Company as a result of the Stock Purchase Agreement will be returned to the former SETI shareholders.

SETI is a Delaware corporation based in Oxford, Mississippi that is focused on the prevention of needlestick injuries through the use of its exclusive license to develop, manufacture and sell the Needle-Ease(TM) device. The patented Needle-Ease(TM) device provides both the health care professional and the personal user with a safe, convenient, environmentally friendly and cost-effective method for the elimination of used needles.

The danger of needlestick injuries lies in the transfer of bloodborne pathogens, including Hepatitis B, Hepatitis C, and HIV. As a result, people accidentally being stuck with a needle are potentially exposed to these serious and fatal infections. The Needlestick Safety and Prevention Act, passed unanimously by Congress and signed into law on November 6, 2000, recognizes the importance and urgency of dealing with needlestick injuries.

The Needle-Ease(TM) device is a portable battery-operated incineration system that uses an electric current to disintegrate needles. The resultant temperature of 5,432(degree)F (3,000(degree)C) reduces the steel needle to ashes in a matter of seconds. This ash is free of contamination and the needle is eliminated from the waste stream. The Needle-Ease(TM) device has been approved by the Food and Drug Administration (FDA) pre-market approval process as a modified needle destruction device.

The Company anticipates that it will require an additional $1.5 million in order to make capital expenditures and fund operations over the next twelve months. The Company is seeking to raise the funds through either a private debt or equity offering. The Company currently has sufficient working capital to support its current minimum operations through April 2002. Substantial doubt exists regarding the Company's ability to continue as a going concern.

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

Results of Operations

The Company's reported financial condition and earnings as of and for the year ended December 31, 2001, includes all amounts for GrowthExperts for the full year ended together with the earnings of ASPi after July 9, 2001, the date on which the Company completed the acquisition of GrowthExperts. The Company's reported financial condition and results of operations for the comparative year ended December 31, 2000 are the amounts of GrowthExperts.

For the Year Ended  December  31, 2001  Compared to the Year Ended  December 31,
2000

Net Loss From Discontinued Operations. The Company ceased all of its business operations on December 5, 2001 when GrowthExperts filed an assignment into bankruptcy and, as a result, has combined all operating revenues and expenses related to the previous business under discontinued operations. The Company incurred a net loss from discontinued operations of $1,047,613 for the year ended December 31, 2001, compared with a net loss from discontinued operations of $2,711,583 for the year ended December 31, 2000.

The amounts included in net loss from discontinued operations include a gain on the involuntary disposal of the net liabilities of GrowthExperts of $3,796,628 for the year ended December 31, 2001, compared with no gain on the disposal of assets for the year ended December 31, 2000. The Company generated $3,409,926 in revenue from discontinued operations for the year ended December 31, 2001, compared with revenues from discontinued operations of $3,155,679 for the year ended December 31, 2000. The Company incurred $3,798,094 related to the cost of services incurred from discontinued operations for the year ended December 31, 2001, compared with $2,865,190 for the year ended December 31, 2000. The Company incurred $2,345,466 for selling, general and administrative expenses from discontinued operations for the year ended December 31, 2001, compared with $2,761,090 for the year ended December 31, 2000. Depreciation expense from discontinued operations amounted to $300,063 for the year ended December 31, 2001, compared with $191,989 for the year ended December 31, 2000. Net interest expense from discontinued operations was $61,555 for the year ended December 31, 2001, compared with $48,993 for the year ended December 31, 2000.

Cost of services from discontinued operations consist primarily of expenses incurred for the delivery of GrowthExperts' customer relationship management services, including employee compensation and the cost of telecommunications.

The significant costs were payroll expenses of $2,513,570 for the year ended December 31, 2001, compared with $1,912,746 for the year ended December 31, 2000, and telecommunication expenses of $874,280 for the year ended December 31, 2001, compared with $914,806 for the year ended December 31, 2000.

Selling, general and administrative expenses from discontinued operations consist of management compensation, rent for the facilities, professional services, and travel. Payroll expenses relating to management and administrative personnel were $1,689,938 for the year ended December 31, 2001, compared with $2,384,309 for the year ended December 31, 2000. The decrease in compensation expenses was due to the decrease in non-cash compensation charges, which decreased to $1,455,035 for the grant of options to directors, officers and employees during the year ended December 31, 2001 from $2,126,005 for the year ended December 31, 2000. General and administrative expenses from discontinued operations amounted to $234,284 for the year ended December 31, 2001, compared with $169,866 for the year ended December 31, 2000. The Company recorded provisions for uncollectible accounts of $159,216 for the year ended December 31, 2001, compared with $96,629 for the year ended December 31, 2000. Professional fees were $60,977 for the year ended December 31, 2001, compared with $28,056 for the year ended December 31, 2000. There was $116,515 in travel and accommodation expenses for the year ended December 31, 2001, compared with $73,516 for the year ended December 31, 2000.

General and Administrative Expenses From Continuing Operations. General and administrative expenses from continuing operations consists of provisions for uncollectible advances to GrowthExperts, management compensation, professional fees, telephone expense and other general corporate expenses. General and administrative expenses from continuing operations were $1,007,182 for the year ended December 31, 2001, compared with no general and administrative expenses from continuing operations for the year ended December 31, 2000. This increase in general and administrative activity from continuing operations reflects the operations of the parent company, ASPi, which was not a related company with GrowthExperts during the comparative period. The Company wrote-off $536,973 in advances made to GrowthExperts during the year ended December 31, 2001, compared with no such write-offs for the year ended December 31, 2000. The Company wrote-off the advances because GrowthExperts filed an assignment into bankruptcy on December 5, 2001 and the Company believes it will be unable to collect on any past advances. Professional fees were $71,039 for the year ended December 31, 2001, compared with no professional fees for the year ended December 31, 2000. The professional fees relate to the costs associated with the Company's periodic reporting obligations. Management fees were $40,500 for the year ended December 31, 2001, compared with no management fees for the year ended December 31, 2000. Non-cash stock-based compensation costs were $223,350 for the year ended December 31, 2001, compared with no non-cash stock-based compensation costs for the year ended December 31, 2000. The non-cash stock-based compensation cost is due to the grant of options to management of the Company during the third quarter of 2001. The charge represents the difference between the reported fair market value of the Company's common stock as reported on the OTCBB on the date of grant and the exercise price of the option. This compensation cost is presented as an addition to additional paid-in capital.

Interest, net. Net interest costs from continuing operations were $125,607 for the year ended December 31, 2001, including $112,560 relating to the issuance of warrants in conjunction with the conversion of a convertible note payable to equity during the period. This compares with no interest costs from continuing operations for the year ended December 31, 2000.

Liquidity and Capital Resources

As of December 31, 2001, the Company's consolidated cash position was $271, and the consolidated working capital deficit was $580,837, compared with a consolidated cash position of $2,437 and a consolidated working capital deficit of $865,205 as of December 31, 2000.

Since inception, the Company has financed its operations from capital contributions from shareholders and the issuance of subordinated convertible notes or promissory notes. During the year ended December 31, 2001, the Company received gross proceeds of $358,000 from the sale of common stock, $150,000 from the preacquisition advances to GrowthExperts from ASPi and $87,000 from the issuance of promissory notes. This compares with the receipt of gross proceeds of $184,449 from the sale of common stock for the year ended December 31, 2000. The Company currently has sufficient working capital to support its current minimum operations through April 2002.

The Company incurred net capital expenditures of $98,125 for the year ended December 31, 2001, compared with no capital expenditures for the year ended December 31, 2000. These expenditures were primarily for communication equipment associated with the Company's discontinued operations. The Company purchased furniture and equipment in the amount of $140,617 under existing equipment financing agreements during the year ended December 31, 2001, compared with purchases of $1,807,127 for the year ended December 31, 2000. The purchase of furniture and equipment under financing agreements is a non-cash transaction and is reflected as an increase in equipment financing payable.

Net cash used in operating activities was $222,282 for the year ended December 31, 2001, including a net loss of $2,054,795 and an increase in payables of $1,343,749. This compares with net cash provided by operating activities of $3,223 for the year ended December 31, 2000, including a net loss of $2,711,583 and an increase in payables of $639,547. For the year ended December 31, 2001, the Company recorded non-cash expenses of $1,656,035 relating to the issuance of stock options to employees and non-employee consultants, a charge of $1,748,878 for the write down of assets, a provision for uncollectible accounts and advances of $696,189, a charge of $112,560 for the issuance of warrants on the conversion of a previously issued convertible note payable, and a gain on the involuntary disposal of assets of $3,796,628 as a result of GrowthExperts filing an assignment into bankruptcy. This compares with non-cash transactions of $2,126,005 relating to the issuance of stock options to employees and non-employee consultants and bad debt expenses of $121,452 for the year ended December 31, 2000. The Company plans to increase its operating expenditures for SETI in the future in order to expand its operations if adequate funds can be obtained.

The Company was in default for principal and interest payments on the $125,000 convertible note payable and $137,000 in loans payable as of December 31, 2001. Subsequent to the year ended December 31, 2001, the $125,000 convertible note payable together with accrued interest of $24,385, was converted into 149,385 shares of the Company's common stock and $87,000 of the loans payable, together with accrued interest of $5,058, was converted into 92,058 shares of the Company's common stock. The Company intends to pay the balance of the $50,000 loan payable in arrears if it obtains further funding.

The Company anticipates that it will require an additional $1.5 million in order to make capital expenditures and fund SETI's operations of the Company over the next twelve months, including the production of SETI's products. There can be no assurance, however, that such financing will be available to the Company or, if it is, that it will be available on terms acceptable to the Company and will be sufficient to fund cash needs until the Company reaches profitable operations and positive cashflows. If the Company is unable to obtain the financing necessary to support its operations, it may be unable to continue as a going concern. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital and substantial doubt exists regarding the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved for issuance Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for the fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not been previously issued. The Company does not expect SFAS 142 to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS 143 will have a significant impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is effective for the fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial position and results of operations.

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

None.

                                    PART III

Item 10.  Directors and Officers of the Registrant

The following table sets forth certain information, as of April 9, 2002, concerning the Company's executive officers, directors and key employees of the
Company:

Name                   Age       Position with the Company

Kelly Fielder           32       President, Chief Executive
                                 Officer, Chief Financial Officer,
                                 Secretary, Treasurer, Chairman and
                                 a Director


Kelly Fielder has been an officer and director of SETI since its inception and has served as the President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director of the Company since March 22, 2002. Mr. Fielder is also the President of IRG Services Ltd. ("IRG"), an investor relations firm based in Vancouver, British Columbia which he formed in 1996. IRG provides corporate finance services to publicly listed companies in North America. Between 1997 and July 1998 Mr. Fielder was Vice President of Development of Millenium Medical Supply, Inc. Throughout 1995 and part of 1996 Mr. Fielder was employed by publicly listed International Hi-Tech Industries Inc. where he provided corporate financial services.

The following provides certain information concerning the dates of service of the former and present management of the Company during 2001 and 2002.

Name                    Position                               Period of Service

Kelly Fielder          Chief Executive Officer, President,        Since 3/02
                       Chief Financial Officer, Secretary,
                       Treasurer and  Director

Greg Kular             Chief Operating Officer                   7/01 to 4/02

Michelle Braun         Vice President of Marketing               7/01 to 4/02

Patrick McGrath        Chief Financial Officer                   4/99 to 7/01
                                                                12/01 to 3/02
                       Secretary                                 4/99 to 3/02
                       Treasurer                                 3/00 to 3/02
                       Director                                  9/00 to 3/02

Mitchell Eggers        Vice President of Business Development    7/01 to 2/02
                       and Director

Bruce Francom          Chief Technology Officer                  7/01 to 2/02

Alan Stier             Director                                 11/01 to 1/02

Scott Dow              Director of Business Development,          7/01 to1/02
                       Chairman and Director

F. Thomas Winters III  Chief Executive Officer, President and     7/01 to1/02
                       Director

Patrick Hanna          Chief Financial Officer                  7/01 to 12/01

Damon Poole            Chief Executive Officer, President        6/00 to 7/01
                       Director                                  6/00 to 9/01

Raeanne Steele         Vice president of Sales and Marketing    1/99 to 11/00
                       Director                                  6/99 to 7/01

Each director of the Company is elected at our annual meeting of stockholders and serves until his or her successor is duly elected and qualified, unless his or her office is earlier vacated in accordance with the Bylaws of the Company. The executives are appointed by the board of directors and serve in office until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

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

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2001, certain of the Company's directors and officers and all of the persons known to the Company to own more than ten percent (10%) of the Company's common stock, filed, on a timely basis, the required beneficial ownership reports with the Securities and Exchange Commission.

Subsequent to the fiscal year ended December 31, 2001, statements of changes in beneficial ownership on Form 4 were not filed, on a timely basis, in connection with the termination of the exchange rights of the 10,500,000 Exchangeable Shares agreed upon on January 22, 2002 by Scott Dow, F. Thomas Winters III, Patrick Hanna, Greg Kular, Michelle Braun, and Bruce Francom, who were obligated to file on Form 4 on one occasion in connection with such agreed upon reductions.

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

The board of directors has not adopted a written charter for the Audit Committee, however, its responsibilities generally include recommending independent accountants to the Company to audit the Company's financial statements, discussing the scope and results of the audit with the independent accountants, reviewing the Company's interim and year-end operating results with the Company's executive officers and the Company's independent accountants, considering the adequacy of the internal accounting controls, considering the audit procedures of the Company and reviewing the non-audit services to be performed by the independent accountants. The Company anticipates that two (2) directors will be appointed to fill the vacancies on the Audit Committee in 2002.

Item 11.  Executive Compensation

The following table sets forth the compensation paid to the Company's current and previous Chief Executive Officer for the years ended December 31, 2001 and December 31, 2000.

                           Summary Compensation Table
                                                              Long-Term
                                                            Compensation
                                    Annual Compensation       Securities
Name and Principal Position        Salary    Bonus        Underlying Options

F. Thomas Winters III (1)    2001   90,000      -                   -
President, Chief             2000   15,000      -             300,000
Executive Officer, and a
director

Damon Poole (2)              2001     -         -                   -

President, Chief             2000     -         -                   -
Executive Officer,
Chairman and a director
------------

(1) Mr. Winters was appointed Chief Executive Officer of the Company in July 2001 and resigned in January 2002. Mr. Winters became Chief Executive Officer of GrowthExperts in November 2000 and the annual compensation figures are for fees paid directly by GrowthExperts.

(2) Mr. Poole was appointed Chief Executive Officer in June 2000 and resigned in July 2001. Upon Mr. Poole's appointment as Chief Executive Officer, he agreed to serve in such capacity without receiving any compensation from the Company.

Option Grants in Last Fiscal Year

     The following table sets forth certain information regarding stock option grants to the Company's current and previous Chief Executive Officer during the year ended December 31, 2001. The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of its term. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect the Company's projection or estimate of future stock price growth. Potential realizable values are computed by:

o multiplying the number of shares of common stock subject to a given option by the exercise price;

o assuming that the aggregate stock value derived from that calculation compounds at the annual five percent (5%) or ten percent (10%) rate shown in the table for the entire ten (10) year term of the option; and

o    subtracting from that result the aggregate option exercise price.

                              Option Grants in 2001

                                Individual Grants
                    -------------------------------------------------


                                                                        Potential
                                    Percent of                          Realizable
                       Number of      Total                          Value at Assumed
                      Securities     Options    Exercise             Annual Rates of
                      Underlying    Granted to    Price   Expiration   Stock Price
                       Options      Employees   (per         Date      Appreciation
                       Granted      in Fiscal    share)              for Option Term
                                      Year
Name                                                                     5%       10%
----                                                                 ----------------

F. Thomas Winters         -             -           -         -         -        -
III

Damon Poole               -             -           -         -         -        -





Option Exercises and Fiscal Year-End Values

The following table sets forth for each of the Company's current and previous Chief Executive Officer the number of shares acquired upon exercise of stock options during the year ended December 31, 2001 and the number of shares subject to exercisable and unexercisable stock options held at December 31, 2001.

                       Aggregated Option Exercises in 2001
                           and Year-End Option Values


                                                   Number of
                                             Securities Underlying
                                              Unexercised Options           Value of Unexercised
                     Shares                           at                    In-the-Money Options at
                    Acquired                   December 31, 2001            December 31, 2001(1)
                       on      Value
Name                Exercise  Realized     Exercisable  Unexercisable    Exercisable     Unexercisable

F. Thomas Winters       -     $      -       300,000              -         $              $    -
III                                                           84,000
Damon Poole             -     $      -             -               -        $    -         $    -



(1) The value of unexercised in-the-money options at December 31, 2001 was based on $0.95 per share, the closing price of the Company's common stock at such time, less the exercise price per share.

Compensation of Directors

Directors of the Company do not receive cash compensation for their services as directors or members of committees of the board of directors, but are reimbursed for their reasonable expenses incurred in attending board of director or committee meetings.

The Company's 1999 Stock Option Plan, as amended (the "Plan"), permits the grant of options for the purchase of shares of common stock to directors of the Company. Four grants of options were made to directors of the Company under the

Plan during the year ended December 31, 2001. On July 5, 2001 Mitchell Eggers was granted 50,000 options and Patrick McGrath was granted 100,000 options to purchased shares of the Company's common stock at an exercise price of $2.00 per share. On November 6, 2001, Mitchell Eggers was granted 50,000 options and Alan Stier was granted 100,000 options to purchased shares of the Company's common stock at an exercise price of $1.64 per share. All option grants under the Plan for the year ended December 31, 2001 were issued at fair market value on the day of grant. Subsequent to year end, 200,000 of the above mentioned options were cancelled.

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

Under the Omnibus Budget Reconciliation Act of 1993, the federal income tax deduction for certain types of compensation paid to the chief executive officer and four other most highly compensated executive officers of publicly held companies is limited to $1 million per officer per fiscal year unless such compensation meets certain requirements. The Committee is aware of this limitation and believes no compensation paid by the Company during 2001 exceeded the $1 million limitation.

                                               THE BOARD OF DIRECTORS
                                               Kelly Fielder

Performance Graph

Set forth below is a graph comparing the cumulative total return to stockholders on the Company's common stock with the cumulative total return of the Nasdaq Composite Index and the Russell 2000 SmallCap Index for the period beginning on March 31, 1999 (the date the Company began to be actively quoted on the OTCBB), and ended on December 31, 2001.


                                    March 31, 1999          December 31, 2001
                                    --------------          -----------------

       ASPi Europe, Inc.                $100.00                $  17.46
       NASDAQ Composite Index           $100.00                $  84.78
   Russell 2000 SmallCap Index          $100.00                $ 122.61

The total return on the common stock and each index assumes the value of each investment was $100 on March 31, 1999, and that all dividends were reinvested, although dividends have not been declared on the Company's common stock. Return information is historical and not necessarily indicative of future performance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of April 9, 2002, by
(i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                            Number of Shares   Percent of Total
                                            Benefically Owned   Shares Owned(3)
                                            -----------------  ----------------

Kelly Fielder (4)...........                       4,638,531          19.23%
Spectrum Meditech Inc. (5)..                       2,899,083          12.02%
Mick Kolassa................                       2,899,083          12.02%
All Directors and Officers as a group             10,436,697          43.27%


(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after April 9, 2002, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other person. Applicable percentage ownership based on aggregate common stock outstanding as of April 9, 2002, together with the applicable options of such shareholder.

(3) Based upon an aggregate of 24,124,312 shares of Company's common stock issued and outstanding as of April 9, 2002. 15,800,000 shares of the Company's common stock issued and outstanding as of April 9, 2002, are contingent shares held in escrow.

(4) Represents 4,638,531contingent shares held directly by Mr. Fielder in escrow.

(5) Represents 2,899,083 contingent shares held directly by Spectrum Meditech Inc. in escrow. Mr. Fielder is also a director and officer of Spectrum Meditech Inc.

(6) Represents 2,899,083 contingent shares held directly by Mr. Kolassa in escrow.

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

On January 22, 2002, the Company entered into a Stock Redemption and Settlement Agreement (the "Redemption Agreement") with Scott Dow, the then Chairman of the Company, and F. Thomas Winters III, the then Chief Executive Officer of the Company, under which the parties agreed to a mutual release of liability in consideration for, among other things, the redemption of 2,944,611 Exchangeable Shares that Mr. Dow and Mr. Winters owned or had control over, stock options for 300,000 shares of the Company's common stock which Mr. Winters had the right to purchase and the release of Mr. Dow and Mr. Winters from their personal guarantees on a $150,000 promissory note issued by the Company to GrowthExperts on May 1, 2001. In conjunction with the Redemption Agreement, Mr. Winters and Mr. Dow resigned as officers and directors of the Company.

On February 28, 2002, the Company entered into a Stock Redemption and Settlement Agreement (the "Francom Redemption Agreement") with Bruce Francom, the then Chief Technology Officer of the Company, under which the parties agreed to a mutual release of liability in consideration for, among other things, the redemption of 394,058 Exchangeable Shares that Mr. Francom owned or had control over and 30,000 stock options Mr. Francom had the right to purchase. In conjunction with the Francom Redemption Agreement, Mr. Francom resigned as an officer of the Company.

In conjunction with Mitchell Eggers resignation on February 5, 2002, Mr. Eggers agreed to convert outstanding fees and expenses owed to him by the Company, amounting to $50,200, into 50,200 shares of the Company's common stock. On March 1, 2002, Patrick McGrath, the Company's Chief Financial Officer, Secretary and Treasurer, agreed to convert $45,000 in accrued fees into 45,000 shares of the Company's common stock.

On March 25, 2002, the Company and SETI executed and closed a Stock Purchase Agreement to contingently acquire all of the issued and outstanding equity securities of SETI in exchange for 15,800,000 contingent shares of common stock of the Company. Kelly Fielder, the Chief Executive Officer and sole Director of the Company at the time is also the Chief Executive Officer and Director of SETI.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. The following financial statements of the Registrant and the Report of Independent Certified Public Accountants thereon are included herewith in Item 8 above:

                                                                         Page
Report of Independent Certified Public Accountants..............          F-1
Consolidated Balance Sheets...............................................F-2
Consolidated Statements of Operations and Other Comprehensive Loss........F-3
Consolidated Statement of Changes in Stockholders' Deficit................F-4
Consolidated Statements of Cash Flows.....................................F-5
Notes to Consolidated Financial Statements................................F-7

2. Consolidated financial statement schedules and Report of Independent Accountants in those schedules are included as follows:

Not Applicable.

3.    Exhibits:


Exhibit
Number      Description

2.1(3)      Agreement  and Plan of Merger  dated as of December 7, 2000 by and between the registrant and ASPi Europe, a Delaware corporation
2.2(2)      Letter  of  Intent  dated  January  11,  2000 by and  between  the registrant,  Digital Snaps Inc.,  Alternative Funding Inc., Gordon
            Kleaman, Ayaz Virani, Harold Forzley, and Premier Financial
2.3(4)      Amalgamation  and  Re-Organization  Agreement  among ASPi  Europe,
            Inc.,  ASPi Alberta  Holdings  Inc. and  GrowthExperts  Group Inc.
            dated June 11, 2001
2.4(4)      Amending Agreement among ASPi Europe,  Inc., ASPi Alberta Holdings
            Inc. and GrowthExperts Group Inc. dated June 29, 2001
2.5(4)      Voting and Exchange Agreement among ASPi Europe, Inc.,
            GrowthExperts Group Inc., Clark, Wilson Barristers & Solicitors,
            ASPi Alberta Holdings Inc. and the shareholders of GrowthExperts
            Group Inc. dated June 11, 2001
2.6(4)      Support  Agreement among ASPi Europe,  Inc., ASPi Alberta Holdings
            Inc. and GrowthExperts Group Inc. dated June 11, 2001
2.7         Amendment Agreement to Support Agreement among ASPi Europe,  Inc.,
            GrowthExperts Group Inc. and Scott Dow dated January 22, 2002
2.8         Amendment  Agreement to Voting and Exchange  Agreement  among ASPi
            Europe,  Inc.,  GrowthExperts  Group  Inc.  and  Scott  Dow  dated
            January 22, 2002
2.9(6)      Stock Purchase  Agreement among ASPi Europe,  Inc., Kelly Fielder,
            Vera Neate,  Charles Evans, Kent Couillard,  J. Hatzikalfas,  John
            Cooper,  Maracaibo,  Ltd.,  Spectrum  Meditech  Inc., E. M. (Mick)
            Kolassa,  Bill Lobb,  Doug Paul, and Kevin  Patterson  dated March
            25, 2002
3.1(2)      Certificate of Incorporation
3.2(2)      Bylaws
3.3         Amended Articles of Amalgamation of GrowthExperts Group Inc.
4.1(1)      Form of Common Stock Share Certificate
4.2(5)      Form of Unit Subscription Agreement
4.3(5)      Form of Registration Rights Agreement

4.4(5)      Form of Warrant to Purchase Common Stock at $1.50 per share
4.5(5)      Form of Warrant to Purchase Common Stock at $2.00 per share
10.1(1)     1999 Stock Option Plan
10.2(1)     Form of Stock Option Agreement
10.3(4)     Form of Amended and Restated Stock Option Certificate
10.4        Stock  Redemption  and  Settlement  Agreement  by and between ASPi
            Europe,  Inc,  Scott Dow and F. Thomas  Winters III dated  January
            22, 2002
10.5        Stock  Redemption  and  Settlement  Agreement  by and between ASPi
            Europe and Bruce Francom dated February 28, 2002

(1) Incorporated by reference to the Company's Registration Statement on Form 10 (No. 000-26809)
(2)  Incorporated  by  reference to the  Company's  Form 8-K filed on January 2,
     2001.
(3)  Incorporated  by  reference  to the  Company's  Form 10-K filed on March 1,
     2001.
(4)  Incorporated by reference to the Company's Form 8-K filed on July 24, 2001.
(5)  Incorporated  by reference to the  Company's  Form 10-Q filed on August 14,
     2001.
(6)  Incorporated by reference to the Company's Form 8-K filed on April 4, 2002.

4.    Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal year 2001.

                                                            ASPi Europe, Inc.










                                            Consolidated Financial Statements

                                 Years ended December 31, 2001, 2000 and 1999

                                                            ASPi Europe, Inc.











                                            Consolidated Financial Statements


                                 Years ended December 31, 2001, 2000 and 1999

                                                       ASPi Europe, Inc.



                                                               Contents


            Report of Independent Certified Public Accountants..........    1

            Financial Statements

              Consolidated Balance Sheets...............................    2

              Consolidated Statements of Operations and
              Other Comprehensive Loss                                      3

              Consolidated Statement of Changes in Stockholders' Deficit    4

              Consolidated Statements of Cash Flows.....................5 - 6

              Notes to Consolidated Financial Statements................7 - 17

Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of ASPi Europe, Inc.

We have audited the accompanying consolidated balance sheets of ASPi Europe, Inc. and its subsidiary ("the Company") as of December 31, 2001 and 2000 and the related statements of operations and other comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of ASPi Europe, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and other comprehensive loss and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses of $5.1 million. In addition, in December 2001, the Company's only operating subsidiary, GrowthExperts Group Inc. filed an assignment into bankruptcy which transferred control of substantially all of the Company's assets and liabilities to the bankruptcy trustee. Future obligations, if any, that may arise as a result of this bankruptcy filing or the cancellation of exchangeable shares issued in connection with the acquisition of GrowthExperts have not been identified or recorded in these consolidated financial statements. Also, future revenue sources have not been secured and future operations are dependent upon the Company's ability to raise significant amounts of working capital to fund business acquisitions and overhead expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BDO Seidman, LLP
Seattle, Washington

April 5, 2002

                                                               ASPi Europe, Inc.
                                                     Consolidated Balance Sheets

December 31,                                                2001         2000
--------------------------------------------------------------------------------

ASSETS

Current Assets
  Cash and cash equivalents                              $      271   $    2,437
  Accounts receivable, net                                        -      300,978
  GST receivable                                                  -      158,837
  Due from related parties                                        -       13,918
  Prepaid expenses                                                -        9,126
--------------------------------------------------------------------------------

Total Current Assets                                            271      485,296

Furniture and equipment, net                                      -    1,502,317
--------------------------------------------------------------------------------

Total Assets                                             $      271   $1,987,613
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Checks in excess of funds                              $        -   $    5,826
  Accounts payable                                          195,324      692,889
  Due to related parties                                     93,888        1,403
  Convertible note payable                                  146,687            -
  Loan payable                                              145,209            -
  Current portion of equipment financing                          -      533,993
  Accrued payroll                                                 -      116,390
--------------------------------------------------------------------------------
Total Current Liabilities                                   581,108    1,350,501

Equipment financing, net of current portion                       -    1,051,345
--------------------------------------------------------------------------------

Total liabilities                                           581,108    2,401,846
--------------------------------------------------------------------------------

Stockholders' Deficit
  Common stock, $.001 par value; 50,000,000 shares
   authorized, 18,213,147 and 5,976,211 issued and
   outstanding                                               18,213        5,976
  Additional paid in capital                              4,525,087    2,649,133
  Deficit accumulated                                    (5,124,137) (3,031,888)
  Cumulative foreign currency translation adjustment              -     (37,454)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                                (580,837)   (414,233)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit              $      271   $1,987,613
--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                             ASPi Europe, Inc.
              Consolidated Statements of Operations and Other Comprehensive Loss

                                                      Year ended
                                                     December 31,
                                          ------------------------------------
                                             2001        2000        1999
------------------------------------------------------------------------------

 OPERATING EXPENSES
  Provision   for   uncollectible
 advances                                   $ 536,973   $       -   $       -
  General and administrative                  344,602           -           -
  Interest expense, net                       125,607           -           -
------------------------------------------------------------------------------

 Total operating expenses                   1,007,182           -           -
------------------------------------------------------------------------------


 Loss from continuing operations           (1,007,182)          -           -

 DISCONTINUED OPERATIONS
  Loss     from      discontinued
 operations                                (4,844,241) (2,711,583)   (319,282)
  Gain  on  involuntary  disposal
 of net liabilities                         3,796,628           -           -
------------------------------------------------------------------------------
 Net   loss   from   discontinued
 operations                                (1,047,613) (2,711,583)   (319,282)
------------------------------------------------------------------------------


 Net loss                                 $(2,054,795)$(2,711,583)  $(319,282)
------------------------------------------------------------------------------

 Net loss                                $(2,054,795) $(2,711,583)  $(319,282)

 Foreign   currency   translation         -               (41,868)      4,414
 adjustment
------------------------------------------------------------------------------


 Comprehensive loss                      $(2,054,795) $(2,753,451)  $(314,868)
------------------------------------------------------------------------------

 Net loss per share -
  Continuing operations                     $    (.08)  $      -    $       -
  Discontinued operations                        (.08 )    (0.48)       (0.08)
------------------------------------------------------------------------------

 Net loss per  share - basic  and
 diluted                                    $    (.16)  $   (0.48)  $   (0.08)
------------------------------------------------------------------------------

 Weighted average number
   of shares of common
   stock outstanding                       12,821,857   5,669,257   3,900,958
------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements

                                                            ASPi Europe, Inc.
                             Consolidated Statement of Stockholders' Deficit

                                Common Stock


                                                                                      Cumulative
                                                          Additional                Foreign Currency
                                                          Paid-in     Accumulated     Translation
                                 Shares       Amount      Capital       Deficit       Adjustment         Total
 --------------------------------------------------------------------------------------------------------------

 ASPi Europe, Inc.

 Balance, December 31, 1998    $3,714,750    $ 3,715      $ (3,709)    $   (1,023)       $     -      $ (1,017)

 Sale of common stock for
 cash                           1,552,039      1,552       241,301              -              -       242,853

 Stock-based compensation               -          -        71,095              -              -        71,095

 Foreign currency
   translation                          -          -             -              -          4,414         4,414

 Net loss                               -          -             -       (319,282)             -      (319,282)
 --------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1999     5,266,789    $ 5,267      $308,687      $(320,305)      $  4,414      $ (1,937)

Sale of common stock for
cash                              324,010        324       184,126              -              -       184,450

 Conversion of note payable
   to common stock                154,782        154        30,545              -              -        30,699

 Exercise of stock options
   for cash                       230,630        231          (230)             -              -             1

 Stock-based compensation               -          -     2,126,005              -              -     2,126,005

 Foreign currency
   translation                          -          -             -              -        (41,868)      (41,868)

 Net loss                               -          -             -     (2,711,583)             -    (2,711,583)
 -------------------------------------------------------------------------------------------------------------
 Balance, December 31, 2000     5,976,211    $ 5,976    $2,649,133    $(3,031,888)      $(37,454)    $(414,233)

 Exercise of stock options
   for cash                     3,773,789      3,773         3,038              -              -         6,811

 Common stock issued in
   connection with reverse
   acquisition                  7,172,647      7,173      (442,238)             -              -      (435,065)

 Conversion of notes
   payable                        167,500        168       167,332              -              -       167,500

 Issuance of warrants in
   connection with
   convertible debt                     -          -       112,560              -              -       112,560

 Issuance of common stock
   for cash                       358,000        358       357,642              -              -       358,000

 Issuance of common stock
   in connection with
   reverse acquisition            750,000        750          (750)             -              -             -

 Stock issued for financial
   services                        15,000         15        22,335              -              -        22,350

 Stock-based compensation               -          -     1,656,035              -              -     1,656,035

 Reclassification of
   foreign currency
   translation                          -          -             -        (37,454)        37,454             -

 Net loss                               -          -             -     (2,054,795)             -    (2,054,795)
 ---------------------------------------------- ---------------------------------------------------------------

 Balance, December 31, 2001    18,213,147   $ 18,213    $4,525,087    $(5,124,137)  $          -     $(580,837)
 --------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                                                            ASPi Europe, Inc.
                                         Consolidated Statement of Cash Flows

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                       Year Ended
                                                      December 31,
                                           ------------------------------------
                                              2001        2000        1999
-------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net loss                                   $(2,054,795)$(2,711,583)$(319,282)
  Adjustments to reconcile net loss to
net
    cash used in operating activities:
   Depreciation                                300,063     191,989           -
   Stock based compensation expense          1,656,035   2,126,005      71,095
   Write down of assets                      1,748,989           -           -
   Gain on involuntary disposal of net
liabilities of subsidiary                   (3,796,628)          -           -
   Stock issued relating to financial
services rendered                               22,350           -           -
   Interest expense relating to
issuance of warrants                           112,560           -           -
   Provision for uncollectible advances        696,189     121,452       5,075
   Change in assets and liabilities,
net of business acquisition:
     Accounts receivable                      (862,557)   (410,460)    (17,022)
     GST receivable                            158,837     (37,129)     (7,048)
     Prepaid expenses                             (445)       (639)     (8,487)
     Due from related party, net                90,814     (15,516)      2,328
     Accounts payable                        1,343,749     639,547      52,994
     Accrued payroll                           270,952      99,557      16,833
     Accrued interest on notes payable          32,396           -           -
     Accrued interest on equipment
financing                                       59,209           -           -
-------------------------------------------------------------------------------

Net Cash Provided by (Used in)
Operating Activities                          (222,282)      3,223    (203,514)
-------------------------------------------------------------------------------

Cash Flows From Investing Activities
  Purchase of furniture and equipment          (98,125)          -           -
  Business acquisition, net of cash           (245,065)          -           -
-------------------------------------------------------------------------------

Net Cash Used in Investing Activities         (343,190)          -           -
-------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Proceeds from issuing common stock           358,000     184,449     242,853
  Proceeds from stock options exercised          6,811           1           -
  Proceeds from loan payable                    87,000           -           -
  Repayment of equipment financing             (22,124)   (221,789)          -
  Preacquisition advances from ASPi to
GrowthExperts                                  150,000           -           -
  (Repayment) borrowings of notes
payable                                              -     (10,393)     41,572
  Change in bank overdrafts                       (291)      5,826         (19)
-------------------------------------------------------------------------------

Net Cash Provided by (Used in)
Financing Activities                           579,396     (41,906)    284,406
-------------------------------------------------------------------------------

Effect of Translation Adjustment on Cash       (16,090)    (44,186)      4,414

Net Increase (Decrease) in Cash and
Cash Equivalents                                (2,166)    (82,869)     85,306

Cash and Cash Equivalents, beginning of
period                                           2,437      85,306           -
-------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period     $     271   $   2,437   $  85,306
-------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

                                                         ASPi Europe, Inc.
                                     Consolidated Statement of Cash Flows


                                                       Year Ended
                                                      December 31,
                                         --------------------------------------
                                              2001        2000        1999
-------------------------------------------------------------------------------

Cash paid during the period for
interest                                     $   4,232   $  47,861   $   2,603

Non-Cash Investing and Financing
Activities:
  Purchase of financed furniture
and equipment                                $ 140,617   $1,807,127  $       -
  Conversion of notes payable to
common stock                                 $ 167,500   $  30,700   $       -
  Stock issued in reverse
acquisition
     Cash                                    $     625   $       -   $       -
     Prepaid expenses                        $     500   $       -   $       -
     Accounts receivable -
GrowthExperts                                $ 151,973   $       -   $       -
     Accounts payable                        $(164,586)  $       -   $       -
     Due to related party                    $ (64,824)  $       -   $       -
     Convertible notes payable               $(306,575)  $       -   $       -
     Loan payable                            $ (52,178)  $       -   $       -
-------------------------------------------------------------------------------
                                             $(435,065)  $       -   $       -
-------------------------------------------------------------------------------
           See accompanying notes to consolidated financial statements

                                                          ASPi Europe, Inc.

Notes to Consolidated Financial Statements

NOTE 1: Description of Business and Summary of Significant Accounting Policies

Operations - ASPi Europe, Inc. ("the Company" or "ASPi") was incorporated in the State of Florida on August 17, 1984, and on December 19, 2000, redomiciled to the state of Delaware.

Business Combination - On July 9, 2001, the Company completed an amalgamation and re-organization agreement (the "Amalgamation Agreement") to acquire GrowthExperts Group Inc., an Alberta, Canada corporation ("GrowthExperts") for total consideration of 9,750,000 exchangeable shares that were exchangeable at any time, at the holder's option, for shares of the Company's $0.001 par value common stock on a one-for-one basis. The Amalgamation Agreement also provided for the further issuance of 750,000 exchangeable shares on October 7, 2001 due to the Company's failure to raise an additional $750,000 in gross proceeds within 90 days of the closing of the Amalgamation Agreement.

The acquisition of GrowthExperts was treated as a reverse acquisition whereby the Company was acquired by GrowthExperts, and retained the ASPi Europe, Inc. name. For legal purposes, GrowthExperts remains a wholly-owned subsidiary of the Company. The consolidated results of operations include that of both companies from the date of acquisition, July 9, 2001, forward. The financial statements for the period prior to the date of acquisition are those of GrowthExperts. The equity section of the balance sheet and the net loss per share of the Company are retroactively restated to reflect the effect of the exchange ratio established in the Amalgamation Agreement.

GrowthExperts, a provider of outsourced Customer Relationship Management ("CRM") services, was incorporated in Alberta, Canada on June 12, 1998. GrowthExperts offers its clients multi-channel customer interactive solutions that manage the relationship between its clients and their customers.

On December 5, 2001, GrowthExperts filed an assignment into bankruptcy and ceased all operations. As a result, the operations of GrowthExperts are reported as discontinued operations as discussed in Note 3.

On January 22, 2002, the exchangeable shareholders of GrowthExperts, at a meeting of the exchangeable shareholders, voted in favor of terminating their voting and exchange rights such that the exchangeable shares were no longer exchangeable into shares of the Company's common stock. The Company simultaneously agreed to release certain exchangeable shareholders and certain former management of GrowthExperts from any and all obligations arising from, or in any way related to, the Amalgamation Agreement.

Principles of Consolidation - The consolidated financial statements of the Company include the accounts of its subsidiaries after elimination of intercompany balances and transactions.

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

Furniture and Equipment - Furniture and equipment are stated at cost. Depreciation and amortization are computed utilizing straight-line methods over estimated useful lives ranging from 3 to 5 years. Repairs and maintenance are charged to expense as incurred while additions and betterments are capitalized. In conjunction with the assignment into bankruptcy of GrowthExperts, the Company transferred title and possession of all furniture and equipment held by GrowthExperts, to the bankruptcy trustee.

Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable based on undiscounted cash flows. An impairment is recognized to the extent that the sum of undiscounted estimated future cash flows expected to result from use of the assets is less than the asset's carrying value.

Foreign Currency - The financial position and results of operations of the Company's Canadian subsidiary, GrowthExperts, was measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at period-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the periods. Gains or losses resulting from the translation of foreign currency financial statements are accumulated as a separate component of stockholders' deficit. As the operations of GrowthExperts were discontinued, the foreign currency translation adjustment was reclassified to gain on involuntary disposal of assets.

Comprehensive Operations - In February 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. Foreign currency translation adjustments previously reported in comprehensive operations have been reclassified to net loss from discontinued operations.

Fair Value of Financial Instruments - The Company's financial instruments include cash, accounts receivable and notes payable, which due to the nature and duration of the financial instruments, approximates their fair value.

Revenue Recognition - The Company recognizes revenues on programs as services are performed, generally based on hours worked.

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

Recent Accounting Pronouncements - In June 2001, the FASB approved for issuance SFAS 141, Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB approved for issuance SFAS 142, Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for the fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not been previously issued. The Company does not expect SFAS 142 to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS 143 will have a significant impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is effective for the fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial position and results of operations.

NOTE 2: Going Concern

The Company has accumulated losses of $5.1 million through December 31, 2001. On December 5, 2001, the Company's wholly-owned operating subsidiary, GrowthExperts, filed an assignment into bankruptcy, which effectively transferred control of all the GrowthExperts' assets and obligations to the bankruptcy trustee and ceased all operating activities of the Company's only operating subsidiary.

The Company is looking for a new business opportunity and raised $40,000 subsequent to year-end to sustain minimum operations through April 2002. On March 25, 2002, the Company contingently acquired all the outstanding securities of Sharps Elimination Technologies Inc. ("SETI") in a reverse acquisition whereby SETI will become the acquiring party for accounting purposes. Consideration offered by the Company consisted of contingent shares of the Company's common stock that would transfer approximately 65% of the voting control of the Company to the former SETI shareholders upon SETI meeting certain earnout conditions (see Note 14). The Company will continue to seek additional working capital to cover operational and overhead expenditures of the new business. However, there can be no assurance that the Company will be successful in its efforts to raise these funds.

NOTE 3: Discontinued Operations

On December 5, 2001, the Company's wholly-owned and only operating subsidiary, GrowthExperts, filed an assignment into bankruptcy, which effectively transferred control of all the GrowthExperts' assets and obligations to the bankruptcy trustee and ceased all its operating activities.

The net assets involuntarily disposed, recorded in the consolidated financial statements at December 31, 2001, include management's estimates in accordance with Accounting Principles Board (APB) Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and consist of the following assets and liabilities of the discontinued subsidiary
GrowthExperts:

At December 5, 2001                                         Amount
-----------------------------------------------------------------------

Assets
  Accounts receivable                                    $  596,434
  Furniture and equipment, net                              125,565
-----------------------------------------------------------------------
                                                            721,999

Liabilities
  Due to related party                                        1,605
  Checks written in excess of cash                          304,466
  Accrued payroll                                           387,342
  Advances from ASPi to GrowthExperts                       536,973
  Accounts payable                                        1,542,383
  Equipment financing debt                                1,745,858
-----------------------------------------------------------------------
                                                          4,518,627

Gain on involuntary  disposal of assets and  liabilities
of GrowthExperts                                          $3,796,628
-----------------------------------------------------------------------

The Company recorded a gain on the involuntary disposal of the assets and liabilities of GrowthExperts of $3,796,628 and losses from discontinued operations of $4,844,241 for the year ended December 31, 2001. The consolidated statements of operations for discontinued operations are as follows:

                                   Period from
                                 January 1, 2001
                                 through December 5,  Year ended December 31,
                                  ------------------------------------------
                                        2001           2000          1999
-----------------------------------------------------------------------------

 NET REVENUES                       $3,409,926      $3,155,679   $  55,337

 OPERATING EXPENSES
  Cost of services                   3,798,094       2,865,190     163,895
  Selling, general and
 administrative                      2,345,466       2,761,090     208,114
  Depreciation                         300,063         191,989           -
-----------------------------------------------------------------------------

 Total operating expenses            6,443,623       5,818,269     372,009
-----------------------------------------------------------------------------

 Operating loss from  discontinued
 operations                         (3,033,697)     (2,662,590)   (316,672)

 OTHER EXPENSES
  Write down of assets               1,748,989               -           -
  Interest expense, net                 61,555          48,993       2,610
-----------------------------------------------------------------------------
 Loss from discontinued operations $(4,844,241)   $ (2,711,583) $ (319,282)
-----------------------------------------------------------------------------

NOTE 4: Furniture and Equipment

Furniture and equipment consists of the following:

As of December 31,                                  2001           2000
-----------------------------------------------------------------------------

Computer & communications equipment             $       -      $ 1,390,260
Computer software                                       -          147,367
Furniture and fixtures                                  -          154,840
-----------------------------------------------------------------------------
Total                                                   -        1,692,467
Less: accumulated depreciation                          -          190,150
-----------------------------------------------------------------------------
Furniture and equipment, net                    $       -      $ 1,502,317
-----------------------------------------------------------------------------

NOTE 5: Equipment Financing

On December 22, 1999, the Company's operating subsidiary, GrowthExperts, entered into an equipment financing agreement with a telecommunications company for the purchase of computer software, computer hardware, telephone equipment and office furniture which was used in the delivery of GrowthExperts' inbound and outbound CRM services. Under the agreement, GrowthExperts could borrow up to $776,273. Advances of approximately $585,000 and $554,473 were outstanding under this agreement at the time of GrowthExperts' bankruptcy filing and at December 31, 2000.

On December 15, 2000, the Company's operating subsidiary, GrowthExperts, entered into a second equipment financing agreement with the same telecommunications company, under which GrowthExperts could borrow up to $1,171,843 to finance equipment and software purchase. Advances of approximately $1,161,000 and $1,030,865 were outstanding under this agreement at the time of GrowthExperts' bankruptcy filing and at December 31, 2000.

On December 5, 2001, by virtue of GrowthExperts filing an assignment into bankruptcy, the above described equipment financing agreements were effectively transferred to the bankruptcy trustee.

Long-term debt consisted of the following:

As of December 31,                                 2001           2000
----------------------------------------------------------------------------

Equipment  financing  payable,   interest  at     $     -     $  554,473
6.75%, payable over three years in monthly installments of $22,179, due February 2003, collateralized by the financed equipment.

Equipment financing payable, interest at                -      1,030,865
6.75%, payable over four years in monthly
installments of $33,481, due April 2005,
collateralized by the financed equipment.
----------------------------------------------------------------------------
                                                        -      1,585,338
Less:  Current portion                                  -        533,993
----------------------------------------------------------------------------
Long-term debt, net of current portion            $     -     $1,051,345
----------------------------------------------------------------------------

NOTE 6: Convertible Note Payable

On May 17, 2000, the Company issued $125,000 of convertible subordinated debt to a third party. The note had a maturity date of August 31, 2001 with interest accruing at the rate of 10% per annum through July 31, 2001 and 12.5% thereafter. The note is convertible into common stock at a price equal to 80% of the trading price of the common stock on the date such advance is converted. The outstanding principal plus accrued interest was $146,687 at December 31, 2001. On March 4, 2002, the note and related accrued interest was converted into 149,385 shares of the Company's common stock at an agreed-upon price of $1.00 per share. On the conversion date, 80% of the trading price of the common stock was $1.10.

On May 9, 2001, the Company entered into a subordinated convertible note for the principal amount of $165,000 with an interest rate of 10% with a third party. The principal and accrued and unpaid interest on the note was automatically convertible at the option of the Company upon closing of an equity financing with a conversion price equal to the price of the equity financing. On July 9, 2001, the Company completed an equity financing which resulted in the conversion of the note, in the principal amount of $165,000 plus interest of $2,500, into 167,500 shares of the Company's common stock. In connection with this conversion, the third party also received warrants to purchase 83,750 shares of common stock exercisable for a period of one year at a price per share of $1.50 and warrants to purchase 83,750 shares of common stock exercisable for a period of three years at a price per share of $2.00. The fair value ascribed to the warrants was $112,560 based on the Black-Scholes option-pricing model and such amount was recorded as interest expense and as an increase to additional paid-in capital.

NOTE 7: Loans Payable

On January 22, 2001, the Company issued a $50,000 promissory note to an individual. The note had a maturity date of May 18, 2001 with interest accruing at the rate of 10% per annum. On August 6, 2001, the note was amended such that the principal and accrued interest was due October 15, 2001 and the interest would accrue at 12.5% per annum effective July 31, 2001. The outstanding principal plus accrued interest was $55,223 at December 31, 2001, and is payable on demand.

On August 15, 2001, the Company issued a $50,000 promissory note to a third party. The note had a maturity date of November 30, 2001 with interest accruing at the rate of 12% per annum. The outstanding principal plus accrued interest was $52,268 at December 31, 2001. On March 13, 2002, the note and related accrued interest was converted into 53,452 shares of the Company's common stock.

On November 2, 2001, the Company issued a $37,000 promissory note to a third party. The note had a maturity date of November 30, 2001 with interest accruing at the rate of 12% per annum. The outstanding principal plus accrued interest was $37,718 at December 31, 2001. On March 15, 2002, the note and related accrued interest was converted into 38,606 shares of the Company's common stock.

NOTE 8: Lease Commitments

GrowthExperts leased three offices in the province of British Columbia, Canada. The leases had expiration dates ranging from July 2003 through March 2006. Rent expense under the agreements totaled $265,201, $121,243 and $17,950 for the years ended December 31, 2001, 2000 and 1999.

On December 5, 2001, by virtue of GrowthExperts filing an assignment into bankruptcy, the above described lease agreements were effectively transferred to the bankruptcy trustee.

NOTE 9: Securities Issues

On July 9, 2001, the Company completed the acquisition of GrowthExperts for total consideration of 9,750,000 exchangeable shares of the Company's $.001 par value common stock. The acquisition also provided for the further issuance of an additional 750,000 exchangeable shares on October 7, 2001 due to the Company's failure to raise an additional $750,000 in gross proceeds within 90 days of closing the acquisition. The exchangeable shares were exchangeable at any time, at the holder's option, for shares of the Company's common stock on a one-for-one basis.

In July and August of 2001, the Company sold 358,000 shares of common stock for an aggregate price of $358,000 to three investors. In connection with this sale, the Company issued one-year warrants to purchase 179,000 shares of common stock at an exercise price of $1.50 per share and three-year warrants to purchase 179,000 shares of common stock at an exercise price of $2.00 per share. In connection with this sale, the Company granted the investors certain registration rights with respect to 358,000 shares of the common stock and the underlying shares to be issued upon the exercise of the above described warrants.

On August 21, 2001, the Company issued 15,000 shares of Common Stock to a third party pursuant to an agreement executed on the same day. In connection with the issuance, the Company recorded compensation expense of $22,350 and an increase to additional paid-in capital, representing fair market value ascribed to issuance.

NOTE 10: Stock Options

The Company implemented a stock option plan ("the Plan") on July 1, 1999 for the benefit of its officers, directors and key employees. Under the terms of the Plan, the Company is authorized to grant options to purchase up to 1,000,000 shares of common stock. In addition, on July 9, 2001, the Company agreed to assume all options outstanding in GrowthExperts on amended terms which were issued outside of the Plan.
                                                                Weighted
                                              Number of          Average
                                                Shares        Exercise Price
--------------------------------------------------------------------------

Options outstanding at January 1, 1999
   (Inception)                                        -      $       -
Options granted                                 265,601            0.005
--------------------------------------------------------------------------

Options outstanding at December 31, 1999        265,601            0.005
Options granted                               2,659,368            0.109
Options exercised                              (230,630)           0.000002
Options expired                                 (19,131)           0.00001
--------------------------------------------------------------------------

Options outstanding at December 31, 2000      2,675,208      $     0.11

Options granted                               2,422,283            0.95
Options exercised                            (3,773,789)           0.002
Options expired                                (369,931)           1.75
--------------------------------------------------------------------------
Options outstanding at December 31, 2001        953,771      $     1.95
--------------------------------------------------------------------------

Options exercisable at December 31, 2001        794,108      $     1.76
--------------------------------------------------------------------------

As a result of the Company granting in the money options to its officers, directors and non-employees, the Company recognized stock-based employee compensation of $1,656,035, $2,126,005 and $71,095 for the years ended December 31, 2001, 2000 and 1999.

The following table summarizes information about stock options outstanding and exercisable under the Plan and outside the Plan at December 31, 2001:

Options Outstanding:

                    |----Options Outstanding----|  |---Options Exercisable---|
                     Number        Number
                   Outstanding   Weighted   Weighted Exercisabl Weighted
                      as of      Average    Average  as of     eAverage
     Range of       December   Contractual  Exercise December  Exercise
  Exercise Price    31, 2001       Life      Price   31, 2001    Price
--------------------------------------------------------------------------

 $ 0.0034 - $1.34   487,294        8.19      $ 0.67   487,594    $0.67
  $2.00 - $6.00     466,477        7.29      $ 3.29   306,514     $3.51
--------------------------------------------------------------------------

   $ 0.67 - 6.00    953,771         7.69      $1.95   794,108     $1.76
--------------------------------------------------------------------------

The fair value of each stock option is estimated on the date of grant using the minimum value pricing model with the following assumptions:


Year ended December 31,                         2001            2000
--------------------------------------------------------------------------
Dividend yield                                      0%             0%
Risk-free interest rate                          2.23%          5.85%
Expected volatility                            127.78%          0.00%
Expected life (years)                             8.2             9.4
Weighted average fair value of stock
options granted                              $    2.55       $   3.74
--------------------------------------------------------------------------

Under the accounting provisions of SFAS 123 for options granted to employees and directors, the Company's net loss and loss per share since inception of the Plan would have been adjusted to the pro forma amounts as indicated below.

Year ended December 31,                           2001         2000
-----------------------------------------------------------------------
Net loss                                               0%          0%
  As reported                                 $(2,054,795)  $(2,711,583)
  Pro forma                                   $(2,158,184)  $(2,837,862)
-----------------------------------------------------------------------

Loss per share -
basic and   diluted
  As reported                                      (.16)         (.48)
  Pro forma                                        (.17)         (.50)
-----------------------------------------------------------------------

Subsequent to year end, former officers and directors released the Company of all their interest or claims to any stock options, vested or unvested, including 537,000 vested options existing as of December 31, 2001.

NOTE 11: Stock Warrants

On March 17, 2000, the Company entered into an agency agreement, and issued 50,000 warrants exercisable at $14.50 for a period up to five years as consideration for signing the agreement. In July and August 2002, the Company issued warrants in conjunction with certain investors who purchased shares of the Company's common stock.

The following table summarizes information about warrants outstanding as of December 31, 2001:

Grant Date             Warrant Shares      Price      Expiration
                                                         date
------------------------------------------------------------------------

August 17, 2001            50,000         $  1.50   August 17, 2002

August 17, 2001            50,000         $  2.00   August 17, 2004
July 9, 2001              212,750         $  1.50   July 9, 2002
July 9, 2001              212,750         $  2.00   July 9, 2004
March 17, 2000             50,000         $ 14.50   March 17, 2005
------------------------------------------------------------------------
March 17, 2000            575,500
------------------------------------------------------------------------

NOTE 12: Income Taxes

The Company recorded no provision for income taxes as it has incurred substantial net operating losses for which management cannot establish that the future benefit of these net operating losses will be realized by the Company. Furthermore, the net operating losses incurred by the Company's wholly-owned operating subsidiary were included in the assets transferred to the bankruptcy trustee on December 5, 2001. Net losses incurred by the Company, excluding those of its bankrupt subsidiary, were minimal and have been fully reserved through a valuation allowance provided by the Company. No other deferred tax assets or liability exists as of December 31, 2001.

NOTE 13: Related Party Transactions

During 2001, GrowthExperts retained certain key employees under employment agreements with payments totaling $40,417 per month until December 5, 2001, when GrowthExperts filed an assignment into bankruptcy. The expense of these agreements totaled $410,211, $167,600 and $27,259 for the years ended December 31, 2001, 2000 and 1999. At December 31, 2001, the amounts owing under the employment agreements had been transferred to the bankruptcy trustee.

The Company retained two key members of the Company's management under informal consulting agreements with payments totaling $10,500 per month. The expense of these informal agreements totaled $40,500 for the period from July 9, 2001 to December 31, 2001. At December 31, 2001, $84,500 was due to related parties for past services rendered under these informal agreements.

The Company advanced $536,973 to GrowthExperts during the year ended December 31, 2001, of which $150,000 was advanced prior to the acquisition of GrowthExperts. The Company recorded a provision for these advances as collectibility was deemed unlikely after GrowthExperts' assignment into bankruptcy. Furthermore, subsequent to year end, the Company agreed to release certain exchangeable shareholders and certain former management of GrowthExperts from any and all obligations arising from, or in any way related to, the Amalgamation Agreement in exchange for the cancellation of the 10,500,000 exchangeable shares and related voting rights held by the exchangeable shareholders.

NOTE 14: Subsequent Events

On February 11, 2002, the Company entered into a letter of intent to acquire Sharps Elimination Technologies Inc. ("SETI"), a Delaware corporation based in Oxford, Mississippi that is focused on the prevention of needlestick injuries through the use of its exclusive license to develop, manufacture and sell the Needle-Ease(TM) device. Under the terms of the letter of intent, the Company will issue approximately 15,800,000 shares of its common stock in consideration for all of the issued and outstanding shares of capital stock of SETI. Following the closing of the transaction with SETI, SETI's former shareholders will control approximately 65% of the Company.

On March 25, 2002, the Company and SETI executed and closed a stock purchase agreement for the Company to contingently acquire all of the issued and outstanding equity securities of SETI in exchange for 15,800,000 contingent shares of common stock of the Company. The release of these contingent shares from escrow is contingent upon SETI meeting certain earnout conditions, which amongst other conditions, requires SETI to sell at least 6,000 of its model 3500P devices by the first anniversary date of the closing date of the stock purchase agreement. Should SETI not meet the conditions imposed by the stock purchase agreement to release the 15,800,000 contingent common shares of the Company from escrow, these shares will be returned to the Company for cancellation and all the shares of SETI received by the Company in this transaction will be returned to the former SETI shareholders.

Also on March 25, 2002, the Company sold 100,000 shares of common stock for an aggregate of $100,000 to one investor. In connection with this sale, the Company issued one-year warrants to purchase 50,000 shares of common stock at an exercise price of $1.50 per share and three-year warrants to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. In connection with this sale, the Company granted the investors certain registration rights with respect to 100,000 shares of the common stock and the underlying shares to be issued upon the exercise of the above described warrants.

Subsequent to December 31, 2001, trade payables totaling $150,418, including $95,200 due to former directors and officers of the Company for past services and expenses, were converted into 150,418 shares of the Company's common stock.

Subsequent to December 31, 2001, 691,163 stock options of the Company were canceled, including 655,000 stock options held by directors and officers of the Company as at December 31, 2001.

On March 21, 2002, the Company received a short term loan in the amount of $40,000. On April 9, 2002, the loan was converted into 40,000 shares of the Company's common stock.

NOTE 10: Quarterly Financial Data (Unaudited)


                               -----------------------------------------
                                  First     Second    Third    Fourth
                                 Quarter    Quarter  Quarter   Quarter
                               -----------------------------------------

2001

Net loss before discontinued    $    -    $    -    $ 394,497  $ 612,685
operations........
Net loss per share before
discontinued operations -         0.00      0.00         0.03       0.05
basic and diluted......
Net loss (gain) from         $ 304,965 $2,140,573    $543,292  $(1,941,217)
discontinued operations..
Net loss  (gain) per share
from discontinued operations      0.02       0.17        0.04       (0.15)
- basic and diluted........
Net loss.................... $ 304,965 $2,140,573    $937,789  $(1,328,532)
Net loss per share - basic        0.02       0.17        0.07        (0.10)
and diluted...........

2000

Net loss  before  discontinued      $    -    $    -   $    -    $    -
operations........
Net  loss  per  share   before
discontinued    operations   -        0.00      0.00     0.00      0.00
basic and diluted....................
Net loss from discontinued        $ 96,062 $ 228,368 $178,745 $2,208,408
operations..........
Net   loss  per   share   from
discontinued    operations   -        0.02      0.04     0.03       0.39
basic and diluted...................
Net loss.......................   $ 96,062 $ 228,368 $178,745 $2,208,408
Net  loss  per  share  - basic        0.02      0.04     0.03      0.39
and diluted...........
                               -----------------------------------------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ASPi Europe, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 18, 2002.

                                    ASPI EUROPE, INC.


                                    By:  "Kelly Fielder"
                                        --------------------------------
                                    Kelly Fielder, President and Chief Executive
Officer




   Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of ASPi Europe, Inc. in the capacities and on the dates indicated.



 Signature                  Title                             Date


 /s/ Kelly Fielder                                         Chairman of the Board
 ------------------------
 of Directors  April 18, 2002
 Kelly Fielder