Form 10QSB
period 2002-03-31
ASPI EUROPE INC
filed 2002-05-21
CIK 1089525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the quarterly period ended March 31, 2002

                                       or
             [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                        the Securities Exchange Act of 1934

                           Commission file No. 0-26809

                       SHARPS ELIMINATION TECHNOLOGIES, INC.
                       -------------------------------------
               (Exact name of registrant as specified in its charter)

           Delaware                                    91-1962104
     -------------------                       --------------------------
   (State of incorporation)             (I.R.S. Employer Identification Number)


                         Suite 310, The Pemberton Bldg.
                            744 West Hastings Street
                              Vancouver, B.C. V6C 1A5
                              -----------------------
                (address of principal executive offices) (Zip Code)


                                  (604) 646-8888
                                  --------------
                (Registrant's telephone number, including area code)

                                 ASPI EUROPE, INC.
                              312 North 13th Street
                             Oxford, Mississippi 38655
                             -------------------------
            Former name and former address if changed since last report

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [ ]


As of May 20, 2002, the Company had 24,093,147 issued and outstanding shares of common stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                          (FORMERLY ASPI EUROPE, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       March 31,     December
                                                         2002        31, 2001
                                                      (Unaudited)
-------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                          $   34,450    $      271
-------------------------------------------------------------------------------
Total Current Assets                                     34,450           271

Furniture and equipment, net                              8,338             -
-------------------------------------------------------------------------------

Total Assets                                         $   42,788     $     271
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                   $  325,678    $  195,324
   Due to related parties                               555,799        93,888
   Shareholder loan                                     164,467             -
   Loan payable                                          96,764       145,209
   Convertible note payable                                   -       146,687
-------------------------------------------------------------------------------
Total Current Liabilities                             1,142,708       581,108

Total Liabilities                                     1,142,708       581,108
-------------------------------------------------------------------------------
Stockholders' Deficit
  Common stock, $0.001 par value; 50,000,000 shares
   authorized, 24,005,008 and 18,213,147 issued and
   outstanding                                           24,005        18,213
  Additional paid-in capital                          5,229,534     4,525,087
  Accumulated deficit                                (6,353,459)   (5,124,137)
-------------------------------------------------------------------------------
Total Stockholders' Deficit                          (1,099,920)     (580,837)
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit          $   42,788     $     271
-------------------------------------------------------------------------------
    See accompanying notes to consolidated condensed financial statements.

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                         (FORMERLY ASPI EUROPE, INC.)
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                   (Unaudited)


                                              Three Months Ended March 31,
                                              -----------------------------
                                                  2002           2001
---------------------------------------------------------------------------

 OPERATING EXPENSES
  General and administrative                    $  38,369     $       -
   Amortization and depreciation                1,220,111             -
  Interest expense, net                             6,311             -
---------------------------------------------------------------------------

 Total operating expenses                       1,264,791             -
---------------------------------------------------------------------------

 Loss from continuing operations               (1,264,791)            -

 DISCONTINUED OPERATIONS
  Loss from discontinued operations                     -    (1,376,449)
  Gain on settlement of debt                       35,469             -
---------------------------------------------------------------------------
 Net loss from discontinued operations             35,469    (1,376,449)
---------------------------------------------------------------------------
 Net loss                                     $(1,229,322)  $ (1,376,449)
---------------------------------------------------------------------------
 Net loss per share -
  Continuing operations                         $   (0.11)     $       -
  Discontinued operations                               -          (0.19)
---------------------------------------------------------------------------

 Net  loss  per  share  -  basic  and
 diluted                                        $   (0.11)     $   (0.19)
---------------------------------------------------------------------------

 Weighted average number of
   shares of common stock
   outstanding                                 11,448,356      7,192,132
---------------------------------------------------------------------------


    See accompanying notes to consolidated condensed financial statements.

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                          (FORMERLY ASPI EUROPE, INC.)
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                          Common Stock       Additional
                                      -------------------     Paid-in      Accumulated
                                      Shares       Amount     Capital        Deficit        Total
   -----------------------------------------------------------------------------------------------

Sharps Elimination
Technologies Inc. (formerly
ASPi Europe, Inc.)

   Balance, December 31, 2001       18,213,147     $ 18,213   $4,525,087   $(5,124,137)   $(580,837)

   Redemption of exchangeable
     shares                        (10,500,000)     (10,500)      10,500             -            -

   Conversion of notes payable          92,058           92       91,966             -        92,058

   Conversion of convertible
     note payable                      149,385          149      149,236             -       149,385

   Conversion of accounts
     payable                           150,418          151      150,267             -        150,418

   Issuance of common stock
     for cash                          100,000          100       99,900             -        100,000

   Issuance of common stock in
     connection with business
     acquisition                    15,800,000       15,800      202,578             -        218,378

   Net loss                                  -            -            -    (1,229,322)    (1,229,322)
  ------------------------------------------------------------------------------------------------------
   Balance, March 31, 2002
     (Unaudited)                    24,005,008      $24,005   $5,229,534   $(6,353,459)   $(1,099,920)
   -----------------------------------------------------------------------------------------------------


    See accompanying notes to consolidated condensed financial statements.

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                         (FORMERLY ASPI EUROPE, INC.)
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                  (Unaudited )
                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2002              2001
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss                                      $(1,229,322)      $(1,376,449)
  Adjustments to reconcile net loss  to net
   cash provided by (used in) operating
   activities:
   Amortization and depreciation                1,220,111            91,851
   Gain on settlement of debt                      35,469                 -
   Stock based compensation expense                     -           999,332
   Change in assets and liabilities:
     Accounts receivable                                -              (726)
     Due to related party                         (23,688)              306
     Accounts payable                            (119,511)          344,432
            Accrued interest on convertible                               -
                 note payable                       2,698                 -
            Accrued interest on loan payable        3,613                 -
            Accrued interest on equipment
               financing                                -             7,515
------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating
Activities                                       (110,630)           66,261
------------------------------------------------------------------------------
Cash Provided by (Used in) Investing
  Activities
    Business combination, cash acquired             4,809                 -
    Purchase of furniture and equipment, net            -           (22,124)
------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing
  Activities                                        4,809           (22,124)
------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Proceeds from issuing common stock              100,000                 -
    Proceeds from loan payable                     40,000                 -
    Proceeds from stock options exercised               -               214
  Repayment of equipment financing                      -           (22,124)
    Change in bank overdrafts                           -             5,826
------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing
Activities                                        140,000           (16,084)
------------------------------------------------------------------------------

Effect of Translation Adjustment on Cash                -           (14,086)
-----------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents          34,179            13,967
-----------------------------------------------------------------------------

Cash and Cash Equivalents, beginning of
period                                                271             2,437
------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period        $  34,450         $  16,404
                                                ==========       ============
Cash paid during the period for interest        $       -         $   3,097

Non-Cash Investing and Financing Activities:

     Conversion of notes payable to common
        stock                                    $149,385                 -

     Conversion of loans payable to common
        stock                                   $  92,058                 -

     Conversion of accounts payable to
        common stock                            $ 150,418                 -

     Purchase of financed furniture and         $       -          $140,617
        equipment

     Stock issued in business acquisition
          Cash                                  $   4,809         $       -
          Fixed assets, net of accumulated
            depreciation                        $   8,338         $       -
           Accounts payable                     $(269,614)        $       -
           Due to related party                 $(580,799)        $       -
           Shareholder loan                     $(164,467)        $       -
           Intangible assets                    $(218,378)        $       -
                                              -------------------------------
                                              $(1,220,111)        $       -
                                              ============        ==========



                     See accompanying notes to consolidated
                        condensed financial statements.

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                          (FORMERLY ASPI EUROPE, INC).

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.     BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

Except where the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the "Company" refers to the registrant, Sharps Elimination Technologies, Inc., a Delaware corporation.

The Company was incorporated in the State of Florida on August 17, 1984, under the name of AIDA Industries, Inc. and on December 19, 2000, redomiciled to the state of Delaware. From its inception until July 20, 1998, there was no activity within the Company. On July 20, 1998, the Company amended its Articles of Incorporation to provide for a thousand to one (1,000:1) stock split and was quoted on the OTC Bulletin Board. The Company began operations in January of 1999, and on March 24, 1999, the Company changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc. On May 5, 2001, the Company changed its name from Shopping Sherlock, Inc. to ASPi Europe, Inc. and on May 3, 2002 changed its name to Sharps Elimination Technologies Inc.

On June 11, 2001 and amended on June 29, 2001, the Company executed an Amalgamation and Re-Organization Agreement (the "Re-Organization Agreement") to acquire all of the issued and outstanding equity securities of GrowthExperts Group Inc. ("GrowthExperts") in exchange for up to 10,500,000 shares of common stock of the Company and the assumption of all options to purchase equity securities of GrowthExperts. GrowthExperts is an Alberta corporation that provided outsorced customer relationship management services.

The acquisition of GrowthExperts was treated as a reverse acquisition whereby the Company was acquired by GrowthExperts, with the unaudited balance sheets being combined using each company's historical cost basis. The results of operations include that of both companies from the date of closing the acquisition, July 9, 2001, forward. The financial statements for the period prior to the date of acquisition are those of GrowthExperts. The equity section of the balance sheet and the net loss per share of the Company are retroactively restated to reflect the effect of the exchange ratio established in the asset purchase agreement.

On December 5, 2001, due to GrowthExperts' lack of working capital and failure to meet current minimum obligations, GrowthExperts filed an assignment into bankruptcy under Canada's Bankruptcy and Insolvency Act. A trustee was named in the bankruptcy proceedings and took immediate possession of GrowthExperts' assets and closed all of GrowthExperts' offices.

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

On February 11, 2002, the Company announced that it entered into a letter of intent to acquire all of the issued and outstanding equity securities of Sharps Elimination Technologies Inc. ("SETI") a Delaware corporation based in Oxford, Mississippi that is focused on the prevention of needlestick injuries through the use of its exclusive license to develop, manufacture and sell the Needle-Ease(TM) device. Under the terms of the letter of intent, the Company intended to acquire all of SETI's outstanding securities in exchange for 15,800,000 shares of common stock of the Company.

On March 22, 2002, Kelly Fielder was appointed the Chief Executive Officer and sole Director of the Company. Mr. Fielder is also the Chief Executive Officer and Director of SETI.

On March 25, 2002, the Company and SETI executed and closed the Stock Purchase Agreement (the "Stock Purchase Agreement") for the Company to contingently acquire all of the issued and outstanding equity securities of SETI in exchange for 15,800,000 contingent shares of common stock of the Company. Upon the closing of the Stock Purchase Agreement, the Company issued an aggregate of 15,800,000 contingent shares, or approximately 65% of the Company's then outstanding common stock, to the former SETI shareholders. SETI became a wholly-owned subsidiary of the Company. The acquisition of SETI was accounted for by the purchase method of accounting. In applying the purchase method, the Company assigned the fair value of the assets and liabilities acquired and any excess of the purchase price over the book value of the acquired net tangible assets is assigned to goodwill. During the three months ended March 31, 2002, the Company recorded goodwill relating to the purchase of SETI in the amount of $1,220,111 and immediately amortized the full amount in the same period.

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

Revenue Recognition - The Company recognizes revenues from the sale of products at the time of delivery.

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

Foreign Currency - Exchange gains and losses from holding foreign currencies and having liabilities in foreign currencies are included in the consolidated condensed statements of operations.

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

NOTE 2.     BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheet as of March 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated condensed financial statements should be read in conjunction with the Company's fiscal 2001 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Commission on April 19, 2002.

NOTE 3.     GOING CONCERN

The Company expects to continue to incur operating losses until significant funding can be obtained. The Company incurred a net loss of $1,229,322 for the three months ended March 31, 2002, and to date has an accumulated deficit of $6,353,459. The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, over the next twelve months, the Company plans to increase operating expenses in order to fund the business of SETI.

The Company believes that it has sufficient working capital and access to additional capital to sustain operations through June 2002. The Company cannot assure that funds raised in the future will be sufficient to finance the complete cost of its operations. The Company will require additional funds before the Company can achieve positive cash flow from operations. The Company is actively in the process of raising additional capital. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital and substantial doubt exists regarding the Company's ability to continue as a going concern.

NOTE 4.     DISCONTINUED OPERATIONS

On December 5, 2001, the Company's wholly-owned subsidiary, GrowthExperts, filed an assignment into bankruptcy, which effectively transferred control of all the GrowthExperts' assets and obligations to the bankruptcy trustee and ceased all its operating activities. As a result, the Company has reclassified its prior year financial statements to present the operating results as a discontinued operation.

NOTE 5.     NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding. Per share information for all prior periods have been retroactively restated to reflect the effect of the exchange ratio established in the Re-Organization Agreement with GrowthExperts. As of March 31, 2002, the Company had outstanding options to purchase 200,000 shares of common stock and outstanding warrants to purchase 575,500 shares of common stock which were not included in the calculation of loss per share as their effect was anti-dilutive.

NOTE 6.     LICENSING AGREEMENT

On November 12, 2001, the Company's wholly-owned subsidiary, SETI, entered into an agreement (the "Licensing Agreement") with Spectrum Meditech Inc. ("Spectrum") to acquire the exclusive license to the Needle-Ease(TM) technology. The technology includes Spectrum's Patent and pending United States Patents, as well as blueprints, drawings, specifications, engineering data, engineering calculations, processes, apparatuses, and parts relating to the Needle-Ease(TM) product. Included as part of the license are the rights to use the Needle-Ease(TM) trademarks and tradenames. Under the Licensing Agreement, SETI is required to pay $300,000 by May 12, 2002 and subject to a royalty of $3.25 per unit sold or sub-licensed with a minimum commitment of $100,000 per annum. To date, SETI has paid $25,000 of the required payment.

NOTE 7.     CONVERTIBLE NOTE PAYABLE

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

NOTE 8.     LOANS PAYABLE

On January 22, 2001, the Company issued a $50,000 promissory note to an individual. The note had a maturity date of May 18, 2001 with interest accruing at the rate of 10% per annum. On August 6, 2001, the note was amended such that the principal and accrued interest was due October 15, 2001 and the interest would accrue at 12.5% per annum effective July 31, 2001. On May 1, 2002, the note and related accrued interest was converted into 57,140 shares of the Company's common stock.

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

NOTE 9.     SHAREHOLDER LOAN

Amounts due to a shareholder is comprised of a loan and is interest free, unsecured, and has no specified terms of repayment.

NOTE 10.    DUE TO RELATED PARTY

Amounts due to related parties are comprised of loans and unpaid consulting fees owing to a director and a company controlled by a director, and are interest free, unsecured, and have no specified terms of repayment.

NOTE 11.    STOCKHOLDERS' DEFICIT

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

During the three months ended March 31, 2002, the Company issued 150,418 shares of common stock to creditors of the Company to extinguish approximately $150,418 in accounts payables. Of these amounts, approximately $95,200 was due to related parties.

NOTE 12.    COMMITMENTS

Royalties - The Company's wholly-owned subsidiary, SETI, is required to pay a minimum of $100,000 during the next twelve months for royalties under the Licensing Agreement. In addition, SETI is required to pay a minimum of $16,666 in royalties over the next twelve months to the original patent holders.

Leases - The Company's wholly-owned subsidiary, SETI, currently leases an office in Oxford, Mississippi. The lease has an expiration date of December 2002. SETI's future minimum payments under these lease is $6,750 for the year ended December 31, 2002.

Employment agreements - The Company's wholly-owned subsidiary, SETI has employment agreements with two executive officers. The agreements provide for aggregate base compensation of $15,000 monthly.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND PLAN OF OPERATION

      The Company was incorporated in 1984. Between 1984 and June 2001 the Company was involved in several businesses, all of which have been discontinued.

      In June 2001 the Company acquired all of the issued and outstanding equity securities of GrowthExperts Group Inc. in exchange for 9,750,000 Exchangeable Shares. Each Exchangeable Shares was exchangeable at any time, at the holders option, for one share of the Company's common stock. On October 7, 2001, the former GrowthExperts shareholders were issued an additional 750,000 Exchangeable Shares due to the Company's failure to meet certain obligations to GrowthExperts.

      GrowthExperts was formed to provide outsourced sales and customer relationship management services. On December 5, 2001, GrowthExperts filed bankruptcy under Canada's Bankruptcy and Insolvency Act due to lack of working capital. At a special meeting of GrowthExperts' Exchangeable Shareholders held on January 22, 2002, the Exchangeable Shareholders voted to amend the rights attached to the Exchangeable Shares such that the 10,500,000 Exchangeable Shares would no longer be exchangeable into common shares of the Company.

      On March 26, 2002 the Company acquired all of the issued and outstanding shares of Sharps Elimination Technologies Inc. ("SETI") in exchange for 15,800,000 shares of the Company's common stock. The Agreement relating to the acquisition of SETI provides that the 15,800,000 shares of common stock will be returned to the Company and cancelled unless SETI sells at least 6,000 Needle-Ease devices by March 26, 2003. The 6,000 Needle-Ease devices must be sold at an average price of U.S. $300 per unit and all sales must be verified by receipt of cash no later than April 26, 2003.

     In April 2002 the Company changed its name from "ASPi Europe Inc." to "Sharps Elimination Technologies Inc."

      The Company's business is now that which is being conducted by SETI and any reference to the Company, unless otherwise indicated, includes SETI.

      SETI was incorporated in Delaware on September 25, 2001. On November 12, 2001, SETI acquired the exclusive license, subject to a cash payment of $300,000 to develop, manufacture, and sell Needle-Ease(TM), a device used for the safe disposal of used needles and hypodermic syringes. The danger of needlestick injuries lies in the transfer of bloodborne diseases as a result of people accidentally being stuck with a used syringe.

      The Needle-Ease(TM) is a battery operated incineration system that destroys a range of needles by passing an electric current through the needle thereby reducing the steel to ashes in a matter of seconds. The electric charge is generated from a rechargeable sealed lead-acid battery. The contact points of the device can be touched directly or with a metal object by the operator or anyone else without the transfer of current (i.e. shock).

      SETI anticipates that it will begin full-scale marketing of its Needle-Ease devices in July 2002.

      During the twelve months ending December 31, 2002 the Company anticipates that its capital requirements will be as follows:

     Licensing fees                 $ 360,000
     Capital expenditures             500,000
     Inventory build-up               697,000
     Accounts receivable build-up     200,000
     Initial marketing plan           200,000
     Working capital                  543,000
                                  -----------
                                   $2,500,000

      The Company does not have any bank lines of credit, or any other traditional financing arrangements. The Company expects to obtain additional capital through the private sale of the Company's common stock or from borrowings from private lenders or financial institutions. There can be no assurance that the Company will be successful in obtaining any additional capital needed for its operations.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2002

      In June 2001 the Company acquired all of the issued and outstanding equity securities of GrowthExperts Group Inc., a corporation formed to provide outsourced sales and customer relationship management services. The acquisition of GrowthExperts was treated as a reverse acquisition whereby the Company was acquired by GrowthExperts. The financial statements for the period prior to the date of acquisition (June 2001) were those of GrowthExperts. On December 5, 2001, GrowthExperts filed bankruptcy under Canada's Bankruptcy and Insolvency Act due to lack of working capital. As a result of the bankruptcy filing, the operating results for the three months ended March 31, 2001 are shown as "Discontinued Operations".

      The acquisition of SETI was accounted for by the purchase method of accounting. In applying the purchase method, the Company assigned the fair value of the assets and liabilities acquired and any excess of the purchase price over the book value of the acquired net tangible assets was assigned to goodwill. During the three months ended March 31, 2002, the Company recorded goodwill relating to the acquisition of SETI in the amount of $1,220,111 and immediately amortized the full amount in the same period.

      During the twelve months ended December 31, 2001, and the three months ended March 31, 2002, SETI did not sell any Needle-Ease devices. SETI anticipates that it will begin full-scale marketing of its Needle-Ease devices in July 2002.

                                     PART II
                                OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits

     No exhibits are filed with this report

(b)  Reports on Form 8-K

     During the quarter ending March 31, 2002 the Company filed the following reports on Form 8-K:

     Report filed 01/04/02 - Disclosed bankruptcy of the Company's subsidiary, Growth Experts Group Inc.

     Report filed 03/25/02 - Disclosed resignation of officer and director. Disclosed amendment to terms of Exchangeable Shares issued in connection with acquisition of Growth Experts Group Inc.

     Report filed 03/25/02 - Disclosed Letter of Intent to acquire Sharps Elimination Technologies, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SHARPS ELIMINATION TECHNOLOGIES, INC.


Date: May 20, 2002                  By: /s/ Kelly Fielder
                                       --------------------------------------
                                     Kelly Fielder, President and Principal
                                     Financial Officer



















Sharps 10-Q March 02  5-20-02