Form 10QSB/A
period 2002-03-31
ASPI EUROPE INC
filed 2002-06-20
CIK 1089525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the quarterly period ended March 31, 2002

                                       or
             [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                        the Securities Exchange Act of 1934

                           Commission file No. 0-26809

                       SHARPS ELIMINATION TECHNOLOGIES, INC.
               (Exact name of registrant as specified in its charter)

                  Delaware                          91-1962104
         (State of incorporation)      (I.R.S. Employer Identification Number)


                         Suite 310, The Pemberton Bldg.
                            744 West Hastings Street
                              Vancouver, B.C. V6C 1A5
                (address of principal executive offices) (Zip Code)

                                  (604) 646-8888
                (Registrant's telephone number, including area code)

                                ASPI EUROPE, INC.
                              312 North 13th Street
                            Oxford, Mississippi 38655
           Former name and former address if changed since last report

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [ ]

As of June 18, 2002, the Company had 24,093,147 issued and outstanding shares of common stock, which includes 15,800,000 common shares contingently issued in connection with the March 25, 2002 acquisition explained in Note 1 to the financial statements filed with this report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       SHARPS ELIMINATION TECHNOLOGIES INC.
                           (FORMERLY ASPI EUROPE, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         March 31,     December
                                                           2002        31, 2001
                                                        (Unaudited)
--------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash and cash equivalents                             $   24,976    $     271
--------------------------------------------------------------------------------
Total Current Assets                                        24,976          271

Advances to related party                                   75,000           --
                                                       -------------------------
Total Assets                                            $   99,976     $    271
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                      $   86,399    $ 195,324
   Due to related parties                                       --       93,888
   Loan payable                                             96,765      145,209
   Convertible note payable                                      -      146,687
--------------------------------------------------------------------------------
Total Current Liabilities                                  183,164      581,108

Total Liabilities                                          183,164      581,108
--------------------------------------------------------------------------------

Stockholders' Deficit
  Common stock, $0.001 par value; 50,000,000 shares
   authorized,                                                           18,213
    8,205,008 and 18,213,147 issued and outstanding          8,205
  Additional paid-in capital                             5,026,956    4,525,087
  Accumulated deficit                                   (5,118,349)  (5,124,137)
--------------------------------------------------------------------------------

Total Stockholders' Deficit                                (83,188)    (580,837)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit           $     99,976  $       271
--------------------------------------------------------------------------------

      See accompanying notes to consolidated condensed financial statements.

                       SHARPS ELIMINATION TECHNOLOGIES INC.
                           (FORMERLY ASPI EUROPE, INC.)
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                   (Unaudited)


                                              Three Months Ended March 31,
                                              -----------------------------
                                                  2002           2001
---------------------------------------------------------------------------

 OPERATING EXPENSES
  General and administrative                    $  23,370     $       -
  Interest expense, net                             6,311             -
---------------------------------------------------------------------------

 Total operating expenses                          29,681             -
---------------------------------------------------------------------------

 Loss from continuing operations                   (29,681)           -

 DISCONTINUED OPERATIONS
  Loss from discontinued operations                     -    (1,376,449)
  Gain on settlement of debt                       35,469             -
---------------------------------------------------------------------------

 Net income (loss) from  discontinued
 operations                                        35,469    (1,376,449)
---------------------------------------------------------------------------

 Net income (loss)                               $  5,788   $ (1,376,449)
---------------------------------------------------------------------------

 Net income (loss) per share -
      Continuing operations                     $     Nil     $      -
      Discontinued operations                         Nil        (0.19)
---------------------------------------------------------------------------

   Net income per share - basic and
               diluted                          $     Nil     $   (0.19)
---------------------------------------------------------------------------

 Weighted average number of
   shares of common stock
   outstanding                                 10,395,023     7,192,132
---------------------------------------------------------------------------


      See accompanying notes to consolidated condensed financial statements.

                       SHARPS ELIMINATION TECHNOLOGIES INC.
                           (FORMERLY ASPI EUROPE, INC.)
             CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT


                                      Common Stock

                                                        Additional
                                                         Paid-in      Accumulated
                                   Shares     Amount     Capital        Deficit        Total
   ------------------------------------------------------------------------------------------

Sharps Elimination
Technologies Inc. (formerly
ASPi Europe, Inc.)

   Balance, December 31, 2001     18,213,147  $18,213  $4,525,087     $(5,124,137)   $(580,837)

   Redemption of exchangeable
     shares                      (10,500,000) (10,500)     10,500               -            -

   Conversion of notes payable        92,058       92      91,966               -       92,058

   Conversion of convertible
     note payable                    149,385      149     149,236               -      149,385

   Conversion of accounts
     payable                         150,418      151     150,267               -      150,418

   Issuance of common stock
     for cash                        100,000      100      99,900               -      100,000

   Net income                              -        -           -           5,788        5,788
   --------------------------------------------------------------------------------------------

   Balance, March 31, 2002
     (Unaudited)                   8,205,008    8,205   5,026,956      (5,118,349)     (83,188)
   --------------------------------------------------------------------------------------------



      See accompanying notes to consolidated condensed financial statements.

                       SHARPS ELIMINATION TECHNOLOGIES INC.
                           (FORMERLY ASPI EUROPE, INC.)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                  (Unaudited )

                                                 Three Months Ended March 31,
                                                    2002              2001
--------------------------------------------------------------------------------

Cash Flows From Operating Activities
  Net income (loss)                             $   5,788         $(1,376,449)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
   Amortization and depreciation                       --            91,851
   Gain on settlement of debt                      35,469                 -
   Stock based compensation expense                     -           999,332
   Change in assets and liabilities:
     Accounts receivable                                -              (726)
     Due to related party                         (93,888)              306
     Accounts payable                             (68,975)          344,432
            Accrued interest on convertible                               -
note payable                                        2,698
            Accrued interest on loan payable        3,613                 -
            Accrued interest on equipment
financing                                               -             7,515
--------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating
Activities                                       (115,295)           66,261
--------------------------------------------------------------------------------
Cash Provided by (Used in) Investing
  Activities
    Purchase of furniture and equipment, net            -           (22,124)
--------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing
  Activities                                           --           (22,124)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Proceeds from issuing common stock              100,000                 -
    Proceeds from loan payable                     40,000                 -
    Proceeds from stock options exercised               -               214
  Repayment of equipment financing                      -           (22,124)
    Change in bank overdrafts                           -             5,826
--------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing
Activities                                        140,000           (16,084)
--------------------------------------------------------------------------------
Effect of Translation Adjustment on Cash                -           (14,086)
--------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents          24,705            13,967
--------------------------------------------------------------------------------
Cash and Cash Equivalents, beginning of
period                                                271             2,437
--------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period        $  24,976         $  16,404
--------------------------------------------------------------------------------
Cash paid during the period for interest        $       -         $   3,097

Non-Cash Investing and Financing Activities:

 Conversion of notes payable to common stock    $ 149,385                 -

 Conversion of loans payable to common stock    $  92,058                 -

 Conversion of accounts payable to common       $ 150,418                 -
  stock

 Purchase of financed furniture and             $       -         $ 140,617
  equipment




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

On March 25, 2002, the Company acquired all of the issued and outstanding equity securities of SETI in exchange for 15,800,000 contingent shares of the Company's common stock. The shares of the Company's common stock issued to SETI's former shareholders are subject to earnout conditions imposed mutually by the Company and the former shareholders of SETI. The 15,800,000 contingent shares of common stock are to be placed with an escrow agent and will be released if, among other conditions, SETI sells at least 6,000 Model 3500P devices by March 25, 2003. Should SETI not meet the conditions to release the 15,800,000 contingent shares of common stock, the 15,800,000 contingent shares will be returned to the Company for cancellation and all the shares of SETI received by the Company in this transaction will be returned to the former SETI shareholders.

Since the shares issued in connection with the acquisition of SETI may be returned to the Company under certain conditions, for financial reporting purposes the acquisition of SETI will not be recognized, and the accounts of SETI will not be consolidated with the accounts of the Company, until all conditions relating to the issuance of the shares have been satisfied.

As of March 31, 2002 SETI did not have any revenues. As of March 31, 2002 SETI's assets, liabilities and shareholders' deficit (unaudited) were:

            Assets                   $    17,812
            Liabilities              $ 1,034,545
            Shareholders' Deficit    $(1,016,733)

The consolidated condensed financial statements of the Company include the accounts of its subsidiaries (with the exception of SETI) after elimination of intercompany balances and transactions.

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

NOTE 3.     GOING CONCERN

The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable. The Company expects to continue to incur operating losses until significant funding can be obtained. In addition, over the next twelve months, the Company plans to increase operating expenses in order to fund the business of SETI.

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

NOTE 6.     LICENSING AGREEMENT

On November 12, 2001, the Company's wholly-owned subsidiary, SETI, entered into an agreement (the "Licensing Agreement") with Spectrum Meditech Inc. ("Spectrum") to acquire the exclusive license to the Needle-Ease(TM) technology. The technology includes Spectrum's Patent and pending United States Patents, as well as blueprints, drawings, specifications, engineering data, engineering calculations, processes, apparatuses, and parts relating to the Needle-Ease(TM) product. Included as part of the license are the rights to use the Needle-Ease(TM) trademarks and tradenames. Under the Licensing Agreement, SETI is required to pay $300,000 by November 12, 2002 and subject to a royalty of $3.25 per unit sold or sub-licensed with a minimum commitment of $100,000 per annum. To date, SETI has paid $25,000 of the required payment.

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

NOTE 10.    STOCKHOLDERS' DEFICIT

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

NOTE 11.    COMMITMENTS

Royalties - The Company's wholly-owned subsidiary, SETI, is required to pay a minimum of $100,000 during the next twelve months for royalties under the Licensing Agreement. In addition, SETI is required to pay a minimum of $16,666 in royalties over the next twelve months to the original patent holders.

Leases - The Company's wholly-owned subsidiary, SETI, currently leases an office in Oxford, Mississippi. The lease has an expiration date of December 2002. SETI's future minimum payments under this lease are $6,750 for the year ended December 31, 2002.

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

      On March 26, 2002 the Company acquired all of the issued and outstanding shares of Sharps Elimination Technologies Inc. ("SETI") in exchange for 15,800,000 contingent shares of the Company's common stock. The Agreement relating to the acquisition of SETI provides that the 15,800,000 contingent shares of common stock will be returned to the Company and cancelled unless SETI sells at least 6,000 Needle-Ease devices by March 26, 2003. The 6,000 Needle-Ease devices must be sold at an average price of U.S. $300 per unit and all sales must be verified by receipt of cash no later than April 26, 2003.

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

      Since the shares issued in connection with the acquisition of SETI may be returned to the Company under certain conditions, for financial reporting purposes the acquisition of SETI will not be recognized, and the accounts of SETI will not be consolidated with the accounts of the Company, until all conditions relating to the issuance of the shares have been satisfied.

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

                              SHARPS ELIMINATION TECHNOLOGIES, INC.


Date: June 19, 2002           By: /s/ Kelly Fielder
                                  Kelly Fielder, President and Principal
                                  Financial Officer