Form 10QSB
period 2002-06-30
ASPI EUROPE INC
filed 2002-08-19
CIK 1089525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the quarterly period ended June 30, 2002

                                       or
             [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                        the Securities Exchange Act of 1934

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


                                 (303) 506-1633
                              -------------------
              (Registrant's telephone number, including area code)

                                ASPI EUROPE, INC.
                              312 North 13th Street
                            Oxford, Mississippi 38655
                       ----------------------------------
           Former name and former address if changed since last report

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]       NO [ ]


As of August 15, 2002, the Company had 24,648,119 issued and outstanding shares of common stock.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                          (FORMERLY ASPI EUROPE, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       June 30,
                                                         2002      December 31,
                                                      (Unaudited)      2001
-------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                         $    1,213    $      271
-------------------------------------------------------------------------------
Total Current Assets                                     1,213           271

Advances to related party                              108,500             -
-------------------------------------------------------------------------------
Total Assets                                        $  109,713     $     271
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable                                  $    7,095    $  195,324
   Due to related parties                               15,050        93,888
   Loan payable                                         50,000       145,209
   Convertible note payable                                  -       146,687
-------------------------------------------------------------------------------
Total Current Liabilities                               72,145       581,108

Total Liabilities                                       72,145       581,108
-------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
  Common stock, $0.001 par value; 50,000,000 shares
   authorized, 8,848,119 and 24,648,119 issued and
   outstanding                                          18,213         8,848
  Additional paid-in capital                         5,660,435     4,525,087
  Accumulated deficit                               (5,631,715)   (5,124,137)
-------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                    37,568      (580,837)
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit         $  109,713      $    271
===============================================================================






      See accompanying notes to consolidated condensed financial statements.

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                          (FORMERLY ASPI EUROPE, INC.)
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (Unaudited)

                                          Three Months          Six Months
                                         Ended June 30,        Ended June 30,
                                      ------------------    --------------------
                                       2002        2001     2002          2001

 OPERATING EXPENSES

   General and administrative        $ 512,991   $    --   $536,361   $     --
   Interest expense, net                   375        --      6,686         --
-------------------------------------------------------------------------------

 Total operating expenses              513,366        --    543,047         --
-------------------------------------------------------------------------------

 Loss from continuing operations      (513,366)       --   (543,047)        --
-------------------------------------------------------------------------------

 DISCONTINUED OPERATIONS
   Loss on discontinued operations               (85,778)             (143,952)
   Gain on settlement of debt               --        --     35,469         --

 Net income (loss) from discontinued
   operations                               --   (85,778)    35,469   (143,952)
-------------------------------------------------------------------------------

 Net income (loss)                  $(513,366)  $(85,778) $(507,578) $(143,952)
  =============================================================================

 Net income (loss) per share -
   Continuing Operations               $(0.06)        --     $(0.05)        --
   Discontinued Operations                 --     $(0.01)       Nil     $(0.02)

Net income per share - basic and
  diluted                               (0.06)    $(0.01)    $(0.05)    $(0.02)
-------------------------------------------------------------------------------

Weighted average number of shares of
  common stock outstanding          8,485,111  7,172,647   9,440,184  7,172,647
 ==============================================================================









      See accompanying notes to consolidated condensed financial statements.

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                          (FORMERLY ASPI EUROPE, INC.)
             CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT


                                            Common Stock           Additional      Accumulated
                                         Shares       Amount    Paid-in Capital      Deficit         Total
------------------------------------------------------------------------------------------------------------
Sharps Elimination Technologies Inc.
 (formerly ASPi Europe, Inc.)

Balance, December 31, 2001             18,213,147    $ 18,213     $ 4,525,08     $ (5,124,137)   $ (580,837)

Redemption of exchangeable shares     (10,500,000)    (10,500)        10,500                -             -

Conversion of notes payable               189,198         189        189,009                -       189,198

Conversion of convertible note payable    149,385         149        149,236                -       149,385

Conversion of accounts payable            229,722         230        229,492                -       229,722

Issuance of common stock for cash         100,000         100         99,900                -       100,000

Issuance of common stock for services     466,667         467         457,211                       457,678

Net income                                      -           -               -        (507,578)     (507,578)
                   ------------------------------------------------------------------------------------------

Balance, June 30, 2002 (Unaudited)      8,848,119     $ 8,848     $ 5,660,435    $ (5,631,715)    $( 37,568)
                                        =========     =======      ==========    =============    ==========










      See accompanying notes to consolidated condensed financial statements.

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                          (FORMERLY ASPI EUROPE, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                  (Unaudited )

                                        Three Months          Six Months
                                         Ended June 30,        Ended June 30,
                                      ------------------    --------------------
                                       2002        2001      2002          2001

Cash Flows From Operating Activities
Net income (loss)                  $(513,366)   $(85,778) $(507,578)  $(143,952)
Adjustments to reconcile net
 loss to net cash provided by
 (used in) operating activities:
   Gain on settlement of debt             --          --     35,469          --
   Stock based compensation expense  457,678          --    457,678          --
   Change in assets and liabilities:
        Prepaid expenses                  --         500         --       1,630
        Due to related party         (18,450)     27,246   (112,338)     32,814
        Accounts payable                  --      37,442    (68,975)     35,012
   Accrued interest on convertible
     note payable                         --       5,616      2,698       8,699
   Accrued interest on loan payable      375       1,246      3,988       2,178
   Accrued interest on loan receivable    --      (1,973)        --      (1,973)
-------------------------------------------------------------------------------

Net Cash Provided by (Used in)
 Operating Activities                (73,763)    (16,701)  (189,058)    (65,592)

Cash Provided by (Used in)
  Investing Activities
    Increase in Note Receivable           --    (150,000)        --    (150,000)
-------------------------------------------------------------------------------

Net Cash Provided by (Used in)
 Investing Activities                     --    (150,000)        --    (150,000)
-------------------------------------------------------------------------------

Cash Flows From Financing Activities
  Proceeds from issuing common stock      --          --    100,000          --
  Proceeds from loan payable          50,000          --     90,000      50,000
  Proceeds from convertible note payable  --     165,000         --     165,000
-------------------------------------------------------------------------------

Net Cash Provided by (Used in) Financing
  Activities                          50,000     165,000    190,000     215,000
-------------------------------------------------------------------------------

Net Increase/Decrease in Cash and
 Cash Equivalents                    (23,763)     (1,701)       942        (592)
-------------------------------------------------------------------------------

Cash and Cash Equivalents,
 beginning of period                  24,976       2,326        271       1,217
-------------------------------------------------------------------------------

Cash and Cash Equivalents,
  end of period                     $  1,213      $  625   $  1,213     $   625
================================================================================

Non-Cash Investing and Financing Activities:

  Conversion of notes payable to
    common stock                    $     --       $  --   $149,385     $    --

 Conversion of loans payable to
   common stock                     $     --       $  --   $189,198     $    --

 Conversion of accounts payable
   to common stock                 $  79,304       $  --   $229,722    $     --
 Issuance of common stock for
   services                         $457,678       $  --  $ 457,678    $     --





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

On June 11, 2001 and amended on June 29, 2001, the Company executed an Amalgamation and Re-Organization Agreement (the "Re-Organization Agreement") to acquire all of the issued and outstanding equity securities of GrowthExperts Group Inc. ("GrowthExperts") in exchange for up to 10,500,000 shares of common stock of the Company and the assumption of all options to purchase equity securities of GrowthExperts. GrowthExperts is an Alberta corporation that provided outsourced customer relationship management services.

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

On March 25, 2002, the Company acquired all of the issued and outstanding equity securities of SETI in exchange for 15,800,000 shares of the Company's common stock.

In April 2002 the Company changed its name from "ASPi Europe Inc." to "Sharps Elimination Technologies Inc."

The shares of the Company's common stock issued to SETI's former shareholders are subject to earnout conditions imposed mutually by the Company and the former shareholders of SETI. The 15,800,000 shares of common stock are to be placed with an escrow agent and will be released if, among other conditions, SETI sells at least 6,000 Model 3500P devices by March 25, 2003. Should SETI not meet the conditions to release the 15,800,000 shares of common stock of the Company, the 15,800,000 shares will be returned to the Company for cancellation and all the shares of SETI received by the Company in this transaction will be returned to the former SETI shareholders.

Since the shares issued in connection with the acquisition of SETI may be returned to the Company under certain conditions, which as of June 30, 2002 were not yet satisfied, for financial reporting purposes the acquisition of SETI has not been recognized during the period covered by this report.

The consolidated condensed financial statements of the Company include the accounts of its subsidiaries (with the exception of SETI) after elimination of intercompany balances and transactions.

In August 2002 the Company and the former SETI shareholders agreed to rescind the acquisition of SETI. See Note 12 of these financial statements for further information.

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

NOTE 2.     BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheet as of June 30, 2002, and the related statements of operations, stockholders' deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated condensed financial statements should be read in conjunction with the Company's fiscal 2001 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Commission on April 19, 2002.

On March 25, 2002 the Company acquired all of the issued an outstanding equity securities of SETI in exchange for 15,800,000 shares of the Company's common stock. Since the shares issued in connection with the acquisition of SETI may be returned to the Company under certain conditions, which as of June 30, 2002 were not yet satisfied, for financial reporting purposes the acquisition of SETI has not been recognized during the period covered by this report. The consolidated condensed financial statements of the Company include the accounts of its subsidiaries (with the exception of SETI) after elimination of intercompany balances and transactions.

Subsequent Event

In August 2002 the Company and the former SETI shareholders agreed to rescind the acquisition of SETI. See Note 12 to these financial statements for further information.

NOTE 3.     GOING CONCERN

The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. The Company expects to continue to incur operating losses until significant funding can be obtained.

The Company believes that it has sufficient working capital and access to additional capital to sustain operations through September 2002. The Company cannot assure that funds raised in the future will be sufficient to finance the complete cost of its operations. The Company will require additional funds before the Company can achieve positive cash flow from operations. The Company is actively in the process of raising additional capital. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital and substantial doubt exists regarding the Company's ability to continue as a going concern.

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

NOTE 5.     NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding. Per share information for all prior periods have been retroactively restated to reflect the effect of the exchange ratio established in the Re-Organization Agreement with GrowthExperts. As of June 30, 2002, the Company had outstanding warrants to purchase 575,500 shares of common stock which were not included in the calculation of loss per share as their effect was anti-dilutive.

NOTE 6.     LICENSING AGREEMENT

On November 12, 2001, the Company's wholly-owned subsidiary, SETI, entered into an agreement (the "Licensing Agreement") with Spectrum Meditech Inc. ("Spectrum") to acquire the exclusive license to the Needle-Ease(TM) technology. The technology includes Spectrum's Patent and pending United States Patents, as well as blueprints, drawings, specifications, engineering data, engineering calculations, processes, apparatuses, and parts relating to the Needle-Ease(TM) product. Included as part of the license are the rights to use the Needle-Ease(TM) trademarks and tradenames. Under the Licensing Agreement, SETI is required to pay $300,000 by May 12, 2002 and subject to a royalty of $3.25 per unit sold or sub-licensed with a minimum commitment of $100,000 per annum. To date, SETI has paid $58,500 of the required payment.

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

NOTE 10.    STOCKHOLDERS' EQUITY (DEFICIT)

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

During the six months ended June 30, 2002, the Company issued 229,722 shares of common stock to creditors of the Company to extinguish approximately $229,722 in accounts payables. Of these amounts, approximately $95,200 was due to related parties.

Also, during the six months ended June 30, 2002, the Company issued 466,667 of common stock to certain consultants of the Company for services rendered. The transactions totaled $457,678.

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

NOTE 12.    RESCISSION OF THE SETI ACQUISITION

In March 2002, the Company acquired SETI in exchange for 15,800,000 shares of common stock. At the time of the acquisition, SETI was planning to sell devices which would safely incinerate used medical needles. The Company acquired SETI as a result of SETI's desire to have a public market for its stock. SETI believed that the existence of a public trading market for its common stock would make it easier to raise the capital needed to finance SETI's operations. However, potential investors have expressed concern due to the volatility in the price of the Company's stock. Accordingly, management is of the opinion that:

1. Raising funds with the Company's present capital structure would be both difficult and costly and that the holdings of the Company's present shareholders would likely be significantly diluted as a result of the sale of the additional shares which would be required to finance the development of the Company's medical needle disposal business.

2. The best interests of the Company's shareholders would be served by rescinding the agreement relating to the acquisition of SETI and then acquiring another business which would not need the substantial capital required by the Company's medical needle disposal business.

Accordingly, in August 2002 the Company and the former shareholders of SETI agreed to rescind the acquisition of SETI. The agreement to rescind the acquisition of SETI was subsequently approved by shareholders owning a majority of the Company's outstanding shares. The rescission will be effective 20 days after the mailing of a definitive Information Statement to the Company's shareholders. On the effective date, all of the issued and outstanding shares of SETI will be returned to the former SETI shareholders and the 15,800,000 shares issued to the former SETI shareholders will be returned to treasury and cancelled.

The Agreement between the Company and the former shareholders also provides for the following:

The Company will pay SETI $25,000 in cash and $37,000 in the form of a promissory note to reimburse SETI for its expenses incurred in connection with the Company's acquisition of SETI and for other expenses following the date of the acquisition. The promissory note is payable 30 days after the effective date of the rescission and is secured by 150,000 shares of the Company's common stock.

SETI will be responsible for approximately $500,000 of the combined liabilities of the Company and SETI. The Company will be responsible for remaining liabilities of approximately $14,000.

SETI will assume all material contractual obligations incurred by the Company subsequent to the acquisition of SETI in March 2002, except for those relating to those liabilities for which the Company will remain liable. SETI will remain responsible for its own contractual obligations.

Prior to the effective date of the rescission the Company plans to change its name to Armagh Group, Inc. and its trading symbol to ARMG.

On the effective date of the rescission, Kelly Fielder, the Company's only officer and director, will appoint Adrian Towning and Darren Breitkreuz as directors of the Company. Following this appointment, Kelly Fielder will resign as an officer and director of the Company.

Following the rescission of the SETI acquisition, the Company will no longer have any revenue generating assets or operations but will be free to seek new acquisition or business opportunities.

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

      Since the shares issued in connection with the acquisition of SETI may be returned to the Company under certain conditions, which as of June 30, 2002 were not yet satisfied, for financial reporting purposes the acquisition of SETI has not been recognized during the period covered by this report.

      In August 2002 the Company and the former SETI shareholders agreed to rescind the acquisition of SETI. See Note 12 of these financial statements for further information.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2002

     In June 2001 the Company acquired all of the issued and outstanding equity securities of GrowthExperts Group Inc., a corporation formed to provide outsourced sales and customer relationship management services. The acquisition of GrowthExperts was treated as a reverse acquisition whereby the Company was acquired by GrowthExperts. The financial statements for the period prior to the date of acquisition (June 2001) were those of GrowthExperts. On December 5, 2001, GrowthExperts filed bankruptcy under Canada's Bankruptcy and Insolvency Act due to lack of working capital. As a result of the bankruptcy filing, the operating results of Growth Experts for the six months ended June 30, 2001 are shown as "Discontinued Operations".

      During the twelve months ended December 31, 2002, and the six months ended June 30, 2002, the Company did not sell any Needle-Ease devices.

      The primary component of General and Administrative Expenses for the six months ended June 30, 2002 was the expense associated with the issuance of stock as compensation for services during the period.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities

      During the three months ended June 30, 2002 the Company:

o Issued 79,304 shares of common stock in payment of liabilities in the amount of $79,304;

o Issued 97,140 shares of common stock upon the conversion of promissory notes in the principal amount of $97,140; and

o    Issued 150,000 shares of common stock to consultants for services rendered.

     The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares.

     During the three months ended June 30, 2002 the Company issued 316,667 shares of its common stock to a consultant. The issuance of these shares was registered by means of a registration statement on Form S-8.

Item 6.       Exhibits and Reports on Form 8-K

        (a)  Exhibits

             The following exhibits are filed with this report:

             Number    Description

               2       Corporate Separation Agreement



        (b)  Reports on Form 8-K

     During the quarter ending June 30, 2002 the Company filed the following reports on Form 8-K:

      Filing Date           Subject
     --------------         ---------

      April 4, 2002         Acquisition of Sharps Elimination Technologies, Inc.

      May 10, 2002          Change in auditors

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SHARPS ELIMINATION TECHNOLOGIES, INC.


Date: August 19, 2002         By:   /s/ Kelly Fielder
                                    -------------------------------------------
                                    Kelly Fielder, President and Principal
                                      Financial Officer




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Sharps Elimination Technologies, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kelly Fielder, Chief Executive and Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.



Date:  August 19, 2002                    /s/ Kelly Fielder
                                          ---------------------------------
                                          Kelly Fielder
                                          Chief Executive and Financial Officer