Form 10QSB
period 2002-09-30
ARMAGH GROUP INC
filed 2002-11-18
CIK 1089525

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           COMMISSION FILE NO. 0-26809

                               ARMAGH GROUP, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                             91-1962104
     ------------------------        ---------------------------------------
     (State of incorporation)        (I.R.S. Employer Identification Number)


                             412 - 111 Peter Street
                                Toronto, Ontario
                                     M5V 2H1
                                     -------
               (address of principal executive offices) (Zip Code)


                                 (416) 591-8611
                                 --------------
              (Registrant's telephone number, including area code)

                      SHARPS ELIMINATION TECHNOLOGIES INC.
                         Suite 310, The Pemberton Bldg.
                            744 West Hastings Street
                             Vancouver, B.C. V6C 1A5
                             -----------------------
           Former name and former address if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


As of November 12, 2002, the Company had 8,848,119 issued and outstanding shares of common stock.

                         PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               ARMAGH GROUP, INC.
                (FORMERLY SHARPS ELIMINATION TECHNOLOGIES, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     September 30,
                                                        2002         December 31
                                                     (Unaudited)        2001
--------------------------------------------------------------------------------

ASSETS
TOTAL ASSETS                                         $        --    $       271
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                  $     7,095    $   195,324
   Due to related parties                                                93,888
   Loan payable                                          122,854        145,209
   Convertible note payable                                             146,687
--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                129,949        581,108

TOTAL LIABILITIES                                        129,949        501,108
--------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 50,000,000
    shares authorized, 8,848,119 issued
    and outstanding                                        8,848         18,213
   Additional paid-in capital                          5,660,435      4,525,087
   Accumulated deficit                                (5,799,232)    (5,124,137)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                             (129,949)      (580,837)
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $        --    $       271
================================================================================


     See accompanying notes to consolidated condensed financial statements.

                                    ARMAGH GROUP, INC.
                     (FORMERLY SHARPS ELIMINATION TECHNOLOGIES, INC.)
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                        (UNAUDITED)

                                         Three Months Ended              Nine Months Ended
                                             September                        September
                                   -------------------------------------------------------------
                                        2002          2001              2002           2001
------------------------------------------------------------------------------------------------

OPERATING EXPENSES
 General and administrative        $     10,854    $         --    $     10,854    $         --

LOSS FROM CONTINUING OPERATIONS         (10,854)             --         (10,854)             --
------------------------------------------------------------------------------------------------
DISCONTINUED OPERATIONS
 Loss on discontinued operations       (171,713)       (898,455)       (664,241)     (3,264,669)
------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                  $   (182,567)   $   (898,455)   $   (675,095)   $ (3,264,669)
================================================================================================

  NET INCOME (LOSS) PER SHARE -
        BASIC AND DILUTED          $      (0.02)   $      (0.05)   $      (0.08)   $      (0.30)
================================================================================================

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK OUTSTANDING                   8,848,119      16,652,676       9,238,154      10,910,717
================================================================================================

          See accompanying notes to consolidated condensed financial statements.

                                            2

                                         ARMAGH GROUP, INC.
                          (FORMERLY SHARPS ELIMINATION TECHNOLOGIES, INC.)
                            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW
                               FOR THE PERIOD ENDED SEPTEMBER 30, 2002
                                            (Unaudited )

                                                 Three Months Ended September  Nine Months Ended September
                                                       2002         2001            2002          2001
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                $(182,567)   $ (898,455)    $ (675,095)   $(3,264,669)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities:
     Loss on discontinued operations                  171,713       898,455        664,241      3,264,669
     Change in assets and liabilities                  10,854            --         11,125             --
----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                 --            --           (271)            --
----------------------------------------------------------------------------------------------------------

NET INCREASE/DECREASE IN CASH AND CASH
EQUIVALENTS                                                --            --             --             --
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period             --            --            271             --
==========================================================================================================

CASH AND CASH EQUIVALENTS, end of period            $      --    $       --     $       --    $        --


Cash paid during the period for interest            $      --    $       --     $       --    $     4,232

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Purchase of financed furniture and
        equipment                                   $      --    $       --     $       --    $   140,617
     Conversion of notes payable to common stock    $      --    $  167,500     $  149,385    $   167,500
     Conversion of loans payable to common stock    $      --    $       --     $  189,198    $        --
     Conversion of accounts payable to common
        stock                                       $      --    $       --     $  229,722    $        --
     Issuance of common stock for services          $      --    $       --     $  457,678    $        --
     Issuance of common stock pursuant to reverse
        acquisition                                 $      --    $ (435,065)    $       --    $  (435,065)
----------------------------------------------------------------------------------------------------------

               See accompanying notes to consolidated condensed financial statements.

                                                 3

                                ARMAGH GROUP INC.
                 (FORMERLY SHARPS ELIMINATION TECHNOLOGIES INC.)

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except where the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the "Company" refers to the registrant, Armagh Group Inc., a Delaware corporation.

The Company was incorporated in the State of Florida on August 17, 1984, under the name of AIDA Industries, Inc. and on December 19, 2000, redomiciled to the state of Delaware. From its inception until July 20, 1998, there was no activity within the Company. On July 20, 1998, the Company amended its Articles of Incorporation to provide for a thousand to one (1,000:1) stock split and was quoted on the OTC Bulletin Board. The Company began operations in January of 1999, and on March 24, 1999, the Company changed its name from AIDA Industries, Inc. to Shopping Sherlock, Inc. On May 5, 2001, the Company changed its name from Shopping Sherlock, Inc. to ASPi Europe, Inc. On May 3, 2002 changed its name to Sharps Elimination Technologies Inc. On September 9, 2002, the Company changed its name to Armagh Group Inc.

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

In April 2002 the Company changed its name from "ASPi Europe Inc." to "Sharps Elimination Technologies Inc."

In March 2002, the Company acquired SETI in exchange for 15,800,000 shares of common stock. A the time of the acquisition, SETI was planning to sell devices, which would safely incinerate used medical needles. The Company acquired SETI as a result of SETI's desire to have a public market for its stock. SETI believed that the existence of a public trading market for its common stock would make it easier to raise the capital needed to finance SETI's operations. However, potential investors have expressed concern due to the volatility in the price of the Company's stock. Accordingly, management is of the opinion that:

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

Accordingly, in August 2002 the Company and the former shareholders of SETI agreed to rescind the acquisition of SETI. The agreement to rescind the acquisition of SETI was approved by shareholders owning a majority of the Company's outstanding shares. On the effective date, all of the issued and outstanding shares of SETI were returned to the former SETI shareholders and the 15,800,000 shares issued to the former SETI shareholders will be returned to treasury and cancelled.

The Agreement between the Company and the former shareholders also provided for the following:

The Company paid to SETI $62,000 to reimburse SETI for its expenses incurred in connection with the Company's acquisition of SETI and for other expenses following the date of the acquisition.

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

On the effective date of the rescission, Adrian Towning and Darren Breitkreuz were appointed as directors of the Company. Following this appointment, Kelly Fielder resigned as an officer and director of the Company.

Following the rescission of SETI acquisition, the Company will no longer have any revenue generating assets or operations but will be free to seek new acquisition or business opportunities.

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of the Company are unaudited and include, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated condensed balance sheet as of September 30, 2002, and the related statements of operations, stockholders' deficit and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). These consolidated condensed financial statements should be read in conjunction with the Company's fiscal 2001 audited consolidated financial statements and the related notes thereto included in the Company's Form 10-K filed with the Commission on April 19, 2002.

Since Armagh ("parent") is the surviving legal entity after the disposition of SETI the historical accounting presented herein includes the balances of the parent only.

NOTE 3.  GOING CONCERN

The Company has never generated profits, and there is no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. The Company expects to continue to incur operating losses until significant funding can be obtained.

The Company believes that it has access to additional capital to sustain operations through December 2002. The Company cannot assure that funds raised in the future will be sufficient to finance the complete cost of its operations. The Company will require additional funds before the Company can achieve positive cash flow from operations. The Company is actively in the process of raising additional capital. The Company cannot assure that additional financing or additional funds will be available when the Company needs them or, if available, on terms acceptable to the Company. If adequate funds are not available, the Company may not be able to continue. Any additional stock or convertible debt financing which the Company obtains, if any, could result in substantial dilution to stockholders. The Company currently has no commitments for any credit facilities such as revolving credit agreements or lines of credit that could provide additional working capital and substantial doubt exists regarding the Company's ability to continue as a going concern.

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

During the period September 30, 2002 Armagh, disposed of its only operating subsidiary, SETI, in exchange of shares. The shareholders of SETI exchanged 15,800,000 shares of Armagh for all the outstanding shares of SETI. The exchange was treated as a recapitalization transaction reversing the effects of the March 25, 2002 acquisition of SETI.

NOTE 5.  NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common stock outstanding. Per share information for all prior periods have been retroactively restated to reflect the effect of the exchange ratio established in the Re-Organization Agreement with GrowthExperts. As of September 30, 2002, the Company had outstanding options to purchase 200,000 shares of common stock and outstanding warrants to purchase 575,500 shares of common stock which were not included in the calculation of loss per share as their effect was anti-dilutive.

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

NOTE 7.  LOANS PAYABLE

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

NOTE 8.  STOCKHOLDERS' DEFICIT

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

During the nine months ended September 30, 2002, the Company issued 229,722 shares of common stock to creditors of the Company to extinguish approximately $229,722 in accounts payables. Of these amounts, approximately $95,200 was due to related parties.

Also, during the nine months ended September 30, 2002, the Company issued 466,667 of common stock to certain consultants of the Company for services rendered. The transactions totaled in the aggregate $466,667.

                                 PART I - ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATION

         The Company was incorporated in 1984. Between 1984 and August 2002 the Company was involved in several businesses, all of which have been discontinued.

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

         The August 2002 the Company and the former SETI shareholders agreed to rescind the acquisition of SETI. See Note 1 of these financial statements for further information.

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


RESULTS OF OPERATIONS
---------------------

Nine Months Ended September 30, 2002
------------------------------------

         In June 2001 the Company acquired all of the issued and outstanding equity securities of GrowthExperts Group Inc., a corporation formed to provide outsourced sales and customer relationship management services. The acquisition of GrowthExperts was treated as a reverse acquisition whereby the Company was acquired by GrowthExperts. The financial statements for the period prior to the date of acquisition (June 2001) were those of GrowthExperts. On December 5, 2001, GrowthExperts filed bankruptcy under Canada's Bankruptcy and Insolvency Act due to lack of working capital. As a result of the bankruptcy filing, the operating results for the nine months ended September 30, 2001 are shown as "Discontinued Operations".

         Furthermore, in August 2002, our Company entered into a separation agreement to sell all of the issued and outstanding shares of our operating subsidiary, Sharps Elimination Technologies Inc. (formerly SETI Corp.), in consideration for all of the shares of our common stock beneficially owned by certain officers and directors of our Company, which totals 15,800,000. These shares will be returned to treasury and cancelled. Following the share exchange, our Company will no longer have any revenue generating assets or operations.


                                 PART I - ITEM 3
                             CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, under the supervision and with the participation of the Company's management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "1934 Act"). Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting us to material information relating to the Company required to be included in the Company's periodic filings under the 1934 Act.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - NONE

ITEM 2.  CHANGES IN SECURITIES - NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   The following exhibits are included herein:

               99.1     Certification of Director.

               99.2     Certification of Director.

         (b)   Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARMAGH GROUP, INC

Date: November 12, 2002                     By: /s/ Darren Breitkreuz
                                                --------------------------------
                                                Darren Breitkreuz, Director

Date: November 12, 2002                     By: /s/ Adrian Towning
                                                --------------------------------
                                                Adrian Towning, Director

The following pages include the Signatures page for this Form 10-QSB, Certifications of our CEO and CFO, and (at Exhibits 99.1 and 99.2 of this report) a further Certification by our CEO and CFO.

The form of Certification immediately following the Signatures page is required by Rule 15d-14 under the Securities Exchange Act of 1934 in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). The
Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 3 of Part I of this quarterly report presents the conclusions of the CEO and CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to our audit committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification (set forth at Exhibit 99.1 and 99.2) is required by section 1350 of chapter 63 of title 18 of the United States Code.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMAGH GROUP INC.



        DATED: November 12, 2002            By: /s/  Darren Breitkreuz
                                                -----------------------
                                                     Darren Breitkreuz
                                                     Director

        DATED: November 12, 2002            By: /s/  Adrian Towning
                                               -----------------------
                                                     Adrian Towning
                                                     Director

                                  CERTIFICATION


I, Darren Breitkreuz, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Armagh Group
         Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


                                                /s/ Darren Breitkreuz
                                                ---------------------
                                                    Darren Breitkreuz
                                                    Director

                                  CERTIFICATION


I, Adrian Towning, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Armagh Group
         Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's certifying officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's certifying officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


                                                /s/ Adrian Towning
                                                -----------------------
                                                    Adrian Towning
                                                    Director