Form 10KSB
period 2002-12-31
SMART VIDEO TECHNOLOGIES INC
filed 2003-05-15
CIK 1089525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26809

SMARTVIDEO TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Delaware	91-1962104
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1650 Oakbrook Drive, Suite 405, Norcross Georgia	30093
(Address of principal executive offices)	(Zip Code)

(770) 729-8777
Issuer's telephone number, including area code

ARMAGH Group, Inc.
(Former name or former address, if changed since last report

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
The Common Stock is quoted on the Over-the Counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $2,750.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 7, 2003 was approximately $5,422,000.

The total number of shares of the issuer's common stock, $.001 par value, outstanding on May 7, 2003 was 6,949,396.
Transitional Small Business Disclosure Format: Yes |_| No |X|

SMARTVIDEO TECHNOLOGIES INC.

Item   4.  Submission of Matters to a Vote
             of Security Holders ..................................9
Item   5.  Market for Common Equity and Related
             Stockholder Matters .................................10
Item   6.  Management's Discussion and Analysis
             or Plan of Operation ................................11
Item   7.  Financial Statements ..................................15
            Historical Financial Statements

              Consolidated Statements of Changes in

Item   8.  Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure ..............30

                                    PART III

Item   9.  Directors and Executive Officers, Promoters
             and Control Persons; Compliance with Section
             16(a) of the Exchange Act............................31
Item  10.  Executive Compensation.................................33
Item  11.  Security Ownership of Certain Beneficial Owners and

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainty are related to our current business situation and include, but are not limited to our lack of revenues, our history of operating losses, our need for additional financing, the uncertainty about our ability to continue as a going concern and dependence on our current management team. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that we undertake no obligation to release publicly any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

PART I

Item 1. Description Of Business

     In November 2002, we acquired OVT, Inc. d/b/a SmartVideo. Our business is now that of SmartVideo and any reference to us, unless otherwise indicated, includes SmartVideo. In January 2003, we changed our name from the Armagh Group, Inc. to SmartVideo Technologies, Inc. to reflect the new direction of our business.

     We are a provider of high quality multimedia solutions that allow live or on-demand programing to be delivered over the internet and to the wireless environment at speeds as low as 23K. We serve corporate, governmental, entertainment and educational sectors with multimedia products and services that include streaming video and audio, interactive programing, graphics, and animation.

     Our products and services address the increasingly important role that multimedia plays in the Internet communications industry. Media giants, Internet companies, and entertainment companies are merging and forming strategic alliances in an attempt to build market share and be the first to capitalize on multimedia. Companies worldwide are actively seeking innovative solutions to harness the power of multimedia communications in the delivery of their message to both internal and external customers. Many believe that multimedia is poised to become the next segment to experience significant growth on the Internet.

     Businesses are learning that their corporate earnings webcasts, sales and training seminars, product launches, trade shows, and distance learning initiatives are far more cost effective in reaching a greater numbers of people when utilizing multimedia presentations as compared to traditional communication or training strategies. This is in part due to the ability of multimedia to deliver to specific, targeted audiences. Multimedia marketing campaigns enable an advertiser to tailor and then to deliver targeted, marketing and informational programs through the Internet directly to those consumers who (1) have purchased similar products in the past; or (2) are more likely to be in the position to say "yes" when it is a product or service that meets their needs or wants.

     Our technology enables our customers to deliver high-quality video content to more than 95% of all Internet users. To deliver an experience that features an equivalent size and quality video, our competitors are limited to distributing their content only through broadband connections, which today account for less than 20% of all Internet connections.

     Our strategies for growth are concentrated in the following three key areas:

  To enable our customers to communicate more effectively with their employees, customers, vendors, and investors through the use of rich, live and on-demand multimedia programs;
  To develop strategic relationships with premium, rich media, content providers, who will utilize our products and services to create customized value-added technologies and services to increase their sales and revenue base; and,
  To develop partnering relationships with wide-ranging sales and distribution channel leaders already serving our vertical market space in a way that assists them in developing new revenue streams and opportunities for additional sales and that also reduces their dependency on low margin products that may already be in the final stages of their product lifecycle.

To gain a better understanding of our business, we are providing a brief explanation of some of the key terms surrounding our products and services:

Multimedia - Includes streaming video and audio, graphics, animation, and interactive programing, which is delivered to a computer or wireless device via the public Internet.

Dial-up – Describes a connection methodology to the Internet; also, describes a class of Internet users. More than 80% of all Internet users fall into this category. This fact alone is significant since dial-up connections are never more than 56Kbps (typically they range somewhere between 32Kbps and 40Kbps). SmartVideo’s products and services consistently deliver high quality multimedia content to this class of Internet users – in today’s market, our competitors are unable to effectively support this class of Internet user with an equivalent quality of service.

Broadband – Describes a class of Internet users who have consistently more than 56Kbps of available Internet bandwidth. Broadband connections include: DSL, cable modem, ISDN, and enterprise. Unfortunately, having a broadband connection at a given location does not guarantee that each personal computer connected to it will have access to all the available bandwidth at a specific point in time (e.g.: A small business has a DSL connection with a total bandwidth capacity of 250Kbps. If there are five users connected, the average bandwidth available to each user is only 50Kbps.)

Webcast – An Internet broadcast similar to a television broadcast, except the delivery mechanism is the Internet and the viewing appliance is usually a personal computer.

Live webcast - A Webcast which is distributed from a live programming source.

On-demand webcast - A Webcast which is distributed from a pre-recorded source.

Content - Generally describes the information or entertainment being webcast.

Streaming media - A subset of multimedia communications which usually includes video, audio, or combinations of both.

     With travel becoming less and less appealing to companies, due to terrorism, threats of war, the financial and labor unrest associated with the airline industry, and the fear of diseases like SARS, enterprises are turning to multimedia webcasting as a means for maintaining frequent and effective communications with workforces, customers, and other stakeholders dispersed over large geographic areas.

     Multimedia webcasts may be as short as one minute or as long as several hours. Unlike satellite communications, which require a specified start and end time, multimedia webcast start and end times are very flexible. A webcast can also be archived for viewing as an on-demand presentation.

     Our products and services incorporate one or more of the following hardware and software devices; Windows Media, Microsoft SQL Database, Microsoft Web Servers and File Storage devices. Database and Internet servers other than Microsoft may be accommodated at a later time when customer demand justifies the technological investment. SmartVideo's services are compatible with standard Internet firewalls, routers and security devices. Although our services are designed to work over public Internet connections, they also perform equally well in LAN/WAN environments.

     To receive our services, the viewer's computer requires an internet connection, Microsoft's Windows Media Player and Microsoft Internet Explorer. We can integrate our services and technologies into existing content originators' and/or providers' web content. Our services can deliver complex content to viewers live, scheduled or on-demand, or in any combination of live, scheduled or on-demand as determined by customer requirements. Our services and technologies were developed using Microsoft Development Products and other web technologies for which we are duly licensed.

     We provide our customers controlled functionality which includes navigational tools and services that enable them to deliver a unique multimedia experience on an individualized basis to their constituents. In effect, we deliver to customers a complete Internet broadcast environment which allows them to create, acquire, encode, store, organize, advertise and deliver subscription based content over the internet to virtually any Windows-based computer or hand held Windows CE based device equipped with an internet connection.

     SmartVideo has developed its own proprietary service platform for Internet delivery of high-quality digital multimedia. It is a standards-based, market driven, end-to-end, highly scalable, system architecture that provides a common platform for Internet media delivery, in multiple media and service formats, through dial-up, broadband, and wireless Internet connections. Incorporated are ASP services, which facilitate customization and customer control of their users' digital media experience.

     In March 2003, we submitted a Provisional Patent Application entitled "Video Mail Delivery System". This Provisional Patent Application was amended in January 2001 to include 27 independent claims that cover the unique methods and processes used in SmartVideo's proprietary video delivery. The Patent Application is pending and final resolution is not anticipated until mid-2003.

     We expect to continue developing proprietary processes, services, and software to further differentiate ourselves in our unique method of delivering high-quality multimedia communications. SmartVideo is also involved in an ongoing process of copyrighting its proprietary methods, as well as developing other software that may be suitable for patent or copyright.

Competition

     The market for Internet broadcast services and video content is relatively new, rapidly evolving and highly competitive. We expect our competition to intensify. We compete with:

  Web sites, Internet portals and Internet broadcasters who acquire and provide content to users;
  Video and audio conferencing companies and Internet business service broadcasters;
  Online services, other web site operators and advertising networks; and
  Traditional media, such as television, radio and print.

     Our primary competitors are Loudeye, Express, Akamai, divisions of Williams Communication, Cable & Wireless, and Internet broadcasters such as Yahoo! Broadcast. These competitors provide services similar to ours and each has a well-established market presence. In addition, some telecom carriers, teleconference companies, or other infrastructure companies have, or in the future may choose to, enter our market. We compete with providers of traditional communications technologies such as teleconferencing and videoconferencing, as well as applications software companies such as Centra Software, Lotus (SameTime), Microsoft (NetMeeting and Placeware).

     A significant source of competition includes potential customers who may choose to invest in the resources and equipment necessary to digitally manage, encode and/or host and deliver streaming media on an in-house basis. In-house service is expected to remain a significant competitor. We believe that as streaming media technology advances, the resources required to support the production and delivery of streaming media will increase. As that resource requirement expands, it is anticipated that companies who currently manage these processes internally will see a significant economic advantage to outsourcing these functions to a third-party expert.

History

We incorporated in Florida on August 17, 1984, and on December 19, 2000 changed our corporate domicile to Delaware.

Between 1984 and June 2001 we were involved in several businesses, all of which have been discontinued.

In June 2001 we acquired all of the issued and outstanding equity securities of GrowthExperts Group Inc. in exchange for 9,750,000 Exchangeable Shares. Each Exchangeable Shares was exchangeable at any time, at the holders option, for one share of the Company’s common stock. On October 7, 2001, the former GrowthExperts shareholders were issued an additional 750,000 Exchangeable Shares due to our failure to meet certain obligations to GrowthExperts.

GrowthExperts was incorporated in Alberta, Canada in June 1998 to provide outsourced sales and customer relationship management services. On December 5, 2001, GrowthExperts filed for bankruptcy under Canada’s Bankruptcy and Insolvency Act due to lack of working capital. At a special meeting of GrowthExperts’ Exchangeable Shareholders held on January 22, 2002, the Exchangeable Shareholders voted to amend the rights attached to the Exchangeable Shares such that the 10,500,000 Exchangeable Shares would no longer be exchangeable into our common shares.

On March 26, 2002, we acquired all of the issued and outstanding shares of Sharps Elimination Technologies Inc. (“SETI”) in exchange for 15,800,000 shares of the our common stock. SETI was incorporated in Delaware on September 25, 2001. On November 12, 2001, SETI acquired the exclusive license, subject to a cash payment of $300,000 due on May 12, 2002, to develop, manufacture, and sell Needle-Ease™, a device used for the safe disposal of used needles and hypodermic syringes. The Needle-Ease™ is a battery operated incineration system that destroys a range of needles by passing an electric current through the needle thereby reducing the steel to ashes in a matter of seconds. The electric charge is generated from a rechargeable sealed lead-acid battery. The contact points of the device can be touched directly or with a metal object by the operator or anyone else without the transfer of current (i.e. shock).

In connection with this transaction Kelly Fielder, the President of SETI, became our President and sole director.

In April 2002, we changed our name from "ASPi Europe Inc." to "Sharps Elimination Technologies Inc."

We agreed to acquire SETI as a result of SETI’s desire to have a public market for its stock. SETI believed that the existence of a public trading market for its common stock would make it easier to raise the capital needed to finance its operations. However, it became apparent that the holdings of the our shareholders would likely be significantly diluted as a result of the sale of the additional shares which would be required to finance the development of SETI’s medical needle disposal business.

On July 12, 2002, the former shareholders of SETI and we agreed to rescind the acquisition of SETI and the 15,800,000 shares issued to the SETI shareholders were cancelled and returned to the our treasury.

On September 18, 2002, we changed our name to Armagh Group, Inc.

In November 2002, we acquired all of the issued and outstanding equity securities of OVT, Inc., d/b/a SmartVideo, in exchange for 12,000,000 shares of our Series A Preferred Stock plus 916,666 shares of our common stock. The shares of common stock will be issued on November 26, 2003. Each Series A Preferred share may be converted into one share of our common stock at any time after November 26, 2003. Each Series A Preferred share is entitled to one vote on any matter for which our shareholders may vote generally. The agreement relating to the acquisition of SmartVideo provides that 3,000,000 of the Series A Preferred shares will be forfeited if OVT fails to attain pre-tax earnings for the fiscal year of OVT ended September 30, 2003 of $220,000. SmartVideo was founded in August 2000 and is a provider of high quality multimedia solutions that allow live or on-demand programing to be delivered over the internet and to the wireless environment at speeds as low as 23K.

In January 2003, we changed our name from the Armagh Group, Inc. to SmartVideo Technologies, Inc.

Plan of Operation

     In March 2003, SmartVideo announced an increase in our capacity to support demand for its services. With the increase in capacity, we can support more than 50 million unique viewers each month. As demand warrants, additional capacity will be deployed.

     We also intend to continue investing in core technology research and product development. We anticipate bringing new solutions to the marketplace that meet our customer's needs and have a clear value statement.

Miscellaneous

     Although there are currently few laws and regulations directly applicable to the Internet, it is likely that new laws and regulations will be adopted in the United States and elsewhere covering issues such as broadcast license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services.

     As of May 1, 2003, we had six full-time employees. As the demand for our products and services increases, we intend to add additional personnel who will primarily be focused on customer service, including order fulfillment, technical support, and quality of service monitoring.

Risk Factors

We are subject to certain risks related to our current business.

History of Losses

We have never been profitable and there can be no assurance that in the future we will be profitable. In addition, our acquisition of SmartVideo will cause our operating expenses to increase significantly.

Need for Additional Financing

We can satisfy our current cash requirements through May 2003 at current operating levels. Accordingly, we must raise substantial additional operating capital in order to continue in business. There can be no assurance that we will be able to secure financing or that such financing will be obtained on terms favorable to us.

The Recent Acquisition of SmartVideo involved a Significant Issuance of Our Capital Stock that will result in a Substantial Decrease in the Percentage Ownership Interest Held by Our Current Stockholders

Our stockholders will suffer a substantial decrease in their percentage ownership interest in us as a result of the issuance of additional shares of our common stock pursuant to the acquisition of SmartVideo on November 26, 2002. This anticipated decrease in the percentage of ownership interest held by the our current stockholders will result in a proportional reduction in their voting power regarding matters submitted to a vote of our stockholders.

Item 2. Description of Property

Until October 2002, the Company was provided the use of office facilities at 1650 Oakbrook Drive, Suite 405, Norcross, Georgia from a related entity at no cost. In October 2002, an agreement was reached with this related entity to begin charging the Company rent for its share of the office facilities and common expenses. The annual rental rate for this space is $96,000 ($8,000 per month) with a lease term that expires on August 31, 2005.

Item 3. Legal Proceedings

We are not a party to, and none of our property is subject to, any pending or threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

On December 6, 2002, we had 9,613,119 outstanding shares of common stock and 12,000,000 outstanding shares of Series A preferred stock. Holders of common stock and the Series A preferred stock vote together as a single class, with each share of common stock and each share of the Series A preferred stock being entitled to one vote. On December 6, 2002 the holders of a majority of the our voting shares executed a written consent in lieu of a special meeting which provided for the following, to be effective January 3, 2003:

  A one-for-three reverse stock split with respect to the Company's outstanding common stock;
  A change in the Company's name to SmartVideo Technologies, Inc.; and
  Adoption of the 2002 Stock Incentive Plan

PART II

Item 5. Market for Common Equity And Related Shareholder Matters

Our common stock is traded on the OTC Bulletin Board. During 2001, our common stock traded under the symbol “ASPQ.” From May 6, 2002 through September 17, 2002, our common stock traded under the symbol “SETI”. From September 18, 2002 through January 6, 2003, our common stock traded under the symbol “AMGH”. Since January 7, 2003, our common stock has traded under the symbol “SMVD”. In December 2002 a majority our shareholders approved a one-for-three reverse split of our common stock which was effective January 6, 2003. The following is a summary of the high and low closing prices of our common stock on the OTC Bulletin Board during the periods presented. The prices have been adjusted to reflect the three-for-one reverse stock split and represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions.

                                                     High            Low
           Fiscal Year 2001
             First Quarter                          $  9.56          $3.19
             Second Quarter                         $ 11.10          $6.00
             Third Quarter                          $  9.00          $1.83
             Fourth Quarter                         $  6.99          $1.71

           Fiscal Year 2002
             First Quarter                          $  4.71          $2.85
             Second Quarter                         $  6.27          $0.93
             Third Quarter                          $  2.25          $0.27
             Fourth Quarter                         $  1.59          $0.36

           Fiscal Year 2003
             First Quarter                          $  2.30          $1.35
             Second Quarter (through May 7, 2003)   $  1.95          $1.51

As of May 1, 2003, we had approximately 420 stockholders of record (including nominees and brokers holding street accounts) of our common stock.

We have never paid dividends on our shares. We currently intend to retain any earnings for use in our business and does not anticipate paying any dividends in the foreseeable future.

Preferred Stock

In November 2002, we acquired all of the issued and outstanding equity securities of OVT, Inc., d/b/a SmartVideo, in exchange for 12,000,000 shares of the our Series A Preferred Stock plus 916,666 shares of our common stock. The shares of common stock will be issued on November 26, 2003. Each Series A Preferred share may be converted into one share of our common stock at any time after November 26, 2003. Each Series A Preferred share is entitled to one vote on any matter for which our shareholders may vote generally. The Series A Preferred shares will participate on an equal basis with our common shares with respect to any dividends or upon liquidation.

Recent Sales of Unregistered Securities

See Item 13 of this report for information concerning sales of our securities during the three months ended December 31, 2002.

The sale of the securities referred to in Item 13 were exempt transactions under Section 4(2) of the Securities Act of 1933 as transaction by an issuer not involving a public offering. At the time of sale, the persons who acquired these securities were all fully informed and advised about matters concerning us, including our business, financial affairs and other matters. The shareholders acquired the securities for their own account.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

The acquisition of SmartVideo was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if SmartVideo had acquired us. Although from a technical standpoint SmartVideo is a wholly-owned subsidiary of us, the results of operations prior to November 26, 2002, included in our consolidated financial statements, are limited to the operating results of SmartVideo. The results of operations subsequent to November 26, 2002 are the consolidated operating results of SmartVideo and us. The equity section of the balance sheet and our net loss per share has been retroactively restated to reflect the reverse acquisition.

Plan of Operation

Over the course of the next twelve months, we intend to raise additional operating capital, execute our business plan and focus our business development efforts in the following three key areas:

  By enabling our customers to communicate more effectively with their employees, customers, vendors, and investors through the use of rich, live and on-demand multimedia programs;
  By developing strategic relationships with premium, rich media, content providers, who will utilize our products and services to create customized value-added technologies and services that increase their sales and revenue base; and,
  By developing partnering relationships with wide-ranging sales and distribution channel leaders already serving our vertical market space in a way that assists them in developing new revenue streams and opportunities for additional sales and that also reduces their dependency on low margin products that may already be in the final stages of their product lifecycle.

In March 2003, we announced an increase in our capacity to support expected demand for our services. With this increase in capacity, we can support more than 50 million unique viewers each month. As demand warrants, we will expand our total capacity.

As the demand for our products and services increases, we intend to add additional personnel who focus will primarily be in the following areas: customer service, order fulfillment, technical support, and quality of service monitoring.

Once we raise sufficient capital, we also intend to invest in core technology research and product development. We anticipate bringing new solutions to the marketplace that not only meet our customer’s needs but also present a clear value statement to them.

Results of Operations

Year Ended December 31, 2002 compared to 2001

Our revenues totaled $2,750 and $0 for 2002 and 2001, respectively. We are a development stage company and have only recently started to market our products and services.

Our compensation and benefits expenses decreased from $232,391 in 2001 to $202,119 in 2002. This is indicative of a development stage company staffing our ongoing projects on an ad hoc basis. At our present stage of development, our compensation and benefits expense will fluctuate based on the requirements of existing projects and contracts.

General & administrative expenses increased to $59,013 in 2002 from $14,578 in 2001. This increase was due primarily to our initial marketing efforts in the fall of 2002 and costs associated with our acquisition of OVT.

Professional fees increased to $27,649 in 2002 as compared to $4,764 in 2001. This increase was primarily attributable to costs and expenses associated with our acquisition of OVT in November 2002.

Service fees increased to $319,125 in 2002 from $180,000 in 2001. Service fees are primarily transactions that have involved stock issuances associated with our development. In 2002, we issued 1,333,333 shares of OVT common stock at a per share price of $0.18 for a total of $240,000 in compensation for services as compared to the issuance of 1,000,000 shares in 2001 at a per share price of $0.18 for a total of $180,000. The remaining portion of the 2002 service fees are represented by the amortization of prepaid expenses associated with the issuance of 1,200,000 shares of common stock to an advisor in November.

Interest expense increased to $80,840 in 2002 from $9,140 in 2001. This increase is attributable to the conversion of an advance from a related entity into an interest-bearing note payable which contributed an additional $8,680 to this category and $60,000 in additional interest expense charged related to the beneficial conversion feature upon the issuance of the convertible promissory notes in December 2002.

Year Ended December 31, 2001 compared to 2000

Please note that the fiscal year ended December 31, 2000 represents only a partial year.

Our revenues totaled $0 and $0 for 2001 and 2000, respectively. We are a development stage company and had been in the development stages of our products and services during that time period.

Our compensation and benefits expenses increased from $92,777 in 2000 to $232,391 in 2001. This is indicative of a development stage company operating for only a partial year in 2000 and staffing our ongoing projects on an ad hoc basis. At our present stage of development, our compensation and benefits expense will fluctuate based on the requirements of existing projects and contracts.

General & administrative expenses decreased to $14,578 in 2001 from $16,630 in 2000. This decrease was due primarily to the extra costs associated with our initial patent application during the fiscal year ended 2000.

Professional fees decreased to $4,764 in 2001 as compared to $15,380 in 2000. This decrease was due primarily to the extra costs associated with our initial patent application during the fiscal year ended 2000.

Service fees decreased to $180,000 in 2001 from $300,000 in 2000. Service fees are primarily transactions that have involved stock issuances associated with our development. In 2000, we issued 1,666,667 shares of OVT common stock at a per share price of $0.18 for a total of $300,000 in compensation for services to our founders as compared to the issuance of 1,000,000 shares in 2001 at a per share price of $0.18 for a total of $180,000.

Interest expense increased to $9,140 in 2001 from $96 in 2000. This increase is attributable to the execution of a promissory note associated with the execution of a stock repurchase agreement in March 2001.

Liquidity and Capital Resources

To date, we have generated only minimal revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on loans from shareholders and other related entities.

It is anticipated that we will need to raise at least $840,000 over the course of the next twelve months to fund our current level of operations. There can be no assurance, however, that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cashflows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no commitments for any additional capital.

Going Concern

We have incurred recurring losses and negative cash flows since our inception. As of December 31, 2002, we had an accumulated deficit of $1,561,441 and a working capital deficit of $738,006. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund our operations.

We are a development stage company and have only recently started to market our various products. We have generated only minimal revenues from operations since our inception and have no assurance of any future revenues. All losses accumulated since inception have been considered as part of our development stage activities. We will require substantial additional financing for continuing research and development of our products and to increase the market share for our products and services. There can be no assurances that our operations will become profitable or that we will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to us.

Recent Accounting Pronouncements

On January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets”, which requires the discontinuance of goodwill amortization and that it be assessed for impairment on an annual basis or more frequently if impairment indicators exist. The adoption of SFAS 142 did not have any effect on our financial position or results of operations or cash flows as we have no recorded goodwill.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and elements of APB 30, “Reporting the Results of Operations—Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The adoption of SFAS 144 on January 1, 2002 did not have a material effect on our financial position or results of operations.

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 could result in our recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” (“SFAS 148”) was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for our third quarter of 2003, and we are currently evaluating the effects of adoption of EITF 00-21 on our service arrangements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,,” (“FIN 46,”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact our financial position, results of operations or cash flows.

Item 7. Financial Statements>

SMARTVIDEO TECHNOLOGIES INC.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors

SmartVideo Technologies, Inc.

We have audited the accompanying consolidated balance sheets of SmartVideo Technologies, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended and the cumulative amounts for the period from inception (August 31, 2000) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartVideo Technologies, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, and the cumulative amounts for the period from inception (August 31, 2000) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SPICER, JEFFRIES & CO.

Denver, Colorado

May 7, 2003

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Balance Sheets

                                                 December 31,       December 31,
                                                     2002               2001

                    ASSETS

CURRENT ASSETS
    Cash                                         $        5,742   $   12,754
     Total current assets                                 5,742       12,754
EQUIPMENT, net of accumulated depreciation
    of $7,163 and $3,683, respectively                    3,250        6,730
PREPAID EXPENSES (Note 4)                             1,316,250            -
OTHER ASSETS                                             10,000       10,000
      TOTAL ASSETS                               $    1,335,242   $   29,484

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses      $        138,560   $   42,601
    Convertible promissory notes (Note 5)                60,000            -
    Due to related parties (Note 6)                     521,273      272,162
    Accrued interest                                     23,915        6,656
     Total current liabilities                          743,748      321,419

DUE TO RELATED PARTIES - LONG-TERM PORTION               50,000      100,000
     Total liabilities                                  793,748      421,419

SHAREHOLDERS' EQUITY (DEFICIT) (Note 3)
 Preferred stock, $.001 par value, 12,000,000
  shares authorized, 12,000,000 and no shares
  issued and outstanding as of December 31, 2002
  and 2001, respectively                                 12,000            -
 Common stock, $.001 par value, 50,000,000 shares
  authorized,6,949,396 and 3,500,000 shares issued
  and outstanding as of December 31, 2002 and 2001,
  respectively                                            6,949        3,500
 Additional paid in capital                           2,083,956      626,500
 Accumulated deficit                                 (1,561,411)    (871,935)
                                                        541,494     (241,935)

 Less: treasury stock                                     -         (150,000)
   Total shareholders' equity (deficit)                  541,494   (391,935)
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $    1,335,242   $   29,484

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Statements of Operations

                                                                              Period from
                                                                              Inception
                                               For the Years Ended        (August 31, 2000)
                                                  December 31,              to December 31,
                                          2002                  2001             2002

REVENUE                             $           2,750     $          -     $       2,750

EXPENSES
    Compensation and benefits                 202,119          232,391           527,287
    General & administrative                   59,013           14,578            90,221
    Professional fees                          27,649            4,764            47,793
    Service fees                              319,125          180,000           799,125
    Depreciation & amortization                 3,480            3,005             7,163

       Total operating expenses               611,386          434,738         1,471,589

          Loss from operations               (608,636)        (434,738)       (1,468,839)

OTHER EXPENSES
    Interest expense                          (80,840)          (9,140)          (90,076)
    Other                                           -             (761)           (2,496)

       Total other expenses                   (80,840)          (9,901)          (92,572)

NET LOSS                            $        (689,476)    $   (444,639)    $  (1,561,411)

LOSS PER SHARE
    Basic and diluted net
     loss per share                 $           (0.17)     $      (0.16)

    Weighted average common
     shares used to compute
     basic and diluted net
     loss per share                        4,127,243      2,820,547

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Period from Inception (August 31, 2000) through December 31, 2002

                                            Preferred Stock        Common Stock          Additional   Accumulated  Treasury
                                       Shares       Par Value   Shares     Par Value  Paid-in Capital  Deficit     Stock     Total

Balance, August 31, 2000                      -   $     -            -   $      -    $        -   $        -   $     -    $    -
  Issuance of common stock to
   founders at a price of $0.18 per
   share in September 2000                    -         -     1,666,667      1,667       298,333           -         -      300,000
  Sale of common stock at a price of
   $0.18 per share in September 2000          -         -       833,333        833       149,167           -         -      150,000
  Net Loss                                    -         -           --          -             -       (427,296)      -     (427,296)
Balance, December 31, 2000                    -         -     2,500,000      2,500       447,500      (427,296)      -       22,704
  Issuance of note payable to
   repurchase common stock in March
   2001                                       -         -            -          -             -            -    (150,000)  (150,000)
  Issuance of common stock to
   founders at a price of $0.18 per
   share in September 2001                    -         -     1,000,000      1,000       179,000           -         -      180,000
  Net Loss                                    -         -            -          -             -       (444,639)      -     (444,639)
Balance, December 31, 2001                    -         -     3,500,000      3,500       626,500      (871,935) (150,000)  (391,935)
  Issuance of common stock for
   services at a price of $0.18 per
   share in October 2002                      -         -     1,333,333      1,333       238,667           -         -      240,000
  Conversion of OVT, Inc. common
   stock to preferred stock on the
   acquisition of the Armagh Group,
   Inc. in November 2002              12,000,000    12,000   (4,833,333)    (4,833)     (157,167)          -     150,000       -
  Issuance of common stock in the
   acquisition of the Armagh Group,
   Inc. in November 2002                      -         -     6,949,396      6,949     1,315,956           -         -    1,382,905
  Beneficial conversion feature on
   issuance of convertible promissory
   notes                                      -         -            -          -         60,000           -         -       60,000
  Net Loss                                    -         -            -          -             -       (689,476)      -     (689,476)
Balance, December 31, 2002            12,000,000  $ 12,000    6,949,396   $  6,949   $ 2,083,956   $(1,561,411) $    -   $  541,494

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

                                                                        Period from
                                                                         Inception
                                              For the Years Ended    (August 31, 2000)
                                                December 31,          to December 31,
                                            2002           2001            2002

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $ (689,476)    $(444,639)    $ (1,561,411)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Issuance of common stock for
      services                             240,000       180,000          720,000
    Beneficial conversion feature
      of convertible debt                   60,000             -           60,000
    Depreciation and amortization            3,480         3,005            7,163
    Decrease in prepaid expenses            73,125             -           73,125
    Increase in accrued interest
      on notes payable                      17,258         6,657           23,915
    Decrease (increase) in other
      assets                                     -       (10,000)         (10,000)
    Increase in accounts payable
      and accrued expenses                  79,490        14,361          122,090

      Net cash used in operating
        activities                        (216,123)     (250,616)        (565,118)

CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in equity funds                  -             -         (100,000)
    Liquidation of investments in
      equity funds                               -        34,035          100,000
    Purchase of equipment                        -        (2,286)         (10,413)
       Net cash provided by (used in)
        investing activities              (216,123)       31,749          (10,413)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                     -             -          150,000
    Increase in due to related parties      149,111      222,162          371,273
    Issuance of convertible promissory
       notes                                60,000             -           60,000
       Net cash provided by financing
        activities                         209,111       222,162          581,273

NET INCREASE (DECREASE) IN CASH             (7,012)        3,295            5,742
CASH, beginning of period (inception)       12,754         9,459                -

CASH, end of year                       $    5,742    $   12,754      $     5,742

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

                                                                          Period from
                                                                           Inception
                                         For the Years Ended           (August 31, 2002)
                                            December 31,                to December 31,
                                          2002             2001               2002

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING
   Repurchase of common stock
    through the issuance of a
    note payable                        $         -     $ 150,000     $   150,000

   In a reverse acquisition,
    the Company acquired all
    of the outstanding capital
    stock of the Armagh Group,
    Inc. as of November 26,
    2002. In connection with
    the reverse acquisition,
    liabilities were assumed
    as follows:

      Fair value                        $ 1,449,375     $       -     $ 1,449,375
      Cash paid, net of cash
        acquired                                  -             -               -
      Common stock issued               (1,382,905)             -     (1,385,905)

        Net liabilities
        assumed on acquisition          $    66,470     $       -     $    66,470

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1 - Organization, Risks and Going Concern

Organization

OVT, Inc., d/b/a SmartVideo was incorporated in the state of Georgia on August 31, 2000. The Company has developed a proprietary video compression and processing technology that enables the delivery of full motion video content to a web browser using an internet connection at speeds as low as 23K.

In November 2002, the shareholders of the Armagh Group, Inc. (“Armagh”) approved an exchange of preferred stock of Armagh for all of the outstanding common stock of OVT, Inc. (“OVT”). This transaction has been accounted for as a reverse acquisition. Under reverse acquisition accounting, OVT was considered to have been the accounting acquirer for financial reporting purposes and acquired the assets and liabilities of Armagh. As of the date of acquisition, Armagh had prepaid expenses totaling $1,389,375 and liabilities totaling $66,470. The acquisition was accomplished through the issuance of 12,000,000 shares of Armagh preferred stock for the 12,000,000 outstanding shares of OVT common stock. As of the date of the reverse acquisition, Armagh had 3,204,396 shares issued and outstanding (post-reverse split) and 3,745,000 shares which it was contractually obligated to issue once a contemplated one for three reverse split became effective for a combined total of 6,949,396 common shares. The equity section of the balance sheet has been restated to reflect this reverse acquisition as a recapitalization.

On January 3, 2003, by a written consent of a majority of the shareholders, Armagh approved an amendment to effect a one for three reverse stock split with effect to the outstanding common stock, the creation of the 2002 Stock Incentive Plan and to change the name of the corporation to SmartVideo Technologies, Inc. This reverse split did not affect the issued and outstanding preferred shares.

Risks

The Company is subject to a number of risks similar to other companies in a comparable stage of development including reliance on key personnel, successful marketing of its services in an emerging market, competition from other companies with greater technical, financial, management and marketing resources, successful development of new services, the enhancement of existing services, and the ability to secure adequate financing to support future operations.

Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of December 31, 2002, it had an accumulated deficit of $1,561,441 and a working capital deficit of $738,006. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations.

OVT, Inc. is a development stage company that has only recently started to market its various products. The Company has not generated any revenues from operations and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company’s development stage activities. The Company will require substantial additional financing for continuing research and development of its products and for the commercialization of its products. There can be no assurances that the Company’s operations will be profitable or that it will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to the Company.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - Summary of Significant Accounting Policies

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Property and Equipment

The Company provides for depreciation of equipment using the straight-line method based on estimated useful lives of three years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of other assets, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist of liabilities recorded at contracted amounts that approximate fair value.

Stock Splits

On January 3, 2003, the Company effected a 1 for 3 reverse split of the Company's common stock.

All references to shares and share amounts have been adjusted to reflect the stock splits on a retroactive basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - Summary of Significant Accounting Policies – (Continued)

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets”, which requires the discontinuance of goodwill amortization and that it be assessed for impairment on an annual basis or more frequently if impairment indicators exist. The adoption of SFAS 142 did not have any effect on the Company’s financial position, results of operations or cash flows as the Company has no recorded goodwill.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of,” and elements of APB 30, “Reporting the Results of Operations—Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions.” SFAS 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Company adopted SFAS 144 on January 1, 2002, and the adoption did not have a material effect on the financial position or results of operations.

In April 2002, Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 could result in the Company recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact the Company’s financial position, results of operations or cash flows.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” (“SFAS 148”) was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - Summary of Significant Accounting Policies – (Continued)

Recent Accounting Pronouncements - (Continued)

disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for SmartVideo’s third quarter of 2003, and SmartVideo is currently evaluating the effects of adoption of EITF 00-21 on its service arrangements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company’s financial position, results of operations or cash flows.

NOTE 3 - Shareholders’ Equity

The authorized capital stock of the Company consists of 50,000,000 shares of $.001 par value common stock and 12,000,000 shares of $.001 par value preferred stock, in one or more series as determined by the Board of Directors. Each share of preferred stock is entitled to the same voting preferences as the Company’s common stock and may be converted into one share of our common stock at any time after November 26, 2003.

In September 2000, the Company issued 1,666,667 shares of common stock to the two founders for services rendered and sold an additional 833,333 shares of common stock at a price of $.18 per share for proceeds of $150,000.

In March 2001, in accordance with a stock repurchase agreement, the Company repurchased 833,333 shares for a note payable in the amount of $150,000.

In September 2001, the Company issued an additional 1,000,000 shares of common stock to the two founders for services rendered at a per share price of $.18 per share.

In October 2002, the Company issued 1,333,333 shares of common stock for services rendered at a per share price of $.18 per share.

In November 2002, the Company acquired OVT through the issuance of 12,000,000 shares of preferred stock to the holders of all the outstanding common stock of OVT. This transaction has been accounted for as a reverse acquisition whereby OVT is considered to be the accounting acquirer for financial reporting purposes and has acquired the assets and liabilities of Armagh. Under the financial reporting requirements of a reverse acquisition, the equity section of the balance sheet has been restated to reflect this reverse acquisition as a recapitalization. Since OVT is considered to be the accounting acquirer, the transaction has been presented in the consolidated statements of changes in shareholders’ equity (deficit) as the issuance of common stock in the acquisition of the Armagh Group, Inc. in accordance with prevailing financial reporting guidelines.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - Prepaid Expenses

On November 14, 2002, Armagh entered into an advisory agreement with an outside advisor to advise the senior management regarding corporate development strategy, the development of a short and long-term strategic plan, and to assist in the identification and development of potential acquisition candidates and strategic partners. Under the provisions of the agreement, the term is for a 24 month period beginning with the acceptance of the agreement and the Advisor was to receive 1,200,000 shares of the Company’s common stock in compensation for his services. As of December 31, 2002, the unamortized portion related to this agreement was $1,316,250.

NOTE 5 - Convertible Promissory Notes

In December 2002, the Company issued two 10 percent convertible promissory notes in the amount of $30,000 each. These convertible promissory notes have a due date of December 20, 2003 but may be converted by the holders at any time prior to that date. The conversion price under the terms of these notes is $0.75 per share (beneficial conversion feature). As of December 31, 2002, the accrued interest on these notes was $181.

Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. As of the issue date, the beneficial conversion feature for these two notes was $60,000. This beneficial conversion feature has been reflected in the financial statements as additional paid-in capital and interest expense.

NOTE 6 - Related Party Transactions

Amounts due to related parties at December 31, 2002 and 2001 consist of the following:

                                                                            December 31,
                                                                              2002             2001
Note payable due to former shareholder in connection with stock repurchase (see Note 3); bearing interest at 5.18%; principal payments of $50,000 plus accrued interest due on March 2, 2002, 2003, and
2004.                                                                     $  150,000       $  150,000

Note payable due to entity related to a shareholder; bearing interest at 8% with principal and interest payments due as follows: $75,000 within 30 days of funding of the Company, followed by monthly principal payments of $50,000 plus accrued interest beginning 30 days after the initial payment of $75,000 (This note was originally advances from an entity related to a shareholder until September 2002
when it was converted to a note payable.)                                    325,000          207,162

Note payable due to shareholder on demand bearing interest at 5%              50,000                -

Advances from officers and shareholders                                       46,273           15,000
        Total related party loans and advances                               571,273          372,162
        Less: current portion                                              (521,273)        (272,162)
        Long-term portion                                                 $   50,000       $  100,000

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 - Related Party Transactions - (Continued)

Accrued interest due under the terms of these related party advances and loans was $23,734 and $6,656 at December 31, 2002 and 2001, respectively.

The Company is in default on its note payable due to a former shareholder of OVT, Inc. This note payable is collateralized by 2,500,000 shares of OVT, Inc.’s common stock.

Until October 2002, the Company was provided the use of office facilities from a related entity at no cost. In October 2002, an agreement was reached with this related entity to begin charging the Company rent for its share of the office facilities and common expenses. There were no expenses accrued or charged under the terms of this agreement prior to December 31, 2002. This lease expires on August 31, 2005. The minimum future lease payments under the term of this lease for the years ending December 31, 2003 through December 31, 2005 are as follows: 2003 – $96,000; 2004 – $96,000; and 2005 – $64,000,

NOTE 7 - Income Taxes

At December 31, 2002, the Company had an unused federal net operating loss carryforward of approximately $841,000 for income tax purposes, which expires in 2020 and 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. This net operating loss carryforward may result in future income tax benefits of approximately $328,000; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

                                                          December 31,
                                                        2002            2001

   Deferred tax liabilities                         $        -       $        -
   Deferred tax assets

        Net operating loss carryforwards               328,000          153,000

        Valuation allowance for deferred tax assets   (328,000)        (153,000)

            Net deferred tax assets                 $        -       $        -

The valuation allowance for deferred tax assets was increased by $175,000 and $103,000 during the years ended December 31, 2002 and 2001, respectively.

Note 8 - Stock Option and Bonus Plans

As of December 31, 2002, the Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans". The Board of Directors will retire these three plans prior to June 1, 2003. Subsequent to year end, the Company implemented the 2002 Stock Incentive Plan.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 - Stock Option and Bonus Plans – (Continued)

Incentive Stock Option Plan

The Company’s Incentive Stock Option Plan authorizes the issuance of up to 666,667 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price may not be less than the fair value of the Company’s common stock on the date the option was granted.

Non-Qualified Stock Option Plan

The Company’s Non-Qualified Stock Option Plan authorizes the issuance of up to 1,166,667 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Company’s Board of Directors, but may not be less than the par value of the Company’s common stock.

Stock Bonus Plan

The Company’s Stock Bonus Plan allows for the issuance of up to 500,000 shares of Common Stock. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. As of December 31, 2002, 105,556 shares have been issued under this plan.

2002 Stock Incentive Plan

The Company adopted the 2002 Stock Incentive Plan in January 2003 in order to provide stock incentives to a key advisor who was instrumental in advising the Company in connection with its acquisition of OVT, Inc. This Plan allowed for the issuance of up to 1,200,000 shares of Common Stock. All the shares available to be issued under this plan have been issued and no further issuances are available without an amendment to the plan.

The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

Summary

The following sets forth certain information as of December 31, 2002 concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's common stock.

                                      Total       Shares                 Remaining
                                     Shares    Reserved for   Shares     Options/
                                    Reserved    Outstanding  Issued As    Shares
Name of Plan                       Under Plan      Options  Stock Bonus Under Plan

Incentive Stock Option Plan           666,667       --          N/A             666,667
Non-Qualified Stock Option Plan     1,166,667       --          N/A           1,166,667
Stock Bonus Plan                      500,000       N/A        105,556          394,444

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8 - Stock Option and Bonus Plans – (Continued)

The Company did not grant any options or warrants to any officer or director during the year ended December 31, 2002. With the exception of the Company’s Series A Preferred stock, no officer or director of the Company holds any options, warrants or other rights which would allow such person to acquire additional shares of the Company’s common stock.

NOTE 9 - Subsequent Events

Reverse Stock Split, Name Change, and Adoption of 2002 Stock Incentive Plan

On January 3, 2003 in connection with a written consent of a majority of the voting shareholders, the Company effected a 1 for 3 reverse stock split, approved an amendment to the Company’s certificate of incorporation to change the corporate name to SmartVideo Technologies, Inc. and approved the adoption of the 2002 Stock Incentive Plan.

Convertible Promissory Notes

In January 2003, the Company issued four 10 percent convertible promissory notes totaling $233,000. These convertible promissory notes have due dates one year from the date of issuance but may be converted by the holders at any time prior to that date. The conversion price under the terms of these notes is $0.75 per share of common stock (beneficial conversion feature).

In March 2003, the Company issued one 10 percent convertible promissory notes totaling $100,000. This convertible promissory note has a due date one year from the date of issuance but may be converted by the holder at any time prior to that date. The conversion price under the terms of this note is $0.75 per share of common stock (beneficial conversion feature).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective May 3, 2002, we retained Spicer, Jeffries & Co. (“Spicer”) to act as our independent certified public accountant. In this regard Spicer replaced BDO Seidman, LLP. (“BDO”) which audited the Company’s financial statements for the fiscal years ended December 31, 2000 and 2001. The reports of BDO for these fiscal years did not contain an adverse opinion, or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. However, the report of BDO for these fiscal years included an emphasis of a with respect to the uncertainty as to our ability to continue as a going concern. During our two fiscal years ended December 31, 2001 and subsequent interim period ended May 3, 2002 there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO would have caused it to make reference to such disagreements in its reports.

The change in our auditors was recommended and approved by our board of directors. We have an audit committee. We replaced BDO with Spicer when we moved our offices from Vancouver, British Columbia.

During the two fiscal years ended December 31, 2001 and subsequent interim period ended May 3, 2002, we did not consult with Spicer regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the our financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to our directors, executive officers and key employees:

Name                     Age    Title

Richard E. Bennett, Jr.   43    President, Chief Executive Officer and a Director

Robert J. Walters         61    Chief Technology Officer, Chairman of the Board
                                  and a Director

Kevin McNeil              43    Chief Financial Officer

Darren Breitkreuz         32    Secretary and a Director

Richard E. Bennett, Jr. Mr. Bennett has been an officer and director of the Company since November 2002. Mr. Bennett has been an officer and director of the Company's wholly owned subsidiary, (OVT, Inc. d/b/a/ SmartVideo) since September 2000. Prior to founding SmartVideo in September 2000, Mr. Bennett served as a consultant and advisor to early stage growth companies. Prior to January 2000, Mr. Bennett was employed by BARCO, n.v. where he served in a variety of capacities over a nine year period, including Product Manager, Sales Executive, Quality Assurance Manager, and Customer Support Manager.

Robert J. Walters. Mr. Walters has been an officer and director of the Company since November 2002. Mr. Walters has been an officer and director of the Company's wholly owned subsidiary, (OVT, Inc. d/b/a/ SmartVideo) since September 2000. Prior to founding SmartVideo in September 2000, Mr. Walters was Vice-President and General Manager of Ensure Computing Systems, which he formed in 1985 to serve the computer and networking needs of small businesses. Ensure's videoconferencing technologies won an Inc. Magazine - Cisco Systems Technology Award in 1999.

Kevin McNeil. Mr. McNeil has been the Company’s Chief Financial Officer since February 2003. During 2002, he served small and medium size public companies as a consultant and advisor with regard to their regulatory filings and other financial matters. Between March 1997 and March 2002 Mr. McNeil was the Chief Financial Officer and Secretary of an international financial services firm with offices in the US and Europe. Mr. McNeil is a member of Financial Executives International and the American Institute of Certified Public Accountants.

Darren Breitkreuz. Mr. Breitkreuz has been a director of the Company since September 2002. From 1998 through 2000, he was an investment advisor at various financial institutions. Since 2000, Mr. Breitkreuz has concentrated the majority of his time on the development of investor relations programs for public companies.

Each director of the Company is elected at the annual meeting of stockholders and serves until his or her successor is duly elected and qualified, unless his or her office is earlier vacated in accordance with the Bylaws of the Company. The executives are appointed by the board of directors and serve at the discretion of the Company’s directors.

None of the Company’s directors or executive officers is a party to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company. No director or executive officer of the Company has any family relationship with any other officer or director of the Company.

Key Employee

William R. Dunavant. Mr. Dunavant has been a manager of the Company since October 2002. Between January 2002 and September 2002, Mr. Dunavant served as the president of Seamless Technologies, Inc. From 1999 through 2001, Mr. Dunavant was an independent business consultant developing marketing and sales strategies for his clients. During 1997 and 1998, Mr. Dunavant was the president of Summus Technologies, Inc.

Management Changes

In August 2002, Kelly Fielder resigned as our President and as a director.

Committees

We have an audit committee and a compensation committee. The sole member of both committees is Darren Breitkreuz.

     In general, the purpose of the Compensation Committee is to approve (i) the compensation paid to our executive officers, (ii) the grant of any stock options and (iii)until we have pre-tax earnings of at least $220,000, approve all future issuances of our common stock. The purpose of the Audit Committee is to review and approve the selection of our auditors, review our financial statements with our independent auditors, and review and discuss the independent auditors management letter relating to our internal accounting controls.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. To the Company’s knowledge, all persons required to file reports required by Section 16(a) during the fiscal year ended December 31, 2002 filed these reports in a timely fashion.

Item 10. Executive Compensation

The following table sets forth in summary form the compensation earned or received by the Company’s Chief Executive Officer during the fiscal years ended December 31, 2000, 2001 and 2002. No executive officer of the Company earned or received in excess of $100,000 during the past three fiscal years.

                        Annual Compensation         Long Term Compensation
                                                     Re-               All
                                                    stric-            Other
                                        Other       ted               Com-
Name and                               Compen-      Stock   Options   pensa-
 Principal       Fiscal  Salary  Bonus  sation     Awards   Granted   tion
 Position         Year     (1)     (2)    (3)       (4)       (5)     (6)

Richard E.        2002   34,154    --       --       --        --      --
 Bennett, Jr.     2001   16,970    --       --       --        --      --
President and     2000    8,165    --       --       --        --      --
Chief Executive
Officer

     (1) The dollar value of base salary (cash and non-cash) received or earned.
     (2) The dollar value of bonus (cash and non-cash) received.
     (3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
     (4) During the period covered by the foregoing table, the shares of restricted stock issued as compensation for services. The table below shows the number of shares of the Company’s common stock owned by the officer listed above, and the value of such shares as of December 31, 2002. The 4,000,000 shares represent shares issuable upon the conversion of the Series A Preferred shares held by Mr. Bennett.

Name                                Shares                       Value
Richard E. Bennett, Jr.           4,000,000                   $6,120,000

(5) The shares of common stock to be received upon the exercise of all stock options granted during the period covered by the table (6) All other compensation received that the Company could not properly report in any other column of the table.

The following shows the amounts which the Company expects to pay to its officers during the twelve month period ending December 31, 2003, and the time which the Company's executive officers plan to devote to the Company's business. The Company has employment agreements with all of its officers.

                               Proposed           Time to be Devoted
Name                         Compensation       To Company's Business
Richard E. Bennett, Jr.         75,000                  100%
Robert J. Walters               75,000                  100%
Darren Breitkreuz                 --                     10%
William R. Dunavant             75,000                  100%
Kevin McNeil              To be determined              100%

The Company's Board of Directors may increase the compensation paid to the Company's officers depending upon the results of the Company's future operations.

Employment Agreements

Effective as of October 1, 2002, we entered into employment agreements with Richard E. Bennett, Jr., Robert J. Walters, and William R. Dunavant. Each of these agreements provide for an initial base salary of $75,000 with subsequent increases as determined by our board of directors. These agreements continue indefinitely unless contrary notice is given by either party.

Each employment agreement provides, among other things, for participation in employee benefits applicable to our employees and executives, as well as for the provision of an automobile allowance of up to $650 per month in any month in which the company is profitable and other fringe benefits commensurate with their duties and responsibilities and for benefits in the event of disability. Mr. Dunavant’s employment agreement also include a restricted stock award of 1,333,333 shares of OVT, Inc. as an inducement to enter into the agreement with the Company. Pursuant to each such employment agreement, employment may be terminated by us with cause or by the executive with or without good reason. Termination by us without cause or by the executive for good reason would subject us to liability for liquidated damages in an amount equal to 6 months of the current salary of the terminated executive as of the date of termination.

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

Standard Arrangements.

At present, the Company does not pay its directors for attending meetings of the Board of Directors, although the Company may adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

Other Arrangements.

During the year ended December 31, 2002, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

See “Stock Option and Bonus Plans" below for information concerning stock options and stock bonuses granted to the Company's officers and directors.

Compensation Committee Interlocks and Insider Participation

The Company has established a compensation committee. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s board of directors. In addition, no interlocking relationship exists between any member of the Company’s board of directors and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Stock Option and Bonus Plans

     The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans". The Board of Directors will retire these three plans prior to June 1, 2003.

Incentive Stock Option Plan.

The Company’s Incentive Stock Option Plan authorizes the issuance of up to 666,667 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan. The option exercise price may not be less than the fair value of the Company’s common stock on the date the option was granted.

Non-Qualified Stock Option Plan.

The Company’s Non-Qualified Stock Option Plan authorizes the issuance of up to 1,166,667 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Company’s Board of Directors, but may not be less than the par value of the Company’s common stock.

Stock Bonus Plan.

The Company’s Stock Bonus Plan allows for the issuance of up to 500,000 shares of Common Stock. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

2002 Stock Incentive Plan

The Company adopted the 2002 Stock Incentive Plan in January 2003 in order to provide stock incentives to a key advisor who was instrumental in advising the Company in connection with its acquisition of OVT, Inc. This Plan allowed for the issuance of up to 1,200,000 shares of Common Stock. All the shares available to be issued under this plan have been issued and no further issuances are available without an amendment to the plan.

Other Information Regarding the Plans.

The Plans are administered by the Company's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

     In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Board of Directors, payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

     Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

     The Company's Board of Directors may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

     The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

Summary

The following sets forth certain information as of May 1, 2003 concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's common stock.

                                    Total        Shares                 Remaining
                                   Shares     Reserved for   Shares     Options/
                                  Reserved     Outstanding  Issued As    Shares
Name of Plan                     Under Plan      Options   Stock Bonus  Under Plan
Incentive Stock Option Plan         666,667        --         N/A        666,667
Non-Qualified Stock Option Plan   1,166,667        --         N/A      1,166,667
Stock Bonus Plan                    500,000        N/A      105,556      394,444

The Company did not grant any options or warrants to any officer or director during the year ended December 31, 2002. With the exception of the Company’s Series A Preferred stock, no officer or director of the Company holds any options, warrants or other rights which would allow such person to acquire additional shares of the Company’s common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of May 1, 2003, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding common stock, (ii) each officer and director of the Company, and (iii) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to their shares.

                                                 Number of Shares     Percent of
Name and Address                                      Owned              Class

  Richard E. Bennett, Jr.                           4,000,000 (1)       21.1%
  1650 Oakbrook Drive, Suite 405
  Norcross, GA 30045

  Robert J. Walters                                 4,000,000  (1)       21.1%
  1650 Oakbrook Drive, Suite 405
  Norcross, GA 30045

  William Dunavant                                  4,000,000  (1)       21.1%
  1650 Oakbrook Drive, Suite 405
  Norcross, GA 30045

  Kevin McNeil                                              --             --%
  1650 Oakbrook Drive, Suite 405
  Norcross, GA 30045

  Darren Breitkreuz                                     8,334             nil
  403-2963 Nelson Place
  Abbotsford, B. C.  V2S 7L6

  Rene Hamouth                                      1,890,000  (2)       10.0%
  2608 Finch Hill
  West Vancouver, B.C.
  Canada V7S 3H1

  Johan Ganiere                                       872,500             4.6%
  Rue de la Dude,
  1267 Finch
  Switzerland

  Caroline Buchler                                    872,500             4.6%
  Chemin de Pins E
  Switzerland

  All directors and executive officers
  as a group  of all voting shares (4 persons)      8,008,334  (3)       42.2%

        (1) Represents shares of common stock issuable upon the conversion of the Company’s Series A Preferred stock. See Item 12 of this report for information concerning the Company’s preferred stock.

        (2) Includes 800,000 shares held of record by the Hamouth Family Trust of which Mr. Hamouth is the sole trustee.

        (3) Assumes all Series A Preferred shares are converted into shares of the Company’s common stock. Does not include shares of common stock to be issued to the following persons on November 26, 2003.

Name                                      Shares to be Issued

Richard E. Bennett, Jr.                         305,555
Robert J. Walters                               305,556
William Dunavant                                305,555

Item 12. Certain Relationships and Related Transactions

In November 2002 the Company acquired all of the issued and outstanding equity securities of OVT, Inc., d/b/a SmartVideo, in exchange for 12,000,000 shares of the Company’s Series A Preferred Stock plus 916,666 shares of common stock. The shares of common stock will be issued on November 26, 2003. Each Series A Preferred share may be converted into one share of the Company’s common stock at any time after November 26, 2003. Each Series A Preferred share is entitled to one vote on any matter for which the Company’s shareholders may vote generally. The Series A Preferred shares will participate on an equal basis with the Company’s common shares with respect to any dividends or any distributions upon the liquidation of the Company.

     The following officers and/or directors received, or will receive, shares of the Company's preferred and common stock in connection with this transaction.

                                 Series A Preferred             Common Shares
         Name                      Shares Acquired             to be Acquired

         Richard E. Bennett, Jr.      4,000,000                     305,555
         Robert J. Walters            4,000,000                     305,556
         William R. Dunavant          4,000,000                     305,555

     In November 2002, the Company issued shares of its common stock to the persons, in the amounts, and for the consideration set forth below:

                             Date of      Number of
         Name               Issuance       Shares           Consideration

         Rene Hamouth        11/15/02     1,200,000      Services rendered
         Rene Hamouth        11/19/02       800,000      Services rendered
         Johan Ganiere       11/19/02       872,500      Services rendered
         Caroline Buchler    11/19/02       872,500      Services rendered

     The Company has borrowed $325,000 from a corporation affiliated with the wife of Robert J. Walters. See Note 6 to the financial statements which are a part of this report for information concerning the terms of this loan.

Item 13. Exhibits and Reports on Form 8-K

Exhibits:

Exhibit

Number           Description                                                    Reference

  2.1      Agreement relating to the Acquisition of OVT, Inc., d/b/a SmartVideo
           Technologies, Inc. (as amended)                                           (3)
  3.1      Certificate of Incorporation                                              (1)
  3.2      Bylaws                                                                    (1)
  4.1      Incentive Stock Option Plan                                               (2)
  4.2      Non-Qualified Stock Option Plan                                           (2)
  4.3      Stock Bonus Plan                                                          (2)
  10.1     Employment Agreement between Richard E. Bennett, Jr.
           and OVT, Inc.                                                             (4)
  10.2     Employment Agreement between Robert J. Walters
           and OVT, Inc.                                                             (4)
  10.3     Employment Agreement between William R. Dunavant
           and OVT, Inc.                                                             (4)
  99.1     Certification of Richard E. Bennett, Jr., President
           & Chief Executive Officer of SmartVideo Technologies,
           Inc. Pursuant to 18 U.S.C. Section 1350, as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                 (4)
  99.2     Certification of Kevin McNeil, Chief Financial Officer
           of SmartVideo Technologies, Inc. Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of
           the Sarbanes-Oxley Act of 2002                                            (4)

(1) Incorporated by reference to the Company's Form 8-K filed on January 2, 2001.
(2) Incorporated by reference to the same exhibit filed with the Company's Registration Statement on Form S-8 (Commission File No. 333-90826).
(3) Incorporated by reference to the Company's Form 8-K, as amended, filed on December 13, 2002.
(4) Filed Herewith

Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended December 31, 2002:

Date Filed       Subject of Report

12-03-02    Acquisition of OVT, Inc. d/b/a SmartVideo Technologies, Inc.
12-12-02    Acquisition of OVT, Inc. d/b/a SmartVideo Technologies, Inc.
                 (amended previously filed 8-K)
12-13-02    Acquisition of OVT, Inc. d/b/a SmartVideo Technologies, Inc.
                 (amended previously filed 8-K)

Item 14. Controls and Procedures

     Richard E. Bennett, the Company's Chief Executive Officer and Kevin McNeil, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Bennett and Mr. McNeil there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May 2003.

SMARTVIDEO TECHNOLOGIES, INC.

By /s/ Richard E. Bennett, Jr.
Richard E. Bennett, Jr.,
President & Chief Executive Officer

By /s/ Kevin McNeil
Kevin McNeil
Chief Financial Officer

     Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             Title          Date

      /s/  Richard E. Bennett, Jr.
Richard E. Bennett, Jr.                    Director     May 14, 2003

         /s/  Robert J. Walters
Robert J. Walters                          Director     May 14, 2003

         /s/  Darren Breitkreuz
Darren Breitkreuz                          Director     May 14, 2003

CERTIFICATION

     In connection with the Annual Report of SmartVideo Technologies, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Richard E. Bennett, the President and Chief Executive Officer and Kevin McNeil, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date: May 14, 2003

By: /s/ Richard E. Bennett,Jr.

Richard E. Bennett, Jr.,

President & Chief Executive Officer

/s/ Kevin McNeil

Kevin McNeil

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.             Description                                         Page

  2.1   Agreement relating to the Acquisition of OVT, Inc., d/b/a SmartVideo
           Technologies, Inc. (as amended), incorporated by reference to our Current Report on Form 8-K, as amended (File No. 000-26809)
           filed on December 13, 2002

  3.1   Certificate of Incorporation, incorporated by reference to our
           Current Report on Form 8-K (File No. 000-26809) filed on
           January 2, 2001

  3.2   Bylaws, incorporated by reference to our Current Report on
           Form 8-K (File No.000-26809) filed on January 2, 2001

  4.1   Incentive Stock Option Plan, incorporated by reference to
           the same exhibit filed with the Company’s
           Registration Statement on Form S-8 (Commission
           File No. 333-90826) filed on June 20, 2002.

  4.2   Non-Qualified Stock Option Plan, incorporated by reference to the same exhibit filed with the Company’s Registration
           Statement on Form S-8 (Commission File No. 333-90826)
           filed on June 20, 2002.

  4.3   Stock Bonus Plan, incorporated by reference to the same
           exhibit filed with the Company's Registration Statement
           on Form S-8 (Commission File No. 333-90826)filed on
           June 20, 2002.

  10.1  Employment Agreement Between Richard E. Bennett, Jr. and OVT, Inc.

  10.2  Employment Agreement Between Robert J. Walters and OVT, Inc.

  10.3  Employment Agreement Between William R. Dunavant and OVT, Inc.

  99.1  Certification of Richard E. Bennett, Jr., President
           & Chief Executive Officer of SmartVideo Technologies,
           Inc. Pursuant to 18 U.S.C. Section 1350, As Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2  Certification of Kevin McNeil, Chief Financial Officer
           of SmartVideo Technologies, Inc. Pursuant to 18 U.S.C.
           Section 1350, As Adopted Pursuant to Section 906 of
           the Sarbanes-Oxley Act of 2002.