Form 10QSB
period 2003-03-31
SMART VIDEO TECHNOLOGIES INC
filed 2003-05-20
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26809

SMARTVIDEO TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Delaware	91-1962104
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1650 Oakbrook Drive, Suite 405, Norcross Georgia	30093
(Address of principal executive offices)	(Zip Code)

(770) 729-8777
Issuer's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [ ]

Transitional Small Business Disclosure Format: Yes  [ ]     No  [X]

The total number of shares of the issuer’s common stock, $.001 par value, outstanding on May 16, 2003 was 6,949,396.

SMARTVIDEO TECHNOLOGIES INC.

Index to Form 10-QSB

PART I - FINANCIAL INFORMATION

  Item   1.  Financial Statements
    Historical Financial Statements

PART II - OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Balance Sheets

                                                     March 31,     December 31,
                                                       2003             2002
                                                  -------------   -------------
                                  ASSETS

CURRENT ASSETS
    Cash                                          $      52,964   $       5,742
    Accounts receivable                                  19,837               -
                                                  -------------   -------------
     Total current assets                                72,801           5,742

EQUIPMENT, net of accumulated depreciation
    of $8,529 and $7,163, respectively                   20,615           3,250

PREPAID EXPENSES (Note 3)                             1,140,750       1,316,250

OTHER ASSETS                                             10,000          10,000
                                                  -------------   -------------

      TOTAL ASSETS                                $   1,244,166   $   1,335,242
                                                  =============   =============

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses         $     245,472   $     138,560
    Convertible promissory notes (Note 4)               393,000          60,000
    Due to related parties (Note 5)                     556,585         521,273
    Accrued interest                                     31,515          23,915
                                                  -------------   -------------
     Total current liabilities                        1,226,572         743,748

DUE TO RELATED PARTIES - LONG-TERM PORTION                    -          50,000
                                                  -------------   -------------

     Total liabilities                                1,226,572         793,748
                                                  -------------   -------------

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value, 12,000,000
      shares authorized, 12,000,000 and no shares
      issued and outstanding as of March 31, 2003
      and December 31, 2002, respectively                12,000          12,000
    Common stock, $.001 par value, 50,000,000
      shares authorized, 6,949,396 and 6,949,396
      shares issued and outstanding as of March
      31, 2003 and December 31, 2002, respectively        6,949           6,949
    Additional paid in capital                        2,391,956       2,083,956
    Accumulated deficit                              (2,393,311)     (1,561,411)
                                                  -------------   -------------

     Total shareholders' equity                          17,594         541,494
                                                  -------------   -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $   1,244,166   $   1,335,242
                                                  =============   =============

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Statements of Operations

                                                                              Period from
                                                                               Inception
                                          For the Quarterly Period Ended    (August 31, 2000)
                                                       March 31,              to March 31,
                                          ------------------------------
                                              2003              2002              2003
                                          -------------    -------------    -----------------

REVENUE                                   $     19,837     $          -     $         22,587
                                          -------------    -------------    -----------------

EXPENSES
    Compensation and benefits                  123,318           66,756              650,605
    General & administrative                   203,609            6,279              293,830
    Professional fees                           21,215                -               69,008
    Service fees                               175,500                -              974,625
    Depreciation & amortization                  1,366              870                8,529
                                          -------------    -------------    -----------------

       Total operating expenses                525,008           73,905            1,996,597
                                          -------------    -------------    -----------------

          Loss from operations                (505,171)         (73,905)          (1,974,010)
                                          -------------    -------------    -----------------

OTHER EXPENSES
    Interest expense                          (326,729)          (2,983)            (416,805)
    Other                                            -                -               (2,496)
                                          -------------    -------------    -----------------

       Total other expenses                   (326,729)          (2,983)            (419,301)
                                          -------------    -------------   -----------------

NET LOSS                                  $   (831,900)    $    (76,888)    $     (2,393,311)
                                          =============    =============    =================

LOSS PER SHARE
    Basic and diluted net loss per share  $      (0.12)    $      (0.02)
                                          =============    =============

    Weighted average common shares used
       to compute basic and diluted
       net loss per share                    6,949,396        3,500,000
                                          =============    =============

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

                                                                                            Period from
                                                                                             Inception
                                                       For the Quarterly Period Ended    (August 31, 2000)
                                                                       March 31,           to March 31,
                                                       ------------------------------
                                                          2003                  2002           2003
                                                       -------------    -------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $   (831,900)    $    (76,888)    $     (2,393,311)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Issuance of common stock for services                         -                -              720,000
    Beneficial conversion feature of convertible debt       308,000                -              368,000
    Depreciation and amortization                             1,366              870                8,529
    Increase in accounts receivable                         (19,837)               -              (19,837)
    Decrease in prepaid expenses                            175,500                -              248,625
    Increase in accrued interest on notes payable            17,912            2,035               41,827
    Decrease (increase) in other assets                           -          (10,000)             (10,000)
    Increase in accounts payable and accrued expenses       106,912          (13,738)             229,002
                                                       -------------    -------------    -----------------

       Net cash used in operating activities               (242,047)         (87,721)            (807,165)
                                                       -------------    -------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in equity funds                                   -                -             (100,000)
    Liquidation of investments in equity funds                    -                -              100,000
    Purchase of equipment                                   (18,731)               -              (29,144)
                                                       -------------    -------------    -----------------

       Net cash used in investing activities                (18,731)               -              (29,144)
                                                       -------------    -------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                      -                -              150,000
    Increase (decrease) in due to related parties           (25,000)          89,971              346,273
    Issuance of convertible promissory notes                333,000                -              393,000
                                                       -------------    -------------    -----------------

       Net cash provided by financing activities            308,000           89,971              889,273
                                                       -------------    -------------    -----------------

NET INCREASE (DECREASE) IN CASH                              47,222            2,250               52,964

CASH, beginning of period (inception)                         5,742           12,754                    -
                                                       -------------    -------------    -----------------

CASH, end of period                                    $     52,964     $     15,004     $         52,964
                                                       =============    =============    =================

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

                                                                                            Period from
                                                                                             Inception
                                                       For the Quarterly Period Ended    (August 31, 2000)
                                                                       March 31,           to March 31,
                                                       ------------------------------
                                                          2003                  2002           2003
                                                       -------------    -------------    -----------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
    Repurchase of common stock through the issuance
     of a note payable                                 $          -     $          -     $        150,000
                                                       =============    =============    =================

    In a reverse acquisition, the Company acquired
     all of the outstanding capital stock of the
     Armagh Group, Inc. as of November 26, 2002.
     In connection with the reverse acquisition,
     liabilities were assumed as follows:

        Fair value                                     $          -     $          -     $      1,449,375
        Cash paid, net of cash acquired                           -                -                    -
        Common stock issued                                       -                -           (1,385,905)
                                                       -------------    -------------    -----------------

           Net liabilities assumed on acquisition      $          -     $          -     $         66,470
                                                       =============    =============    =================

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated.

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

     Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of March 31, 2003, it had an accumulated deficit of $2,393,311 and a working capital deficit of $1,153,771. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations.

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

NOTE 2 - Summary of Significant Accounting Policies

     Unaudited Interim Financial Data

The interim consolidated financial statements are unaudited and have been prepared by SmartVideo Technologies, Inc. in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on May 15, 2003.  The

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - Summary of Significant Accounting Policies – (Continued)

     Unaudited Interim Financial Data - (Continued)

financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods.  The results of operations for the quarterly periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full years.

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

     Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

     Stock Splits

On January 3, 2003, the Company effected a 1 for 3 reverse split of the Company’s common stock.

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

NOTE 3 - Prepaid Expenses

On November 14, 2002, Armagh entered into an advisory agreement with an outside advisor to advise the senior management regarding corporate development strategy, the development of a short and long-term strategic plan, and to assist in the identification and development of potential acquisition candidates and strategic partners. Under the provisions of the agreement, the term is for a 24 month period beginning with the acceptance of the agreement and the Advisor was to receive 1,200,000 shares of the Company’s common stock in compensation for his services. As of March 31, 2003, the unamortized portion related to this agreement was $1,140,750.

NOTE 4 - Convertible Promissory Notes

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

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - Convertible Promissory Notes - (Continued)

Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. As of the issue date, the beneficial conversion feature for these 2 notes was $60,000. This beneficial conversion feature has been reflected in the financial statements as additional paid-in capital and interest expense.

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

Under the terms of these convertible promissory notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. In certain instances, the amount of the intrinsic value of the beneficial conversion feature of the convertible promissory notes issued in January and March exceeded the principal amount of the debt. Accordingly, the beneficial conversion feature of these convertible promissory notes has been limited to $308,000. This beneficial conversion feature has been reflected in the financial statements as additional paid-in capital and interest expense.

NOTE 5 - Related Party Transactions

Amounts due to related parties at March 31, 2003 and 2002 consist of the following:

                                                                             March 31,
                                                                   -----------------------------
                                                                         2003           2002
                                                                   -------------   -------------
     Note payable due to former shareholder in connection with
     stock repurchase (see Note 3); bearing interest at 5.18%;
     principal payments of $50,000 plus accrued interest due on
     March 2, 2002, 2003, and 2004.                                $     150,000   $     150,000

     Note payable due to entity related to a shareholder; bearing interest at 8% with principal and interest payments due as follows: $75,000 within 30 days of funding of the Company, followed by monthly principal payments of $50,000 plus
     accrued interest beginning 30 days after the initial payment of $75,000 (This note was originally advances from an entity related to a shareholder until September 2002 when it was
     converted to a note payable.)                                       310,312         297,133

     Note payable due to shareholder on demand bearing interest
     at 5%                                                                50,000               -

     Advances from officers and shareholders                              46,273          15,000
                                                                   -------------   -------------

     Total related party loans and advances                              556,585         462,133

     Less: current portion                                              (556,585)       (412,133)
                                                                   -------------   -------------

     Long-term portion                                             $           -   $      50,000
                                                                   =============   =============

SMARTVIDEO TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - Related Party Transactions - (Continued)

The Company is in default on its note payable due to a former shareholder of OVT, Inc. This note payable is collateralized by 2,500,000 shares of OVT, Inc.'s common stock.

Until October 2002, the Company was provided the use of office facilities from a related entity at no cost. In October 2002, an agreement was reached with this related entity to begin charging the Company rent for its share of the office facilities and common expenses. There were no expenses accrued or charged under the terms of this agreement prior to December 31, 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Once we raise sufficient capital, we also intend to invest in core technology research and product development. We anticipate bringing new solutions to the marketplace that not only meet our customer's needs but also present a clear value statement to them.

     Results of Operations

     Quarterly Period Ended March 31, 2003 compared to 2002

Our revenues totaled $19,837 and $0 for the quarterly periods ended March 31, 2003 and 2002, respectively. We are a development stage company and have only recently started to market our products and services.

Our compensation and benefits expenses increased from $66,756 for the quarterly period ended March 31, 2002 to $123,318 for the same period in 2003. This is indicative of a development stage company staffing our ongoing projects on an ad hoc basis. During the quarterly period ended March 31, 2003, we have begun work on several demonstration projects for potential customers. At our present stage of development, our compensation and benefits expense will fluctuate based on the requirements of existing projects and contracts.

General & administrative expenses increased to $203,609 during the quarterly period ended March 31, 2003 from $6,279 for the same period in 2002. This increase was due primarily to our marketing efforts and the development of several models for customers in the spring of 2003.

For the quarter ended March 31, 2003, professional fees increased to $21,215 as compared to $-0- for the same period in 2002. This increase was primarily attributable to costs and expenses associated with our acquisition of OVT and costs associated with being a publicly held company.

Service fees increased to $175,500 during the quarter ended March 31, 2003 from $-0- during the same quarter in 2002. The entire amount of this increase represents the amortization of prepaid expenses associated with the advisor agreement entered into in November 2002.

Interest expense increased to $326,729 for the quarter ended March 31, 2003 up from $2,983 in 2002. This increase is attributable to the conversion of an advance from a related entity into an interest-bearing note payable which contributed an additional $6,411, interest expense attributable to the issuance of the convertible promissory notes in the amount of $7,301, and $308,000 in additional interest expense charged related to the beneficial conversion feature upon the issuance of the convertible promissory notes in January and March 2003.

     Quarterly Period Ended March 31, 2002 compared to 2001

Our revenues totaled $0 and $0 for quarterly periods ended March 31, 2002 and 2001, respectively. We are a development stage company and had been in the development stages of our products and services during that time period.

Our compensation and benefits expenses decreased to $66,756 in for the quarterly period ended March 31, 2002 as compared to $78,541 for the same period in 2001. This is indicative of a development stage company and staffing our ongoing projects on an ad hoc basis. At our present stage of development, our compensation and benefits expense will fluctuate based on the requirements of existing projects and contracts.

Our general & administrative expenses for the quarterly period ended March 31 increased to $6,279 in 2002 from $1,797 in 2001. This is indicative of a development stage company and staffing our ongoing projects on an ad hoc basis. At our present stage of development, our compensation and benefits expense will fluctuate based on the requirements of existing projects and contracts.

Professional fees were $4,437 for the quarter ended March 31, 2001 as compared to $-0- in 2002. This decrease was due primarily to the extra costs associated with the amendment to our initial patent application.

Interest expense for the quarterly period ended March 31 increased to $2,983 in 2002 from $924 in 2001. This increase is attributable to the execution of a promissory note associated with a stock repurchase agreement in March 2001.

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

     Going Concern

We have incurred recurring losses and negative cash flows since our inception. As of March 31, 2003, we had an accumulated deficit of $2,393,311 and a working capital deficit of $1,153,771. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund our operations.

We are a development stage company and have only recently started to market our various products. We have generated only minimal revenues from operations since our inception and have no assurance of any future revenues. All losses accumulated since inception have been considered as part of our development stage activities. We will require substantial additional financing for continuing research and development of our products and for the commercialization of our products. There can be no assurances that our operations will become profitable or that we will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to us.

Recent Accounting Pronouncements

On January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets", which requires the discontinuance of goodwill amortization and that it be assessed for impairment on an annual basis or more frequently if impairment indicators exist. The adoption of SFAS 142 did not have any effect on our financial position or results of operations or cash flows as we have no recorded goodwill.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and elements of APB 30, "Reporting the Results of Operations--Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions." SFAS 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The adoption of SFAS 144 on January 1, 2002 did not have a material effect on our financial position or results of operations.

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") was issued. This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective on January 1, 2003. Under SFAS 146, companies will record the fair value of exit or disposal costs when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS 146 could result in our recognizing the cost of future restructuring activities, if any, over a period of time rather than in one reporting period.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for our third quarter of 2003, and we are currently evaluating the effects of adoption of EITF 00-21 on our service arrangements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact our financial position, results of operations or cash flows.

Item 3. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults on Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits
     None

     b. SmartVideo Technologies, Inc. filed one report on Form 8-K during the quarter ended March 31, 2003, under Item 9. Regulation FD disclosure announcing an increase in our viewer capacity.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC.

By:	/s/ Richard E. Bennett, Jr.	May 20, 2003
	Richard E. Bennett, Jr.	Date
President, Chief Executive Officer & Director
(Principal Executive Officer)

By:	/s/ Kevin McNeil	May 20, 2003
	Kevin McNeil	Date
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

        In connection with the Quarterly Report of SmartVideo Technologies, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Richard E. Bennett, the Chief Executive Officer and Kevin McNeil, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date: May 20, 2003

/s/ Richard E. Bennett
Richard E. Bennett, Chief Executive Officer

/s/ Kevin McNeil
Kevin McNeil, Chief Financial Officer

CERTIFICATION

I, Richard E. Bennett, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of SmartVideo Technologies, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	May 20, 2003	/s/ Richard E. Bennett, Jr.
Richard E. Bennett, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Kevin McNeil, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of SmartVideo Technologies, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	May 20, 2003	/s/ Kevin McNeil
Kevin McNeil
Chief Financial Officer
(Principal Financial and Accounting Officer)