Form 10QSB
period 2003-06-30
SMART VIDEO TECHNOLOGIES INC
filed 2003-08-15
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The total number of shares of the issuer’s common stock, $.001 par value, outstanding on August 11, 2003 was 7,636,658.

SMARTVIDEO TECHNOLOGIES INC.

Index to Form 10-QSB

PART I - FINANCIAL INFORMATION

  Item   1.  Financial Statements
    Historical Financial Statements

PART II - OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

                                                       June 30,      December 31,
                                                         2003            2002
                                                    -------------   -------------

                                     ASSETS

CURRENT ASSETS
    Cash                                            $     23,605    $      5,742
    Accounts receivable                                   28,746               -
                                                    -------------   -------------
     Total current assets                                 52,351           5,742

EQUIPMENT, net of accumulated depreciation
    of $11,429 and $7,163, respectively                   28,788           3,250

PREPAID EXPENSES (Note 3)                                965,250       1,316,250

OTHER ASSETS                                              10,000          10,000
                                                    -------------   -------------

      TOTAL ASSETS                                  $  1,056,389    $  1,335,242
                                                    =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses           $    506,589    $    138,560
    Convertible promissory notes (Note 4)                230,000          60,000
    Due to related parties (Note 6)                      554,160         521,273
    Accrued interest                                      42,878          23,915
                                                    -------------   -------------
     Total current liabilities                         1,333,627         743,748

DUE TO RELATED PARTIES - LONG-TERM PORTION                     -          50,000
                                                    -------------   -------------

     Total liabilities                                 1,333,627         793,748
                                                    -------------   -------------

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value, 12,000,000
      shares authorized, 12,000,000 issued and
      outstanding as of June 30, 2003 and
      December 31, 2002, respectively                     12,000          12,000
    Common stock, $.001 par value, 50,000,000
      shares authorized, 7,293,325 and 6,949,396
      shares issued and outstanding as of June
      30, 2003 and December 31, 2002, respectively         7,293           6,949
    Additional paid in capital                         2,679,557       2,083,956
    Accumulated deficit                               (2,976,088)     (1,561,411)
                                                    -------------   -------------

     Total shareholders' equity (deficit)               (277,238)        541,494
                                                    -------------   -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  1,056,389    $  1,335,242
                                                    =============   =============

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

                                                                                                 Period from
                                                                                                  Inception
                                      For the Quarterly Period     For the Six Months        (August 31, 2000)
                                            Ended June 30,           Ended June 30,             to June 30,
                                   ---------------------------  ---------------------------
                                      2003          2002          2003             2002             2003
                                   ------------  ------------  -------------   ------------    --------------

REVENUE                             $   10,409    $       -     $    30,246     $       -       $    32,996
                                   ------------  ------------  -------------   ------------    --------------

EXPENSES
    Compensation and benefits           36,136        26,432        159,454         65,121          625,892
    Consulting fees                    201,693         7,867        248,387         35,934          309,236
    Data center                         69,958            -          88,059             -            99,045
    Rents                               25,717            -          50,782             -            50,782
    Professional fees                   23,671            -          44,886             -            92,679
    General & administrative            39,102         1,624        152,851          7,903          232,086
    Service fees                       175,500            -         351,000             -         1,150,125
    Depreciation & amortization          2,900           870          4,266          1,740           11,429
                                   ------------  ------------  -------------   ------------    --------------
                                       574,677        36,793      1,099,685        110,698        2,571,274
       Total operating expenses
                                   ------------  ------------  -------------   ------------    --------------

          Loss from operations        (564,268)      (36,793)    (1,069,439)      (110,698)      (2,538,278)
                                   ------------  ------------  -------------   ------------    --------------

OTHER EXPENSES
    Interest expense                   (18,509)       (2,954)      (345,238)        (5,937)        (435,314)
    Other                                   -             -              -              -            (2,496)
                                   ------------  ------------  -------------   ------------    --------------
                                       (18,509)       (2,954)      (345,238)        (5,937)        (437,810)
       Total other expenses
                                   ------------  ------------  -------------   ------------    --------------
                                    $ (582,777)   $  (39,747)   $(1,414,677)    $ (116,635)     $(2,976,088)
NET LOSS
                                   ============  ============  =============   ============    ==============

LOSS PER SHARE
    Basic and diluted net loss
     per share                      $   (0.08)    $  (0.01)     $   (0.20)      $   (0.03)
                                   ============  ============  =============   ============

    Weighted average common
       shares used to compute
       basic and diluted net
       loss per share                7,127,391     3,500,000      7,038,886       3,500,000
                                   ============  ============  ==============   ===========

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                                              Period from
                                                                                               Inception
                                                          For the Quarterly Period Ended    (August 31, 2000)
                                                                      June 30,                to June 30,
                                                         --------------------------------
                                                              2003              2002              2003
                                                         --------------    --------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $  (1,414,677)    $    (116,635)   $  (2,976,088)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Issuance of common stock for services                            -                 -          720,000
    Beneficial conversion feature of convertible debt          308,000                 -          368,000
    Depreciation and amortization                                4,266             1,740           11,429
    Increase in accounts receivable                            (28,746)                -          (28,746)
    Decrease in prepaid expenses                               351,000                 -          424,125
    Increase in accrued interest on notes payable               34,220             4,113           58,135
    Decrease (increase) in other assets                              -                 -          (10,000)
    Increase in accounts payable and accrued expenses          368,029           (12,434)         490,119
                                                         --------------    --------------   ----------------
       Net cash used in operating activities                  (377,908)         (123,216)        (943,026)
                                                         --------------    --------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in equity funds                                      -                 -         (100,000)
    Liquidation of investments in equity funds                       -                 -          100,000
    Purchase of equipment                                      (29,804)                -          (40,217)
                                                         --------------    --------------   ----------------
       Net cash used in investing activities                   (29,804)                -          (40,217)
                                                         --------------    --------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                   120,000                 -          270,000
    Increase (decrease) in due to related parties              (27,425)          110,586          343,848
    Issuance of convertible promissory notes                   333,000                 -          393,000
                                                         --------------    --------------   ----------------
       Net cash provided by financing activities               425,575           110,586        1,006,848
                                                         --------------    --------------   ----------------

NET INCREASE (DECREASE) IN CASH                                 17,863           (12,630)          23,605

CASH, beginning of period (inception)                            5,742            12,754                -
                                                         --------------    --------------   ----------------

CASH, end of period                                      $      23,605     $         124    $      23,605
                                                         ==============    ==============   ================

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

                                                                                                       Period from
                                                                                                       Inception
                                                                   For the Quarterly Period Ended   (August 31, 2002)
                                                                              June 30,                 to June 30,
                                                                   ------------------------------
                                                                       2003            2002               2003
                                                                   --------------  --------------   ---------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
    Issuance of common stock on conversion of convertible
     promissory notes including accrued interest through the
     date of conversion in April 2003                              $     167,945   $           -    $    167,945
                                                                   ==============  ==============   ===============
    Repurchase of common stock through the issuance of a note
     payable                                                       $           -   $           -    $    150,000
                                                                   ==============  ==============   ===============

    In a reverse acquisition, the Company acquired all of the
     outstanding capital stock of the Armagh Group, Inc. as
     of November 26, 2002. In connection with the reverse
     acquisition, liabilities were assumed as follows:

        Fair value                                                 $           -   $           -    $  1,449,375
        Cash paid, net of cash acquired                                        -               -               -
        Common stock issued                                                    -               -      (1,385,905)
                                                                   --------------  --------------   ---------------

           Net liabilities assumed on acquisition                  $           -   $           -    $     66,470
                                                                   ==============  ==============   ===============

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002

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

     Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of June 30, 2003, it had an accumulated deficit of $2,976,088 and a working capital deficit of $1,281,276. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations.

OVT, Inc. is a development stage company that has only recently started to market its various products. The Company has generated only minimal revenues from operations since its inception and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company will require substantial additional financing for continuing research and development of its products and for the commercialization of its products. There can be no assurances that the Company's operations will be profitable or that it will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to the Company.

NOTE 2 - Summary of Significant Accounting Policies

     Unaudited Interim Financial Data

The interim consolidated financial statements are unaudited and have been prepared by SmartVideo Technologies, Inc. in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on May 15, 2003. The

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - Summary of Significant Accounting Policies - (Continued)

     Unaudited Interim Financial Data - (Continued)

financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the quarterly periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full years.

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

     Fair Value of Financial Instruments

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about the financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of other assets, which are carried at contracted amounts that approximate fair value. Similarly, the Company's liabilities consist of liabilities recorded at contracted amounts that approximate fair value.

     Stock Splits

On January 3, 2003, the Company effected a 1 for 3 reverse split of the Company's common stock.

All references to shares and share amounts have been adjusted to reflect the stock splits on a retroactive basis.

     Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current presentation.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - Summary of Significant Accounting Policies - (Continued)

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

     Recent Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS 142, "Goodwill and Other Intangible Assets", which requires the discontinuance of goodwill amortization and that it be assessed for impairment on an annual basis or more frequently if impairment indicators exist. The adoption of SFAS 142 did not have any effect on the Company's financial position, results of operations or cash flows as the Company has no recorded goodwill.

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

In April 2002, Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," ("FIN 45"). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002 expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - Summary of Significant Accounting Policies - (Continued)

     Recent Accounting Pronouncements - (Continued)

In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact the Company's financial position, results of operations or cash flows.

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for as separate units of accounting. The consensus is effective prospectively for SmartVideo's third quarter of 2003, and SmartVideo is currently evaluating the effects of adoption of EITF 00-21 on its service arrangements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact the Company's financial position, results of operations or cash flows.

NOTE 3 - Prepaid Expenses

On November 14, 2002, Armagh entered into an advisory agreement with an outside advisor to advise the senior management regarding corporate development strategy, the development of a short and long-term strategic plan, and to assist in the identification and development of potential acquisition candidates and strategic partners. Under the provisions of the agreement, the term is for a 24 month period beginning with the acceptance of the agreement and the Advisor was to receive 1,200,000 shares of the Company's common stock in compensation for his services. As of June 30, 2003, the unamortized portion related to this agreement was $965,250.

NOTE 4 - Convertible Promissory Notes

In December 2002, the Company issued two 10 percent convertible promissory notes in the amount of $30,000 each. These convertible promissory notes have a due date of December 20, 2003 but may be converted by the holders at any time prior to payment. The conversion price under the terms of these notes is $0.75 per share (beneficial conversion feature). In April 2003, the holders of these convertible promissory notes exercised their conversion rights at the conversion price of $0.75 per share of common stock including accrued interest through the date of conversion.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In January 2003, the Company issued four 10 percent convertible promissory notes totaling $233,000. These convertible promissory notes have due dates one year from the date of issuance but may be converted by the holders at any time prior to payment. The conversion price under the terms of these notes is $0.75 per share of common stock (beneficial conversion feature). In April 2003, the holders of $103,000 of these convertible promissory notes exercised their conversion rights at the conversion price of $0.75 per share of common stock including accrued interest through the date of conversion.

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

NOTE 5 - Shareholders' Equity

     In April 2003, three holders of the Company's 10% Convertible Promissory Notes exercised their conversion rights at a conversion price of $0.75 per share of common stock. The Company had originally received gross proceeds of $163,000 upon the issuance of these 10% Convertible Promissory Notes. A total of 223,929 shares of common stock were issued under these conversions including accrued interest through the date of conversion. These shares of common stock were issued as restricted shares exempt from registration under the Securities Act of 1933 in reliance on exemptions provided in Regulation D.

     In May and June 2003, the Company completed a group of private financing transactions. The Company received $120,000 of gross proceeds from these transactions. In these transactions, SmartVideo sold 120,000 units consisting of one share of common stock and one five year common stock purchase warrant at a purchase price of $1.00 per unit. These securities have been issued to four accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided in Section 4(2) and Regulation D promulgated thereunder. The common stock purchase warrants are exercisable at $2.50 per share.

     The Company granted the purchasers of these units piggy-back registration rights covering the shares issued and the shares issuable upon the exercise of the common stock purchase warrants.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 6 - Related Party Transactions

Amounts due to related parties at June 30, 2003 and 2002 consist of the following:

                                                                                     June 30,
                                                                            --------------------------
                                                                                2003         2002
                                                                            ------------  ------------

   Note payable due to former shareholder in connection with stock repurchase; bearing interest at 5.18%; principal payments of $50,000
   plus accrued interest due on March 2, 2002, 2003, and 2004.              $  150,000    $  150,000

   Note payable due to entity related to a shareholder; bearing interest at 8% with principal and interest payments due as follows: $75,000 within 30 days of funding of the Company, followed by monthly principal payments of $50,000 plus accrued interest beginning 30 days after the initial payment of $75,000 (This note was originally advances from an entity related to a shareholder until September 2002
   when it was converted to a note payable.)                                   310,312       317,748

   Note payable due to shareholder on demand bearing interest at 5%             50,000             -

   Advances from officers and shareholders                                      43,848        15,000
                                                                            ------------  ------------

        Total related party loans and advances                                 554,160       482,748

        Less: current portion                                                 (554,160)     (432,748)
                                                                            ------------  ------------

        Long-term portion                                                   $        -    $   50,000
                                                                            ============  ============

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

NOTE 7 - Subsequent Events

     From July 1, 2003 through August 11, 2003, the Company completed a group of private financing transactions. From these transactions, the Company received $343,333 in gross proceeds. In these transactions, SmartVideo sold 343,333 units consisting of one share of common stock and one five year common stock purchase warrant at a purchase price of $1.00 per unit. These securities have been issued to six accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided in Section 4(2) and Regulation D promulgated thereunder. The common stock purchase warrants are exercisable at $2.50 per share.

     The Company granted the purchasers of these units piggy-back registration rights covering the shares issued and the shares issuable upon the exercise of the common stock purchase warrants.

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

     Results of Operations

       Six Months Ended June 30, 2003 compared to 2002

Our revenues totaled $30,246 and $0 for the six months ended June 30, 2003 and 2002, respectively. We are a development stage company and have only recently started to market our products and services.

Our compensation and benefits expenses increased from $65,121 for the six months ended June 30, 2002 to $159,454 for the same period in 2003. We are now actively engaged in bringing our products to market and have begun to add additional staff to relieve some of the burden on our executive team. During the six months ended June 30, 2003, we have also been working on several demonstration projects for potential customers. At our present stage of development, our compensation and benefits expense will fluctuate based on the requirements of existing projects and contracts.

Our consulting fees expenses increased from $35,934 for the six months ended June 30, 2002 to $248,387 for the same period in 2003. We are now actively engaged in bringing our products to market and have begun to work with some additional consultants on short-term projects to relieve some of the burden on our executive team as well as speed the process of delivering product requests to customers. During the six months ended June 30, 2003, we have also been working on several demonstration projects for potential customers as well. At our present stage of development, our consulting fees will fluctuate based on the requirements of existing projects and contracts.

During the six months ended June 30, 2003, we brought our data center online in response to projected customer demand. The data center was not operational during the six months ended June 30, 2002.

In January 2003, we began paying rent for the use of the office facilities we are occupying and the proportionate share of common expenses. Prior to that time, we had been provided the use of those facilities from a related entity at no cost. For the six months ended June 30, 2003, we incurred expenses under this arrangement of $50,782.

Our professional fees increased to $44,886 for the six months ended June 30, 2003 as compared to $-0- for the same period in 2002. Our professional fees during the six months ended June 30, 2003 are primarily related to costs and expenses associated with our acquisition of OVT, Inc. and audit and attorneys fees and expenses incurred as a result of our now being a publicly traded company.

General & administrative expenses increased to $152,851 during the six months ended June 30, 2003 from $7,903 for the same period in 2002. This increase was due primarily to additional costs and expenses associated with our expanded marketing efforts, travel and the development of several models for customers during the first six months of 2003.

Service fees increased to $351,000 during the six months ended June 30, 2003 from $-0- during the same quarter in 2002. The entire amount of this increase represents the amortization of prepaid expenses associated with the advisor agreement entered into in November 2002.

Interest expense increased to $345,238 for the six months ended June 30, 2003 up from $5,937 in 2002. This increase is attributable to the conversion of an advance from a related entity into an interest-bearing note payable which contributed an additional $12,756, interest expense attributable to the issuance of the convertible promissory notes in the amount of $14,420, and $308,000 in additional interest expense charged related to the beneficial conversion feature upon the issuance of the convertible promissory notes in January and March 2003.

     Six Months Ended June 30, 2002 compared to 2001

Our revenues totaled $-0- and $-0- for the six months ended June 30, 2002 and 2001, respectively. We are a development stage company and had been in the development stages of our products and services during that time period.

Our compensation and benefits expenses decreased to $65,121 for the six months ended June 30, 2002 as compared to $144,986 for the same period in 2001. This is indicative of a development stage company and staffing our ongoing projects on an ad hoc basis. At our present stage of development, our compensation and benefits expense will fluctuate based on the requirements of existing projects and other developmental activities.

Our consulting fees increased to $35,934 for the six months period ended June 30, 2002 as compared to $-0- for the same period in 2001. This is indicative of a company in our stage of development and staffing our ongoing projects on an ad hoc basis. At our present stage of development, our consulting fees expense will fluctuate based on the requirements of existing projects and other developmental activities.

Our general & administrative expenses for the six months ended June 30 decreased to $7,903 in 2002 from $8,206 in 2001. This is indicative of a development stage company and our various costs fluctuating from project to project. At our present stage of development, our general & administrative expense will fluctuate based on the requirements of existing projects and other developmental activities.

Interest expense for the six months ended June 30 increased to $5,937 in 2002 from $3,243 in 2001. This increase reflects fluctuations associated with financing portions of our business with short-term financing activities on a project by project basis.

Liquidity and Capital Resources

To date, we have generated only minimal revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placements and loans from shareholders and other related entities.

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

     Going Concern

We have incurred recurring losses and negative cash flows since our inception. As of June 30, 2003, we had an accumulated deficit of $2,976,088 and a working capital deficit of $1,281,276. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund our operations.

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

     Subsequent Events

From July 1, 2003 through August 11, 2003, we completed a group of private financing transactions. From these transactions, we received $343,333 in gross proceeds. In these transactions, we sold 343,333 units consisting of one share of common stock and one five year common stock purchase warrant at a purchase price of $1.00 per unit. These securities have been issued to six accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided in Section 4(2) and Regulation D promulgated thereunder. The common stock purchase warrants are exercisable at $2.50 per share. We granted the purchasers of these units piggy-back registration rights covering the shares issued and the shares issuable upon the exercise of the common stock purchase warrants.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     In April 2003, three holders of our 10% Convertible Promissory Notes exercised their conversion rights at a conversion price of $0.75 per share of common stock. We had originally received gross proceeds of $163,000 upon the issuance of these 10% Convertible Promissory Notes. A total of 223,929 shares of common stock were issued under these conversions including accrued interest through the date of conversion. These shares of common stock were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

     In May and June 2003, we completed a group of private financing transactions. We received $120,000 of gross proceeds from these transactions. In these transactions, we sold units consisting of one share of common stock and one five year common stock purchase warrant at a purchase price of $1.00 per unit. These securities have been issued to four accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided in Section 4(2) and Regulation D promulgated thereunder. The common stock purchase warrants are exercisable at $2.50 per share.

     We granted the purchasers of these units piggy-back registration rights covering the shares issued and the shares issuable upon the exercise of the common stock purchase warrants.

Item 3. Defaults on Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

     None

     b. The Company filed one report on Form 8-K during the quarter ended June 30, 2003. amending the Form 8-K dated November 26, 2002 to include the pro forma financial information relating to the acquisition of OVT, Inc.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC.

By:	/s/ Richard E. Bennett, Jr.	August 14, 2003
	Richard E. Bennett, Jr.	Date
President, Chief Executive Officer & Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

                                 CERTIFICATION

     In connection with the Quarterly Report of SmartVideo Technologies, Inc.
(the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Richard E. Bennett, Jr., the Chief Executive Officer (Principal Financial and
Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or
     15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  August 14, 2003

                                           /s/  Richard E. Bennett, Jr.
                                                Richard E. Bennett
                                             Chief Executive Officer
                                   (Principal Financial and Accounting Officer)

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

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.   I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the equivalent functions):

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

6.  I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003                        /s/  Richard E. Bennett, Jr.
                                                Richard E. Bennett, Jr.
                                          President & Chief Executive Officer
                                            (Principal Executive Officer)
                                    (Principal Financial and Accounting Officer)