Form 10QSB
period 2003-09-30
SMART VIDEO TECHNOLOGIES INC
filed 2003-11-14
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The total number of shares of the issuer's common stock, $.001 par value, outstanding on November 10, 2003 was 8,462,991.

SMARTVIDEO TECHNOLOGIES INC.

Index to Form 10-QSB

PART I - FINANCIAL INFORMATION

  Item   1.  Financial Statements
    Historical Financial Statements

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

                                                            September 30,    December 31,
                                                                2003             2002
                                                           --------------   -------------

                                        ASSETS

CURRENT ASSETS
    Cash                                                   $      78,477    $       5,742
    Accounts receivable                                           46,725               -
    Note receivable                                               10,000               -
                                                           --------------   -------------
     Total current assets                                        135,202            5,742

EQUIPMENT, net of accumulated depreciation
    of $17,822 and $7,163, respectively                           80,731            3,250

PREPAID EXPENSES (Note 3)                                             -         1,316,250

OTHER ASSETS                                                      10,000           10,000
                                                           --------------   -------------

      TOTAL ASSETS                                         $     225,933    $   1,335,242
                                                           ==============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                  $     413,300    $     138,560
    Convertible promissory notes (Note 4)                        230,000           60,000
    Due to related parties (Note 6)                              538,434          521,273
    Accrued interest                                              43,781           23,915
                                                           --------------   -------------
     Total current liabilities                                 1,225,515          743,748

DUE TO RELATED PARTIES - LONG-TERM PORTION                            -            50,000
                                                           --------------   -------------

     Total liabilities                                         1,225,515          793,748
                                                           --------------   -------------

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value,
      12,000,000 shares authorized, 12,000,000
      issued and outstanding as of September
      30, 2003 and December 31, 2002,
      respectively                                                12,000           12,000
    Common stock, $.001 par value, 50,000,000
      shares authorized, 8,025,491 and
      6,949,396 shares issued and outstanding
      as of  September 30, 2003 and December
      31, 2002, respectively                                       8,025            6,949
    Additional paid in capital                                 3,535,541        2,083,956
    Accumulated deficit                                       (4,555,148)      (1,561,411)
                                                           --------------   -------------

     Total shareholders' equity (deficit)                       (999,582)         541,494
                                                           --------------   -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) $      225,933   $   1,335,242
                                                           ==============   =============

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

                                                                                                         Period from
                                                                                                          Inception
                                          For the Quarterly Period          For the Nine Months       (August 31, 2000)
                                            Ended September 30,             Ended September 30,        to September 30,
                                            2003           2002            2003            2002             2003
                                        -------------  -------------   -------------  -------------   -----------------

REVENUE                                 $     21,587   $         -     $     51,833   $         -      $       54,583
                                        -------------  -------------   -------------  -------------   -----------------

EXPENSES
  Compensation and benefits                  101,629         13,355         261,083         78,476            727,521
  Consulting fees                            281,793          5,000         530,180         40,934            591,029
  Data center                                104,483             -          192,542             -             203,528
  Rents                                       24,754             -           75,536             -              75,536
  Professional fees                            8,932         10,675          53,818         10,675            101,611
  General & administrative                    90,849          1,208         243,700          9,111            322,935
  Service fees                               965,250             -        1,316,250             -           2,115,375
  Depreciation & amortization                  6,393            870          10,659          2,610             17,822
                                        -------------  -------------   -------------  -------------   -----------------
                                           1,584,083         31,108       2,683,768        141,806          4,155,357
     Total operating expenses
                                        -------------  -------------   -------------  -------------   -----------------

        Loss from operations              (1,562,496)       (31,108)     (2,631,935)      (141,806)        (4,100,774)
                                        -------------  -------------   -------------  -------------   -----------------

OTHER EXPENSES
  Interest expense                           (16,564)        (2,763)       (361,802)        (8,700)          (451,878)
  Other                                           -              -               -              -              (2,496)
                                        -------------  -------------   -------------  -------------   -----------------
                                             (16,564)        (2,763)       (361,802)        (8,700)          (454,374)
     Total other expenses
                                        -------------  -------------   -------------  -------------   -----------------
                                        $ (1,579,060)  $    (33,871)   $ (2,993,737)  $   (150,506)    $   (4,555,148)
NET LOSS
                                        =============  =============   =============  =============   =================

LOSS PER SHARE
  Basic and diluted net loss per share  $      (0.21)  $      (0.01)   $      (0.41)     $   (0.04)
                                        =============  =============   =============  =============

  Weighted average common shares used
     to compute basic and diluted net
     loss per share                        7,666,648      3,500,000       7,250,440       3,500,000
                                        =============  =============   =============  =============

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

                                                                                                 Period from
                                                                                                  Inception
                                                             For the Nine Months Ended        (August 31, 2000)
                                                                   September 30,               to September 30,
                                                              2003               2002                2003
                                                        ---------------    ---------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $   (2,993,737)    $     (150,506)    $   (4,555,148)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Issuance of common stock for services                            -                  -            720,000
    Issuance of common stock as compensation                   177,550                  -            177,550
    Beneficial conversion feature of convertible debt          308,000                  -            368,000
    Depreciation and amortization                               10,659              2,610             17,822
    Increase in accounts receivable                            (46,725)                 -            (46,725)
    Increase in note receivable                                (10,000)                 -            (10,000)
    Decrease in prepaid expenses                             1,316,250                  -          1,389,375
    Increase in accrued interest on notes payable               49,396              6,241             73,311
    Decrease (increase) in other assets                              -                  -            (10,000)
    Increase in accounts payable and accrued expenses          274,741             (4,883)           396,831
                                                        ---------------    ---------------    -----------------

       Net cash used in operating activities                  (913,866)          (146,538)        (1,478,984)
                                                        ---------------    ---------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investments in equity funds                                      -                  -           (100,000)
    Liquidation of investments in equity funds                       -                  -            100,000
    Purchase of equipment                                      (88,140)                 -            (98,553)
                                                        ---------------    ---------------    -----------------

       Net cash used in investing activities                   (88,140)                 -            (98,553)
                                                        ---------------    ---------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                   799,166                  -            949,166
    Increase (decrease) in due to related parties              (57,425)           134,412            313,848
    Issuance of convertible promissory notes                   333,000                  -            393,000
                                                        ---------------    ---------------    -----------------

       Net cash provided by financing activities             1,074,741            134,412          1,656,014
                                                        ---------------    ---------------    -----------------

NET INCREASE (DECREASE) IN CASH                                 72,735            (12,126)            78,477

CASH, beginning of period (inception)                            5,742             12,754                  -
                                                        ---------------    ---------------    -----------------

CASH, end of period                                     $       78,477     $          628     $       78,477
                                                        ===============    ===============    =================

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

                                                                                 Period from
                                                                                  Inception
                                                 For the Nine Months Ended     (August 31, 2002)
                                                        September 30,           to September 30,
                                               -----------------------------
                                                    2003           2002              2003
                                               -------------   -------------   ----------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Issuance of common stock as compensation
   related to convertible promissory notes
   in September 2003                           $     177,550   $          -     $      177,550
                                               =============   =============   ================
  Issuance of common stock on conversion
   of convertible promissory notes including
   accrued interest through the date of
   conversion in April 2003                    $     167,945    $         -     $      167,945
                                               =============   =============   ================
  Repurchase of common stock through the
   issuance of a note payable                  $          -    $          -     $      150,000
                                               =============   =============   ================

  In a reverse acquisition, the Company
   acquired all of the outstanding capital
   stock of the Armagh Group, Inc. as of
   November 26, 2002.  In connection with
   the reverse acquisition, liabilities
   were assumed as follows:

     Fair value                                $          -    $          -     $    1,449,375
     Cash paid, net of cash acquired                      -               -                 -
     Common stock issued                                  -               -         (1,385,905)
                                               -------------   -------------   ----------------

       Net liabilities assumed on acquisition  $          -    $          -     $       66,470
                                               =============   =============   ================

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002

NOTE 1 - Organization, Risks and Going Concern

     Organization

OVT, Inc., d/b/a SmartVideo was incorporated in the state of Georgia on August 31, 2000. The Company, through OVT, Inc., has developed a proprietary video compression and processing technology that enables the delivery of full motion video content to a web browser using an internet connection at speeds as low as 23K.

On January 3, 2003, by a written consent of a majority of the shareholders, the Company approved an amendment to effect a one for three reverse stock split with effect to the outstanding common stock, the creation of the 2002 Stock Incentive Plan and to change the name of the corporation to SmartVideo Technologies, Inc. This reverse split did not affect the issued and outstanding preferred shares.

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

     Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of September 30, 2003, it had an accumulated deficit of $4,555,148 and a working capital deficit of $1,090,313. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations.

The Company is a development stage company that has only recently started to market its various products. The Company has generated only minimal revenues from operations since its inception and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company will require substantial additional financing for continuing research and development of its products and for the commercialization of its products. There can be no assurances that the Company's operations will be profitable or that it will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to the Company.

NOTE 2 - Summary of Significant Accounting Policies

     Unaudited Interim Financial Data

These interim consolidated financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on May 15, 2003. The financial information

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2 - Summary of Significant Accounting Policies - (Continued)

     Unaudited Interim Financial Data - (Continued)

included herein reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results for interim periods. The results of operations for the quarterly periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full years.

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

     Common Stock Data

Earnings per share is based on the weighted average number of common stock and stock equivalents outstanding. The outstanding warrants and stock options are currently excluded from the earnings per share calculation as their effect would be antidilutive.

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

NOTE 3 - Prepaid Expenses

On November 14, 2002, the Company entered into an advisory agreement with an outside advisor to advise the senior management regarding corporate development strategy, the development of a short and long-term strategic plan, and to assist in the identification and development of potential acquisition candidates and strategic partners. Under the provisions of the agreement, the term was for a 24 month period beginning with the acceptance of the agreement and the advisor received 1,200,000 shares of the Company's common stock in compensation for his services. In September 2003, the Board of Directors voted unanimously to terminate this arrangement in accordance with the terms of the agreement. Since the agreement was terminated prior to the expiration of the term, the Company has expensed the remaining unamortized portion related to this agreement as of September 30, 2003.

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

In March 2003, the Company issued one 10 percent convertible promissory note totaling $100,000. This convertible promissory note has a due date one year from the date of issuance but may be converted by the holder at any time prior to that date. The conversion price under the terms of this note is $0.75 per share of common stock (beneficial conversion feature).

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

NOTE 5 - Shareholders' Equity

     In April 2003, three holders of the Company's 10% Convertible Promissory Notes exercised their conversion rights at a conversion price of $0.75 per share of common stock. The Company had originally received gross proceeds of $163,000 upon the issuance of these 10% Convertible Promissory Notes. A total of 223,929 shares of common stock were issued under these conversions including accrued interest through the date of conversion. These shares of common stock were issued as restricted shares.

     In May and June 2003, the Company completed a group of private financing transactions. The Company received $120,000 of gross proceeds from these transactions. In these transactions, SmartVideo sold 120,000 units consisting of one share of common stock and one five year common stock purchase warrant at a purchase price of $1.00 per unit. These securities have been issued to four accredited investors in a private placement. The common stock purchase warrants are exercisable at $2.50 per share.

     In July, August, and September 2003, the Company completed a group of private financing transactions. The Company received $679,166 of gross proceeds from these transactions. In these transactions, SmartVideo sold 679,166 units consisting of one share of common stock and one five year common stock purchase warrant at a purchase price of $1.00 per unit. These securities have been issued to seven accredited investors in a private placement. The common stock purchase warrants are exercisable at $2.50 per share.

     The Company granted the purchasers of these units piggy-back registration rights covering the shares issued and the shares issuable upon the exercise of the common stock purchase warrants.

     In September 2003, the Company's reached an agreement with two shareholders who were originally holders of the Company's 10% Convertible Promissory Notes. Under the terms of the agreement, the shareholders were issued a total of 53,333 shares as additional compensation. These shares of common stock were issued as restricted shares.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5 - Shareholders' Equity (continued)

     The Company granted the recipients of these shares piggy-back registration rights covering the shares issued.

NOTE 6 - Related Party Transactions

Amounts due to related parties at September 30, 2003 and 2002 consist of the following:

                                                           September 30,
                                                 --------------------------------
                                                      2003             2002
                                                 --------------   ---------------
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
   initial payment of $75,000 (This note was
   originally advances from an entity related
   to a shareholder until September 2002 when
   it was converted to a note payable.)                297,669           325,000

   Note payable due to shareholder on demand
   bearing interest at 5%                               50,000                 -

   Advances from officers and shareholders              40,765            17,425
                                                 --------------   ---------------

      Total related party loans and advances           538,434           492,425

      Less: current portion                           (538,434)         (442,425)
                                                 --------------   ---------------

      Long-term portion                          $           -    $       50,000
                                                 ==============   ===============

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

NOTE 7 - Subsequent Events

     From October 1, 2003 through November 10, 2003, the Company completed a series of private financing transactions. From these transactions, the Company received $437,500 in gross proceeds. In these transactions, SmartVideo sold 437,500 units consisting of one share of common stock and one five year common stock purchase warrant at a purchase price of $1.00 per unit. These securities have been issued to six accredited investors in a private placement. The common stock purchase warrants are exercisable at $2.50 per share.

SMARTVIDEO TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 7 - Subsequent Events (continued)

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

     Results of Operations

       Nine Months Ended September 30, 2003 compared to 2002

Our revenues totaled $51,833 and $0 for the nine months ended September 30, 2003 and 2002, respectively. We are a development stage company and have only recently started to market our products and services.

Our compensation and benefits increased from $78,476 for the nine months ended September 30, 2002 to $261,083 for the same period in 2003. We are now actively engaged in bringing our products to market and have begun to add additional staff to relieve some of the burden on our executive team. During the nine months ended June 30, 2003, we have also been working on several demonstration projects for potential customers. At our present stage of development, our compensation and benefits expense will fluctuate based on the requirements of existing projects and contracts.

Our consulting fees increased from $40,934 for the nine months ended September 30, 2002 to $530,180 for the same period in 2003. We are now actively engaged in bringing our products to market and have begun to work with some additional consultants on short-term projects to relieve some of the burden on our executive team as well as speed the process of delivering product requests to customers. Included in this number is $177,550 related to the issuance of 53,333 shares of our common stock as additional compensation to two of our shareholders who were originally holders of our 10% Convertible Promissory Notes. During the nine months ended September 30, 2003, we have also been working on several demonstration projects for potential customers as well. At our present stage of development, our consulting fees will fluctuate based on the requirements of existing projects and contracts.

During the nine months ended September 30, 2003, we brought our data center online in response to projected customer demand. The data center was not operational during the nine months ended September 30, 2002.

In January 2003, we began paying rent for the use of the office facilities we are occupying and the proportionate share of common expenses. Prior to that time, we had been provided the use of those facilities from a related entity at no cost. For the nine months ended September 30, 2003, we incurred expenses under this arrangement of $75,536.

Our professional fees increased to $53,818 for the nine months ended September 30, 2003 as compared to $10,675 for the same period in 2002. Our professional fees during the nine months ended September 30, 2003 are primarily related to costs and expenses associated with our acquisition of OVT, Inc. and audit and attorneys fees and expenses incurred as a result of our now being a publicly traded company.

General & administrative expenses increased to $243,700 during the nine months ended September 30, 2003 from $9,111 for the same period in 2002. This increase was due primarily to additional costs and expenses associated with our expanded marketing efforts, travel and the development of several models for customers during the first nine months of 2003.

Service fees increased to $1,316,250 during the nine months ended September 30, 2003 from $-0- during the same period in 2002. The entire amount of this increase represents the amortization of prepaid expenses associated with the advisor agreement entered into in November 2002 and the termination of this advisor agreement in September 2003.

Interest expense increased to $361,802 for the nine months ended September 30, 2003 up from $8,700 in 2002. This increase is attributable to the conversion of an advance from a related entity into an interest-bearing note payable which contributed an additional $19,989, interest expense attributable to the issuance of the convertible promissory notes in the amount of $15,511, and $308,000 in additional interest expense charged related to the beneficial conversion feature upon the issuance of the convertible promissory notes in January and March 2003.

     Nine Months Ended September 30, 2002 compared to 2001

Our revenues totaled $-0- and $-0- for the nine months ended September 30, 2002 and 2001, respectively. We are a development stage company and had been in the development stages of our products and services during that time period.

Our compensation and benefits decreased to $78,476 for the nine months ended September 30, 2002 as compared to $382,171 for the same period in 2001. This is indicative of a development stage company and staffing our ongoing projects on an ad hoc basis. At our present stage of development, our compensation and benefits expense will fluctuate based on the requirements of existing projects and other developmental activities.

Our consulting fees increased to $40,934 for the nine months ended September 30, 2002 as compared to $-0- for the same period in 2001. This is indicative of a company in our stage of development and staffing our ongoing projects on an ad hoc basis. At our present stage of development, our consulting fees expense will fluctuate based on the requirements of existing projects and other developmental activities.

Our general & administrative expenses for the nine months ended September 30 decreased to $9,111 in 2002 from $12,117 in 2001. This is indicative of a development stage company and our various costs fluctuating from project to project. At our present stage of development, our general & administrative expense will fluctuate based on the requirements of existing projects and other developmental activities.

Interest expense for the nine months ended September 30 increased to $8,700 in 2002 from $6,057 in 2001. This increase reflects fluctuations associated with financing portions of our business with short-term financing activities on a project by project basis.

Liquidity and Capital Resources

To date, we have generated only minimal revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placements and loans from shareholders and other related entities.

It is anticipated that we will need to raise at least $960,000 over the course of the next twelve months to fund our current level of operations. There can be no assurance, however, that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no commitments for any additional capital.

     Going Concern

We have incurred recurring losses and negative cash flows since our inception. As of September 30, 2003, we had an accumulated deficit of $4,555,148 and a working capital deficit of $1,090,313. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund our operations.

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

     Subsequent Events

     From October 1, 2003 through November 10, 2003, we completed a series of private financing transactions. From these transactions, we received $437,500 in gross proceeds. In these transactions, we sold 437,500 units consisting of one share of common stock and one five year common stock purchase warrant at a purchase price of $1.00 per unit. These securities have been issued to six accredited investors in a private placement. The common stock purchase warrants are exercisable at $2.50 per share.

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

Item 3. Controls and Procedures

Our chief executive officer and chief financial officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiary. Such officer has concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     In July, August, and September 2003, we completed a group of private financing transactions. We received $679,166 of gross proceeds from these transactions. In these transactions, we sold 679,166 units consisting of one share of common stock and one five year common stock purchase warrant at a purchase price of $1.00 per unit. These securities have been issued to seven accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided in Section 4(2) and Regulation D promulgated thereunder. The common stock purchase warrants are exercisable at $2.50 per share.

     We granted the purchasers of these units piggy-back registration rights covering the shares issued and the shares issuable upon the exercise of the common stock purchase warrants.

     In September 2003, we reached an agreement with two shareholders who were originally holders of our 10% Convertible Promissory Notes. Under the terms of the agreement, the shareholders were issued a total of 53,333 shares as additional compensation. These shares of common stock were issued as restricted shares exempt from registration under the Securities Act of 1933 in reliance on exemptions provided in Regulation D.

     We granted the recipients of these shares piggy-back registration rights covering the shares issued.

Item 3. Defaults on Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

     None

     b. There were no reports on Form 8-K filed during the quarter ended September 30, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC.

By:	/s/ Richard E. Bennett, Jr.	November 14, 2003
	Richard E. Bennett, Jr.	Date
President, Chief Executive Officer & Director
(Chief Executive Officer)
(Chief Financial Officer)