Form 10KSB
period 2003-12-31
SMART VIDEO TECHNOLOGIES INC
filed 2004-03-30
CIK 1089525

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                     --------------------------------------
                                   FORM 10-KSB
                     --------------------------------------

         |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     ---------------------------------------

                        Commission file number 000-26809

                          SMARTVIDEO TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)
                     ---------------------------------------

                 Delaware                               91-1962104
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

    1650 Oakbrook Drive, Suite 405, Norcross, Georgia    30093
       (Address of principal executive offices)       (Zip Code)

                             (770) 729-8777 Issuer's
                      telephone number, including area code


          (Former name or former address, if changed since last report

                     ---------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common stock, $.001 par value


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $63,451.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 17, 2004, was approximately $60,291,045.

The total number of shares of the issuer's common stock, $.001 par value, outstanding on March 17, 2004, was 8,980,277.

Transitional Small Business Disclosure Format:  Yes  |_|     No  |X|

                          SMARTVIDEO TECHNOLOGIES INC.


                              Index to Form 10-KSB



                                     PART I

Item   1.  Description of Business........................................4
Item   2.  Description of Property........................................8
Item   3.  Legal Proceedings..............................................8
Item   4.  Submission of Matters to a Vote of Security Holders............8


                                     PART II

Item   5.  Market for Common Equity and Related Stockholder
           Matters and Small Business Issuer Purchases of
           Equity Securities..............................................9
Item   6.  Management's Discussion and Analysis of Financial
           Conditions and Results of Operations..........................11
Item   7.  Consolidated Financial Statements.............................27
              Historical Financial Statements
                 Independent Auditors' Report............................28
                 Consolidated Balance Sheet..............................29
                 Consolidated Statements of Operations...................30
                 Consolidated Statements of Changes in
                 Shareholders' Deficit...................................31
                 Consolidated Statements of Cash Flows...................32
                 Notes to Consolidated Financial Statements..............34
Item   8.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................44


Item 8A.   Controls and Procedure........................................44


                                    PART III

Item   9.  Directors and Executive Officers, Promoters and
           Control Persons; Compliance with Section16 (a) of
           the Exchange Act..............................................46
Item 10.   Executive Compensation........................................48
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters....................50
Item 12.   Certain Relationships and Related Transactions................51
Item 13.   Exhibits, List and Reports on Form 8-K........................53
Item 14.   Principal Accountant Fees and Services........................54
Signatures...............................................................55

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainty are related to our current business situation and include, but are not limited to our lack of revenues, our history of operating losses, our need for additional financing, the uncertainty about our ability to continue as a going concern and dependence on our current management team. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

                                     PART I

Item 1.   Description Of Business

In November 2002, we acquired OVT, Inc. d/b/a SmartVideo. Our business is now that of SmartVideo and any reference to us, unless otherwise indicated, includes SmartVideo. In January 2003, we changed our name from the Armagh Group, Inc. to SmartVideo Technologies, Inc. to reflect the new direction of our business.

We provide high quality multimedia solutions allowing live, scheduled, or on-demand programing to be delivered over the Internet and to the wireless environment at speeds as low as 23 kilobits per seconds (Kbps). We serve corporate, governmental, entertainment and educational sectors with multimedia products and services that include streaming video and audio, interactive programing, graphics, and animation.

         Need For More Efficient and Effective Communication Means

Meaningful efficient and effective communication is a key ingredient to the success of an organization.

Traditional telephone communications lack the interactivity between participants and generally provides for less efficient communication. To achieve a higher level of effective communications, organizations provide for significant business travel efforts. Travel costs have increased significantly through the years and business travel generally limits the number of interactions between participants and the number of participants who communicate during such travels. Furthermore, traveling has become less attractive in light of threats of terrorists attacks and the resulting tightening of security at airports and other venues as well as the fear of spreading health conditions, such as SARS, in certain geographical areas. Certain organizations resort to video-conferencing to communicate which is limited in its effectiveness since it usually targets smaller select audiences.

Recently, business organizations have been exploring multimedia broadcast technology using streaming video. Such organizations attempt to harness the potential of the Internet as an infrastructure to provide multimedia broadcast. This allows them to effectively and efficiently deliver their messages to their target audience (e.g., employees, potential and existing customers, vendors, shareholders). Such organizations are limited in the broadcast of their content by limitations inherent in the technology used by their audience, such as dial-up phone connection or oversubscribed DSL and broadband connections.

Most of the existing streaming video technology requires IT departments' involvement, which are concerned with security, scalability, and management tools. Additionally, IT departments are cautious in their procurement process and implementations of traditional multimedia broadcast infrastructures are costly. Furthermore, IT departments generally prefer using easy-to-implement technology providing a quick return on investment.

Most of the traditional multimedia broadcast technology lacks the flexibility of integrating applications and online collaboration and management tools with audio and video technology. Stand-alone traditional collaboration tools are less efficient to users because they are not integrated within their computing environment. We understand that end-users will require online communication and collaboration tools integrated with applications, such as Microsoft Internet Explorer, frequently used by end-users.

Existing content providers, such as media conglomerates, are looking for additional sources of revenues. On-demand television and advertisement skipping technology have an effect on the traditional advertising market in television. Analysts predict that the traditional television market will erode substantially over the next six years. Accordingly, advertisers will be looking for new ways to reach their target audience. As the quality and pervasiveness of Internet and video communications increases, the need for offering multimedia content through low bandwidth connections to small devices, such as wireless appliances and cellular phones increases. Advertisers will seek to promote their brands through such means.

                                       4
         Our Strategy

         Our strategies for growth are concentrated in the following three key areas:

        o To enable our customers to communicate more effectively and at a lower cost with their employees, customers, vendors, and investors through the use of rich, live and on-demand multimedia programs;
        o To develop strategic relationships with premium, rich media content providers who will utilize our products and services to create customized value-added technologies and services to increase their sales and revenue base; and,
        o To develop partnering relationships with wide-ranging sales and distribution channel leaders already serving our vertical market space in a way that assists them in developing new revenue streams and opportunities for additional sales and that also reduces their dependency on low margin products that may already be in the final stages of their product lifecycle.

           Definitions

         To gain a better understanding of our business, we are providing a brief explanation of some of the key terms surrounding our products and services:

                  Multimedia - Includes streaming video and audio, graphics, animation, and interactive programing, which is delivered to a computer or wireless device via the public Internet.

                  Dial-up - Describes a connection methodology to the Internet; also, describes a class of Internet users. More than 75% of all Internet users fall into this category (excludes the number of Internet users connected to oversubscribed broadband services). This fact alone is significant since dial-up connections are never more than 56Kbps (typically they range somewhere between 32Kbps and 40Kbps. SmartVideo's products and services consistently deliver high quality multimedia content to this class of Internet users - in today's market, our competitors are unable to effectively support this class of Internet user with an equivalent quality of service.

                  Broadband - Describes a class of Internet users who have consistently more than 56Kbps of available Internet bandwidth. Broadband connections include: DSL, cable modem, ISDN, and enterprise. Unfortunately, having a broadband connection at a given location does not guarantee that each personal computer connected to it will have access to all the available bandwidth at a specific point in time (e.g.: A small business has a DSL connection with a total bandwidth capacity of 250Kbps. If there are five users connected, the average bandwidth available to each user is only 50Kbps.).

                  Webcast - An Internet broadcast similar to a television broadcast, except the delivery mechanism is the Internet and the viewing appliance is usually a personal computer.

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

         Our Solutions

Our technology enables our customers to deliver high-quality multimedia content to nearly all Internet users. To deliver an experience that features an equivalent size and quality video, our competitors are limited to distributing their content only through broadband connections, which today account for less than 35% of all Internet connections.

We provide, among other things, live, scheduled and on-demand multimedia broadcast over the Internet and to wireless appliances and devices at speeds as low as 23Kbps and at an average 15 frames per second. We manage the video stream for viewers to maximize the number of frames per second displayed even if the bandwidth connection is low, such as dial-up connection, or if the connections are unstable, such as those that may occur when using broadband, DSL, or cellular connections. We supplement such Webcasts with multimedia and administrative tools to enhance the broadcast experience to the end-users.

Our products and services incorporate one or more of the following hardware and software devices: Windows Media, Microsoft SQL Database, Microsoft Web Servers and File Storage devices. Database and Internet servers other than Microsoft may be accommodated at a later time when customer demand justifies the technological investment. SmartVideo's services are compatible with standard Internet firewalls, routers and security devices. Although our services are designed to work over public Internet connections, they also perform well in LAN/WAN environments.

We leverage existing technologies to deliver multimedia broadcasts. To receive our services, the viewer's computer simply requires an Internet connection, Microsoft's Windows Media Player and Microsoft Internet Explorer. We can integrate our services and technologies into existing content originators' and/or providers' Web content. Our services can deliver complex content to viewers live, scheduled or on-demand, or in any combination of the three, as determined by customer requirements. Our services and technologies were developed using Microsoft Development Products and other Web technologies for which we are duly licensed.

We provide our customers controlled functionality including navigational tools and services that enable them to deliver a unique multimedia experience on an individualized basis to their audience. In effect, we deliver to customers a complete Internet broadcast environment which allows them to create, acquire, encode, store, organize, advertise and deliver subscription-based content over the Internet to virtually any Windows-based computer or hand-held Pocket PC based device equipped with an Internet connection.

We host our services, which allows us to broadcast multimedia content with lesser involvement from IT corporate departments and reduces the implementation costs of using our technology. Additionally, it facilitates customization and customer control of the users' digital media organization. Furthermore, we provide usage-based agreements providing a quicker return on investment to our customers than competitive offerings providing up-front license fees or retainer-based agreements.


     Competition

We face intense and increasing competition in the multimedia broadcast market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for multimedia broadcast services, the more competitors are likely to emerge. Furthermore, the rapid deployment of broadband technology in North America and overseas erodes our competitive advantages and may hamper our sales efforts. We believe that the principal competitive factors in our market include:

        o Service functionality, quality and performance;
        o Ease of use, reliability and security of services;
        o Establishing a significant base of customers and distribution partners;
        o Ability to introduce new services to the market in a timely manner;
        o Customer service and support; and
        o Pricing.

 Although we do not currently compete against any one entity with respect to all aspects of multimedia broadcast products and services, there are various competitors that provide one or more products and services in the following categories:

        o Web conferencing, which provides online meeting functionalities
        o Web casting, which provides one to many presentation functionalities
        o Collaboration, which provides for document and application sharing as well as user interactivity
        o Live video and streaming multimedia
        o Hosted services
        o Training, which provides e-learning applications
        o On-premise software

Our primary competitors are Internet broadcasters, such as WebEx. Each of these companies provide services similar to ours and each has a well-established market presence. We also compete with providers of traditional communications technologies, such as teleconferencing and videoconferencing, as well as applications software and tools companies, such as Centra Software, Microsoft (NetMeeting and Placeware), ON24, Intercall, First Virtual Communications, and Raindance Communications. There are also smaller competitors that focus on certain of our individual market segments, such as investor relations Web casts.

Our competitive advantages are primarily in the provision of quality multimedia broadcast reaching large audiences and pricing.

Three of our customers represent 79% of our net revenues in 2003. While such customers represent a significant portion of our revenues to date, we do not solely rely on such customers to achieve profitability. We intend to increase our customer base by focusing on our competitive advantages.

     History

We incorporated in Florida on August 17, 1984, and on December 19, 2000, changed our corporate domicile to Delaware.

In November 2002, we acquired all of the issued and outstanding equity securities of OVT, Inc., d/b/a SmartVideo, in exchange for 12,000,000 shares of our Series A preferred stock plus 916,666 shares of our common stock. Each Series A preferred share may be converted into one share of our common stock at any time after November 26, 2003. Each Series A preferred share is entitled to one vote on any matter for which our shareholders may vote generally. The agreement relating to the acquisition of SmartVideo provides, among other things, that if OVT fails to attain pre-tax earnings for the fiscal year of OVT ended September 30, 2003, of $220,000, 3,000,000 of the Series A preferred shares will be forfeited by the holders of the Series A preferred shares. Additionally, the agreement provided that Armagh was to fund additional working capital needs by infusing $500,000 within 15 days of closing. The Company has not received such additional working capital funds. The holders of the Series A preferred shares and the independent director of the Company are in discussion regarding the forfeiture of the 3,000,000 Series A preferred shares and the issuance of the 916,666 shares of common stock.

In January 2003, we changed our name from Armagh Group, Inc. to SmartVideo Technologies, Inc.


Research and Development

The Company focuses its research and development efforts on developing new products and core technologies for its markets and further enhancing the functionality, reliability, performance and flexibility of existing products. The Company solicits extensive input concerning product development from users, both directly from end-customers and indirectly through its resellers.

During 2003 and 2002, the Company incurred research and development expenses of approximately $150,000 and $0, respectively. During 2002, we filed an application for one patent.


Sales and Marketing and Support

The Company markets its products and services to end-users directly through an independent sales force and indirectly through resellers. Our sales force also support resellers' efforts in marketing our offerings.

The Company markets its products and services in the United States and Canada. We intend to pursue our marketing efforts in other geographical markets by engaging with local agents and resellers.

Our support services are provided as the end-users use our products and services. Our support services typically consist of advising customers with infrastructure requirements and assisting them in certain multimedia content specification requirements.


Employees

As of December 31, 2003, the Company had 12 employees. The Company believes its relations with employees are good.

Item 2.  Description of Property

The Company maintains its headquarters in Norcross, Georgia. The Company occupies leased office space totaling approximately 8,000 square feet. Our office space is adequate for our current operations.

Item 3.  Legal Proceedings

We are not a party to, and none of our property is subject to, any pending or threatened legal proceeding.

Mr. Hamouth, a former advisor of the Company who held more than 10% of shares of our common stock during 2003, has acquired and disposed of approximately 60,000 shares of common stock within six-month periods which are subject to "short-swing" trade liabilities under Section 16(b) of the Securities and Exchange Act of 1934. The Company believes that Mr. Hamouth's liability under
Section 16(b) is at least $150,000. The Company intends to file a complaint against Mr. Hamouth based on his violations of Section 16(b).

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5. Market for Common Equity And Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the OTC Bulletin Board. During 2001, our common stock traded under the symbol "ASPQ." From May 6, 2002 through September 17, 2002, our common stock traded under the symbol "SETI". From September 18, 2002 through January 6, 2003, our common stock traded under the symbol "AMGH". Since January 7, 2003, our common stock has traded under the symbol "SMVD". In December 2002 a majority our shareholders approved a one-for-three reverse split of our common stock which was effective January 6, 2003. The following is a summary of the high and low closing prices of our common stock on the OTC Bulletin Board during the periods presented. The prices have been adjusted retroactively to reflect the one-for-three reverse stock split. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions.

                                                 High            Low
        Fiscal Year 2002
        ----------------
        First Quarter                            $4.71           $2.85
        Second Quarter                           $6.27           $0.93
        Third Quarter                            $2.25           $0.27
        Fourth Quarter                           $1.59           $0.36

        Fiscal Year 2003
        ----------------
        First Quarter                            $2.30           $1.35
        Second Quarter                           $2.10           $1.01
        Third Quarter                            $3.95           $1.65
        Fourth Quarter                           $6.30           $2.90


As of March 17, 2004, we had approximately 79 stockholders of record (including nominees and brokers holding street accounts) of our common stock and 3 stockholders of record of our preferred shares.

We have never paid dividends on our shares. We intend to retain any earnings for use in our operations and do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

------------------------------- ---------------------------- ---------------------------- ----------------------------
 2004 Equity Incentive Plan,    Number of securities to be    Weighted-average exercise        Number of options
     at December 31, 2003         issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security holders              N/A                          N/A                          N/A
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders(1)            0                           N/A                       2,000,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                      0                           N/A                       2,000,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) The Company adopted the 2004 Stock Incentive Plan effective January 1, 2004. The Company will submit the 2004 Stock Incentive Plan for shareholders' approval at its next Annual Meeting of Shareholders.


Preferred stock

In November 2002, we acquired all of the issued and outstanding equity securities of OVT, Inc., d/b/a SmartVideo, in exchange for 12,000,000 shares of our Series A preferred stock. Each Series A preferred share may be converted into one share of our common stock at any time after November 26, 2003. Each Series A preferred share is entitled to one vote on any matter for which our shareholders may vote generally. The Series A preferred shares will participate on an equal basis with our common shares with respect to any dividends or upon liquidation.


Recent Sales of Unregistered Securities

During April 2003, we issued 223,929 shares of our common stock pursuant to the conversion by three holders of the Company's 10% Convertible Promissory Notes, for which the Company had originally received gross proceeds of $166,000.

During May 2003, we issued 15,000 shares of our common stock to an individual for $15,000. In connection with the issuance of such shares, the Company has also issued 15,000 warrants to such individual. Each warrant is convertible into one share of the Company's common stock at an exercise price of $2.50 per share. The warrants expire in 2008.

During June 2003, we issued 105,000 shares of our common stock to three individuals for $105,000. In connection with the issuance of such shares, the Company has also issued 105,000 warrants to such individuals. Each warrant is convertible into one share of the Company's common stock at an exercise price of $2.50 per share. The warrants expire in 2008.

During August 2003, we issued 205,833 shares of our common stock to four individuals for $205,833. In connection with the issuance of such shares, the Company has also issued 205,833 warrants to such individuals. Each warrant is convertible into one share of the Company's common stock at an exercise price of $2.50 per share. The warrants expire in 2008.

During September 2003, we issued 100,000 shares of our common stock to one individual for $100,000. In connection with the issuance of such shares, the Company has also issued 205,833 warrants to such individual. Each warrant is convertible into one share of the Company's common stock at an exercise price of $2.50 per share. The warrants expire in 2008. Additionally, we issued 53,000 shares to two shareholders who were originally holders of the Company's 10% Convertible Promissory Notes in relation with rights associated with such notes. The Company did not receive any cash consideration in connection with the issuance of such shares.

During October 2003, we issued 25,000 shares of our common stock to one individual for $25,000. In connection with the issuance of such shares, the Company has also issued 25,000 warrants to such individual. Each warrant is convertible into one share of the Company's common stock at an exercise price of $2.50 per share. The warrants expire in 2008. Additionally, during October 2003, we issued 55,000 shares of our common stock to 9 persons unrelated to the Company in lieu of repayment of advances payable by the Company to Mr. William Dunavant, an employee and a holder of preferred shares. The advance payable amounted to approximately $50,000.

During November 2003, we issued 442,500 shares of our common stock to six individuals for $442,500. In connection with the issuance of such shares, the Company has also issued 392,500 warrants to five of such individuals. Each warrant is convertible into one share of the Company's common stock at an exercise price of $2.50 per share. The warrants expire in 2008.

In connection with the combined sale of common stock and warrants described above, the Company granted each investor (except for one person) certain piggy-back registration rights covering the shares of common stock and shares underlying the warrants acquired by each investor.

During December 2003, we issued 365,000 shares of our common stock to five individuals for $365,000.

The sale of the aforementioned securities were exempt transactions under Section 4(2) of the Securities Act of 1933 as transaction by an issuer not involving a public offering. At the time of sale, the persons who acquired these securities were all fully informed and advised about matters concerning us, including our business, financial affairs and other matters. The shareholders acquired the securities for their own account or their designee.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The acquisition of SmartVideo was treated as a reverse acquisition for financial reporting purposes. As such, our financial statements have been prepared as if SmartVideo had acquired us. Although SmartVideo is a wholly owned subsidiary of us, the results of operations prior to November 26, 2002, included in our consolidated financial statements, are limited to the operating results of SmartVideo. The results of operations subsequent to November 26, 2002, are the consolidated operating results of SmartVideo and us. The equity section of the balance sheet and our net loss per share has been retroactively restated to reflect the reverse acquisition.

During the quarter ended March 31, 2004, the Company re-evaluated its 2003 and 2002 annual financial statements. As a result of such review, the Company determined, in good faith, it applied the improper accounting treatment with respect to deferred compensation attributable to the stock-based compensation generated from the Company's grant of shares of its common stock to a former advisor in November 2002. Consequently, the Company is amending and restating their December 31, 2002 annual financial statements, March 31, 2003 quarterly financial statements, June 30, 2003 quarterly financial statements and September 30 quarterly financial statements. The restatement has no impact on its 2003 and 2002 consolidated statement of operations including its net losses and net losses per share.

In connection with the engagement of a new accounting firm and the review of the Company's financial statements, the Company has concluded that it was preferable to account for the value of the deferred compensation, which amounted to approximately $1.4 million at the time of grant, as a contra-equity account instead of a prepaid expense, as originally recorded. Accordingly, the Company has adjusted its balance sheet at December 31, 2002, to decrease the prepaid expenses by approximately $1,315,000 with a corresponding increase in the deferred compensation shown as a contra-equity account. The adjustment has no impact on the balance sheet as of December 31, 2003.

We formally launched our products and services in 2003. We have limited revenues and our net loss amounted to $3.9 million in 2003. We are dependent on additional financing to continue to operate as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results will differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our Board of Directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Revenue Recognition

The accounting related to revenue recognition in the multimedia broadcast industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. As a result, revenue recognition accounting rules require us to make significant judgments.

The Company typically provides its end-users with volume-based arrangements of its Internet multimedia broadcast products and services, and in certain circumstances, subject to minimum monthly usage. From time to time, the Company sells hardware related to multimedia broadcasts to resellers.

Revenue is recognized when earned and the Company has no continuing involvement in the delivery of products or services, which is generally when the multimedia broadcasts are viewed or when the hardware is delivered.


Results of Operations

         Year Ended December 31, 2003 compared to 2002

Net Revenues

Net revenues consist typically of license fees from volume-based arrangements of its Internet multimedia broadcast products and services, and in certain circumstances, subject to minimum monthly usage. Additionally, the Company does provide for hardware to certain resellers and end-users to facilitate the broadcast of multimedia broadcasts. The increase in net revenues in 2003 of approximately $60,000 when compared to 2002 is primarily due to increased minutes viewed of Internet multimedia broadcasts and, to a lesser extent, to the sale of hardware used in multimedia broadcasts to a reseller.

Cost of Revenues

Cost of revenues consists primarily of expenses related to the maintenance of certain facilities and equipment at a third-party data center. The increase in cost of revenues in 2003 of approximately $300,000 when compared to 2002 is primarily due to the costs of using and maintaining such facilities and equipment which began in 2003.

Research and Development

Research and development expenses consist primarily of compensation paid to our development personnel. The increase in research and development expenses in 2003 of approximately $150,000 when compared to 2002 is primarily due to the allocation of three full-time employees to enhance our existing product offerings.

Sales and General and Administrative Expenses

Sales and general and administrative expenses consist primarily of professional fees, compensation paid to our employees, travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities and other general and administrative expenses. The increase in general and administrative expenses in 2003 of approximately $1.2 million when compared to 2002 is primarily due to consulting and professional fees, including legal fees, incurred in connection with matters related to being a publicly-traded company, salaries related to the hiring of additional employees to manage the growth of our operations and increase in salaries of existing employees, higher travel expenses associated with increased marketing efforts of our products and services as well as higher rental expenses for our corporate facilities which were provided at no cost prior to 2003.

Service Fees

Services fees consist primarily of expenses associated with the issuance of shares associated with our development stage. The decrease in service fees of $240,000 is primarily related to the issuance of shares to a consultant in 2002 for that amount. The Company did not enter in a similar arrangement other than those accounted for as deferred compensation.

Amortization of Deferred Compensation

Amortization of deferred compensation consist of expenses associated with the issuance of shares to a former advisor prior to our November 2002 merger for future services provided to our Company. The initial agreement called for a 24-month assignment. In September 2003, we terminated this agreement earlier than its initial provided term. The increase in deferred compensation of approximately $1.2 million is primarily related to the accelerated amortization of the deferred compensation due to the early termination of the agreement and the recurring amortization charge for services provided from January to September 2003. During 2002, we recorded less than two months or recurring deferred compensation charges in connection with this agreement.

Interest Expense

Interest expense consists of beneficial conversion features associated with the issuance of convertible promissory notes, additional consideration in connection with the issuance of shares provided to shareholders in connection with rights of convertible promissory notes and to a preferred shareholder associated with the repayment of an advance payable to such shareholder, and interest expense associated with various notes payable. The increase in interest expense in 2003 of approximately $600,000 is primarily due to beneficial conversion features of approximately $310,000 recognized upon the issuance of higher amounts of convertible promissory notes in 2003 than in 2002, issued at lower convertible ratios when compared to the fair value of the common stock. Additionally, the Company provided additional consideration valued in 2003 at approximately $180,000 to two shareholders in connection with their rights under the convertible promissory notes. Furthermore, the Company provided additional consideration to a preferred shareholder, who is also an employee, of approximately $120,000 in issuing shares in lieu of repayment of an advance payable. The Company did not provide additional consideration in connection with the issuance of shares to shareholders or employees in 2002.

Liquidity and Capital Resources

To date, we have generated only minimal revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on proceeds from a combination of private sales of our common stock and issuance of convertible promissory notes as well as loans from shareholders and other related entities. We used approximately $1.5 million in our operating activities during 2003. These cash uses are primarily related to a net loss of approximately $3.9 million, adjusted for, among other things, additional consideration related to the issuance of common stock to shareholders aggregating approximately $290,000, beneficial conversion feature of convertible amounting to $308,000 and the amortization of deferred compensation of approximately $1.3 million. This net loss was partially funded by an increase in accounts payable and accrued expenses of approximately $310,000. Our investing activity consisted solely of purchasing equipment for approximately $100,000 in 2003. We generated approximately $1.9 million in financing activity, primarily by issuing shares of common stock for approximately $1.6 million in cash and issuing convertible promissory notes for approximately $330,000. We will require additional financing for the foreseeable future to sustain and expand our operations and continue as a going concern. There are no assurance that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern. We currently have no commitments for any additional capital.

Going Concern

We have incurred recurring losses and negative cash flows since our inception. As of December 31, 2003, we had an accumulated deficit of approximately $5.4 million and a working capital deficit of approximately $970,000. These matters raise substantial doubt about our ability to continue as a going concern. Accordingly, we are unable to fund operating and other expenses, working capital and capital expenditures from our operations and we find it necessary to secure additional financing. We intend to secure substantial additional financing in the near future. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

Recent Accounting Pronouncements

In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both are delivered separately in a bundled sales or licensing arrangement should be accounted for as separate units of accounting. The consensus is effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.


Certain Factors Which May Impact Future Results

In addition to the other information in this report, the following factors should be considered in evaluating our financial condition and prospects. These factors may have a significant impact on our business and future operating results.

We have incurred losses and negative cash flow since inception and have an accumulated deficit at December 31, 2003, raising substantial doubt about our ability to continue as a going concern

The accompanying consolidated financial statements have been prepared under the assumption that we will continue to operate as a going concern. We have incurred losses from inception, have an accumulated deficit and have experienced negative cash flows from operations since inception. These matters raise substantial doubt about our ability to continue as a going concern.

We will require additional capital to fund our operations. We intend to secure substantial additional financing in the near future to adequately fund our operations for the foreseeable future. However, there can be no assurance that capital, if any, will be available to us on acceptable terms.

The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We have a limited operating history, making it difficult for you to evaluate our business and your investment

We formally launched our products and services in 2003. We have minimal revenues from services. We therefore still have a very limited operating history upon which you may evaluate our operations and future prospects, as well as limited insights into emerging trends that may affect our business. Additionally, the income potential of our business and from our markets is unproven. Because of the emerging nature of the industry, our executives have limited experience in it. As a young company operating in an emerging market, we face risks and uncertainties relating to our ability to implement our business plan successfully. You must consider these risks, uncertainties and difficulties in evaluating our potential for future profitability.

Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results

Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

        o Variability in demand and usage for our product and services;

        o Market acceptance of new and existing services offered by us, our competitors and potential competitors; and

        o Governmental regulations affecting the use of the Internet, including regulations concerning intellectual property rights and security features.

Our limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. Our current and future levels of expenditures are based primarily on our growth plans and estimates of expected future revenues. Such expenditures are primarily fixed in the short term and our sales cycle can be lengthy. Accordingly, we may not be able to adjust spending or generate new revenue sources timely to compensate for any shortfall in revenues. If our operating results fall below the expectation of investors, our stock price will likely decline significantly.

We need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to execute our business plan and current stockholders may experience significant dilution.

As of December 31, 2003, we had approximately $300,000 in cash. Our existing cash is insufficient to fund our operations and meet our working capital and capital expenditure requirements for 2004. Accordingly, we are unable to fund operating and other expenses, working capital and capital expenditures from our operations and we find it necessary to secure additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

Furthermore, the Company is in default on its note payable to a former shareholder of its wholly owned subsidiary. The note payable is secured by 2,500,000 shares of such subsidiary's common stock. The Company requires substantial additional financing for the development and marketing of its existing and future products and services. The Company intends to secure substantial additional financing in the near future. There are no assurances that the Company will obtain sufficient additional financing, that such financing terms will be satisfactory to the Company and that the Company's operations will be profitable in the foreseeable future. If the Company does not secure substantial additional funding to meet its liabilities, including the aforementioned note payable, it may have to issue additional shares of its subsidiary's common stock.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced and these securities may have rights and preferences superior to that of our current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline.

As of December 31, 2003, we had an accumulated deficit of approximately $5.4 million. We have incurred net losses quarterly from inception through December 31, 2003, and we expect to continue to incur net losses for the foreseeable future.

Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

        o Achieve broad customer adoption and acceptance of our products and services;

        o Successfully raise additional capital in the future;

        o Successfully integrate, leverage and expand our sales force;

        o Successfully scale our current operations;

        o Implement and execute our business and marketing strategies;

        o Address intellectual property rights issues that effect our business;

        o Develop and maintain strategic relationships to enhance the development and marketing our existing and new products and services; and

        o Respond to competitive developments in the digital media infrastructure industry.

We might not be successful in achieving any or all of these business objectives in a cost-effective manner, if at all, and the failure to achieve these could have a serious adverse impact on our business, results of operations and financial position. Each of these objectives may require significant additional expenditures on our part. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our success is dependent on the performance and retention of our executive officers and key employees

Our business and operations are substantially dependent on the performance of our executive officers and key employees, including Richard Bennett, Robert Walters, and Roger Dunavant, all of whom are employed on an at-will basis and have worked together for only a relatively short period of time. We do not maintain "key person" life insurance on any of our executive officers. The loss of one or several executives could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.


We are dependent on the development and the rate of adoption of multimedia broadcasts and the delay or failure of this development would seriously harm our business.

We are dependent on the development and the rate of adoption of multimedia broadcast services and applications and the delay or failure of this development would seriously harm our business. The development of commercial services and applications for multimedia content is in its relatively early stages. If the Internet does not develop as an effective medium for the distribution of digital media content to consumers or if businesses predicated on the distribution of multimedia content are not profitable or are unable to raise necessary operating capital, then we may not succeed in executing our business plan. Many factors could inhibit the growth of the distribution of multimedia content, including concerns about the profitability of Internet-related businesses, uncertainty about intellectual property rights associated with multimedia, bandwidth constraints, piracy and privacy.

Our success depends on users having access to the necessary hardware, software and bandwidth, or data transmission capability, to receive and broadcast high quality digital media over the Internet. Congestion over the Internet and data loss may interrupt audio and video streams, resulting in unsatisfying user experiences. The success of multimedia distribution over the Internet depends on the continued rollout of broadband access to consumers on an affordable basis. Widespread adoption of multimedia technology depends on overcoming obstacles to the deployment and use of digital media software, identifying additional viable revenue models for digital media-based businesses, improving audio and video quality and educating customers and users in the use of digital media technology. If digital media technology fails to overcome these obstacles, our business could be seriously harmed.

Because digital recorded music formats, such as MP3, do not always contain mechanisms for tracking the source of ownership of digital recordings, users are able to download and distribute unauthorized or "pirated" copies of copyrighted recorded music over the Internet. This piracy is a significant concern to record companies and artists are reluctant to digitally deliver their recorded music over the Internet. As long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Accordingly, if this issue is not addressed, our business might be harmed.

We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results.

A limited number of customers have accounted for a majority of our revenues and may continue to do so for the foreseeable future. Additionally, a majority of our 2003 revenues were from related parties. During 2003, three of our customers accounted for approximately 79% of our net revenues. We believe that a small number of customers may continue to account for a significant percentage of our revenues for the foreseeable future. Furthermore, we cannot successfully accomplish our business objectives by relying solely on our existing customer base. Due to high revenue concentration among a limited number of customers, the cancellation, reduction or delay of a large customer order or our failure to timely complete or deliver a project during a given quarter is likely to significantly reduce revenues. In addition, if any significant customer fails to pay amounts it owes us, or does not pay those amounts on time, our revenues and operating results could suffer. If we are unsuccessful in increasing and broadening our customer base, our business will be harmed.

Average selling prices of our products and services may decrease, which may harm our gross margins

The average selling prices of our products and services may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments or otherwise. The pricing of services sold to our customers depends on the duration of the agreement, the specific requirements of the order, purchase volumes, the sales and service support and other contractual agreements. We expect to experience pricing pressure and anticipate that the average selling prices and gross margins for our products may decrease over product life cycles. We may not be successful in developing and introducing on a timely basis new products with enhanced features and services that can be sold at higher gross margins.

We may be liable or alleged to be liable to third parties for video, music, software, and other content that we encode, distribute, or make available to our customers

We may be liable or alleged to be liable to third parties for video, music, software, and other content that we encode, distribute, or make available to our customers:

        o If the content or the performance of our services violates third party copyright, trademark, or other intellectual property rights;

        o If our customers violates the intellectual property rights of others by providing content to us or by having us perform digital media services; or

        o If content that we encode or otherwise handle for our customers is deemed obscene, indecent, or defamatory.

Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management's attention which could have an adverse effect on our business, results of operations and financial condition. Our customers generally agree to hold us harmless from claims arising from their failure to have the right to encode or distribute multimedia software and other content given to us for that purpose. However, customers may contest this responsibility or not have sufficient resources to defend claims and we have limited insurance coverage for claims of this nature.

Because we host, stream and deploy audio and video content on or from our Web sites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials we host. Claims of this nature have been brought and sometimes successfully pressed, against content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

We cannot assure you that third parties will not claim infringement by us with respect to past, current, or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. In addition, these risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements, and we can not assure you that we will have adequate insurance coverage or that royalty or licensing agreements will be available on terms acceptable to us or at all.

We cannot be certain that we will be able to protect our intellectual property, and we may be found to infringe on proprietary rights of others, which could harm our business

Our intellectual property is critical to our business, and we seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier, potential investors, and strategic relationship agreements, nondisclosure agreements with third parties, and invention assignment agreements with our employees and contractors. We cannot assure you that measures we take to protect our intellectual property will be successful or that third parties will not develop alternative solutions that do not infringe upon our intellectual property.

In addition, we could be subject to intellectual property infringement claims by others. Potential customers may be deterred from distributing content over the Internet for fear of infringement claims. If, as a result, potential customers forego distributing traditional media content over the Internet, demand for our digital media services and applications could be reduced which would harm our business. Claims against us, and any resultant litigation, should it occur in regard to any of our digital media services and applications, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Further, we plan to offer our digital media services and applications to customers worldwide including customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

We will rely on strategic relationships to promote our services and for access to licensed technology; if we fail to develop, maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed

Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop, maintain or enhance our strategic relationships with key streaming media technology companies and content providers. We will rely on these relationships for licensed technology and content. Obtaining comprehensive multimedia content licenses is challenging, as doing so may require us to obtain copyright licenses with various third parties in the fragmented multimedia recording and publishing industries. These copyrights often address differing activities related to the delivery of digital media, including reproduction and performance, some of which may require separate licensing arrangements from various rights holders such as publishers, content providers, artists and record labels. The effort to obtain the necessary rights by such third parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers' expectations.

Due to the evolving nature of our industry, we will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

Competition may decrease our market share, revenues, and gross margins

We face intense and increasing competition in the multimedia broadcast market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for multimedia broadcast services, the more competitors are likely to emerge. Furthermore, the rapid deployment of broadband technology in North America and overseas erodes our value statement and may hamper our sales efforts. We believe that the principal competitive factors in our market include:

        o Service functionality, quality and performance;

        o Ease of use, reliability and security of services;

        o Establishing a significant base of customers and distribution partners;

        o Ability to introduce new services to the market in a timely manner;

        o Customer service and support; and

        o Pricing.

Although we do not currently compete against any one entity with respect to all aspects of multimedia broadcast products and services, there are various competitors that provide various products and services in the following categories:

        o Web conferencing, which provides online meeting functionalities

        o Web casting, which provides one to many presentation functionalities

        o Collaboration, which provides for document and application sharing as well as user interactivity

        o Live Video and streaming multimedia

        o Hosted services

        o Training, which provides e-learning applications

        o On-premise software

Our primary competitors are Internet broadcasters, such as WebEx. Each of these companies provide services similar to ours and each has a well-established market presence. We also compete with providers of traditional communications technologies, such as teleconferencing and videoconferencing, as well as applications software and tools companies, such as Centra Software, Microsoft (NetMeeting and Placeware), ON24, Intercall, First Virtual Communications, and

Raindance Communications. There are also smaller competitors that focus on certain of our individual market segments, such as investor relations Webcasts.

There are a number of companies that provide outsourced digital media services. As the multimedia broadcast market continues to develop, we expect to see increased competition from traditional telecommunication service providers or resellers of those services. We also face competition from the in-house encoding services, streaming networks and content management systems and encoding services.

All of our competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

Our industry is experiencing consolidation that may intensify competition

The Internet and multimedia broadcast services industries are undergoing substantial change that has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by larger entities. As a result, we are increasingly competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

        o Competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

        o Competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in certain formats, thus decreasing the use of our products and services to distribute and experience the content that audiences most desire, and hurting our ability to attract customers;

        o A competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

        o Other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content; or which could dramatically change the market for our products and services.

Any of these results could put us at a competitive disadvantage that could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet the competitive threat, which could also harm our operating results.

If we fail to enhance our existing services and applications products or develop and introduce new multimedia broadcast services, applications and features in a timely manner to meet changing customer requirements and emerging industry trends or standards, our ability to grow our business will suffer

The market for multimedia broadcast service solutions is characterized by rapidly changing technologies and short product life cycles. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

        o Identify and respond to emerging technological trends in the market;

        o Enhance our products by adding innovative features that differentiate our digital media services and applications from those of our competitors;

        o Acquire and license leading technologies;

        o Bring multimedia broadcast services and applications to market and scale our business on a timely basis at competitive prices; and

        o Respond effectively to new technological changes or new product announcements by others.

We will not be competitive unless we continually introduce new services and applications or enhancements to existing services and applications that meet evolving industry standards and customer needs. In the future, we may not be able to address effectively the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for us to remain competitive are inherently complex, require long development schedules and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced services and applications can be ascertained. Revenue from future services and applications or enhancements to services and applications may not be sufficient to recover the associated development costs.

The technology underlying our services and applications is complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our services and applications

The technology underlying our multimedia broadcast services and applications are complex and include software that is internally developed and software licensed from third parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our digital media services are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers. Because our customers depend on us for digital media management, any interruptions could:

        o Damage our reputation;

        o Cause our customers to initiate product liability suits against us;

        o Increase our product development resources;

        o Cause us to lose revenues; and

        o Delay market acceptance of our digital media services and applications.

We do not possess product liability insurance, and our errors and omissions coverage is not likely to be sufficient to cover our complete liability exposure.

Our business will suffer if our systems fail or our third-party facilities become unavailable

A reduction in the performance, reliability and availability of our systems and network infrastructure may harm our ability to distribute our products and services to our customers and other users, as well as harm our reputation and ability to attract and retain customers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. We may not have any redundancy in our Internet multimedia broadcasting facilities and therefore any damage or destruction to these would significantly harm our multimedia broadcasting business. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, "denial of service" attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Web sites and network communications. This could lead to slower response times or system failures.

Our operations also depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We also depend on Web browsers, ISPs and online service providers to provide access over the Internet to our product and service offerings. Many of these providers have experienced significant outages or interruptions in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of interruptions could continue or increase in the future.

Our digital distribution activities are managed by sophisticated software and computer systems. We must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business could be harmed.

Significant portions of our business are dependent on providing customers with efficient and reliable services to enable customers to broadcast content to large audiences on a live or on-demand basis. Our operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of such network providers to provide the capacity we require may result in a reduction in, or interruption of, service to our customers. If we do not have access to third-party transmission capacity, we could lose customers and, if we are unable to obtain such capacity on terms commercially acceptable to us our business and operating results could suffer.

Our computer and communications infrastructure is located at a single leased facility in Atlanta, Georgia. We do not have fully redundant systems, and we may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

Because our principal stockholders and management may have the ability to control a significant percentage of stockholder votes, the premium over market price that an acquiror might otherwise pay may be reduced and any merger or takeover may be prevented or delayed

 Our officers and directors beneficially own or control the voting of approximately 57% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to substantially influence all matters submitted to our stockholders for approval, including:

        o Election or removal of our Board of Directors;

        o Amendment of our certificate of incorporation or bylaws;

        o Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us; and

        o Adoption of stock-based compensation plans.

These stockholders have substantial influence over our management and our affairs. Accordingly, this concentration of ownership may have the effect of impeding a merger, consolidation, takeover or other business consolidation involving us, or discouraging a potential acquirer from making a tender offer for our shares. This concentration of ownership could also adversely affect our stock's market price or lessen any premium over market price that an acquiror might otherwise pay.

Government regulation could adversely affect our business prospects

We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws developed and are interpreted by the judicial system, they could have the effect of:

        o Limiting the growth of the Internet;

        o Creating uncertainty in the marketplace that could reduce demand for our products and services;

        o Increasing our cost of doing business;

        o Exposing us to significant liabilities associated with content distributed or accessed through our products or services; or

        o Leading to increased product and applications development costs, or otherwise harm our business.

Specifically with respect to one aspect of copyright law, on October 28, 1998, the Digital Millennium Copyright Act (or "DMCA") was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, the Company and its customers may be required to pay licensing fees in connection with digital sound recordings we deliver or our customers provide on their Web site and through retransmissions of radio broadcasts and/or other audio content. A Copyright Arbitration Royalty Panel has determined that, for eligible non-subscription services, sound recording performance rates should be $0.0014 per performance for the period October 1998-2000, with a surcharge of 9% of the total performance fee for the ephemeral copies used to facilitate such performances. However, that decision is subject to review and revision by the U.S. Copyright Office, and several appeal petitions have been filed. Furthermore, the Copyright Office's review is subject to an appeal to a Federal Court of Appeals. The fees for the same types of transmissions offered on a subscription basis have not been determined and will be the subject of another Copyright Arbitration Royalty Panel proceeding, as will fees for digital phono-record deliveries pursuant to the "mechanical license" provisions of the U.S. Copyright Act. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

Because of this rapidly evolving and uncertain regulatory environment, both domestically and internationally, we cannot predict how existing or proposed laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing digital music. These laws and regulations could harm us by subjecting us to liability or forcing us to change our business.

Quantitative and Qualitative Disclosures about Market Risk

We provide Internet multimedia broadcast product and services. Our financial results could be affected by factors such as changes in interest rates and fluctuations in the stock market. All sales are currently made in U.S. dollars; a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Due to the limited duration of our short-term investments and their investment grade level, we anticipate no material market risk exposure. Therefore, no quantitative tabular disclosures are presented.

Item 7.  Consolidated Financial Statements



                          SMARTVIDEO TECHNOLOGIES INC.

                   Index to Consolidated Financial Statements


       Independent Auditors' Report.......................................28
       Consolidated Balance Sheet.........................................29
       Consolidated Statements of Operations..............................30
       Consolidated Statements of Changes in Shareholders' Deficit........31
       Consolidated Statements of Cash Flows..............................32
       Notes to Consolidated Financial Statements.........................34

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
SmartVideo Technologies, Inc.


We have audited the accompanying consolidated balance sheet of SmartVideo Technologies, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartVideo Technologies, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ SHERB & CO., LLP
                                                  CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 25, 2004

30

                          SMARTVIDEO TECHNOLOGIES, INC.

                           Consolidated Balance Sheet


                                                          December 31,
                                                              2003
                                                         ---------------

                                     ASSETS

CURRENT ASSETS
 Cash                                                    $    297,998
 Accounts receivable                                           30,321
 Accounts receivable from related parties                      25,260
                                                          -----------
     Total current assets                                     353,579

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $24,664                                       88,730

OTHER ASSETS                                                   10,000
                                                          -----------
      TOTAL ASSETS                                       $    452,309
                                                          ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued expenses                   $    508,849
 Convertible promissory notes and related
  accrued interest                                            251,699
 Due to related parties                                        12,575
 Note payable and related accrued interest                    173,901
 Note payable to related party and related
  accrued interest                                            317,442
 Loan payable and related accrued interest                     54,229
                                                          -----------
       Total current liabilities                            1,318,695

SHAREHOLDERS' DEFICIT
 Preferred stock, $.001 par value, 12,000,000
  shares authorized, 12,000,000 shares issued
  and outstanding as of December 31, 2003                      12,000
 Common stock, $.001 par value, 50,000,000
  shares authorized, 8,912,991 shares issued
  and outstanding as of December 31, 2003                       8,913
 Additional paid-in capital                                 4,533,253
 Accumulated deficit                                       (5,420,552)
                                                          -----------
       Total shareholders' deficit                           (866,386)
                                                          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $    452,309
                                                          ===========

        The accompanying notes are an integral part of these statements.

                          SMARTVIDEO TECHNOLOGIES, INC.

                      Consolidated Statements of Operations




                                                  For the Years Ended
                                                      December 31,
                                                 ----------------------
                                                2003              2002
                                              --------          --------
Revenues                                   $    41,019        $   2,750
Revenues-related party                          22,432             -
                                             ---------          -------
Net Revenues                                    63,451            2,750

Cost of Revenues                               303,757             -
                                             ---------          -------
Gross Margin                                  (240,306)           2,750


Operating Expenses
 Research and development                      150,882             -
 Sales and general and administrative        1,454,364          288,781
 Service fees                                     -             240,000
 Amortization of deferred compensation       1,316,250           79,125
 Depreciation                                   17,501            3,480
                                             ---------          -------
       Total operating expenses              2,938,997          611,386
                                             ---------          -------
          Loss from operations              (3,179,303)        (608,636)
                                             ---------          -------
OTHER EXPENSE
 Interest expense                             (679,838)         (80,840)
                                             ---------          -------

       Total other expense                    (679,838)         (80,840)
                                             ---------          -------
NET LOSS                                   $(3,859,141)       $(689,476)
                                            ==========         ========

LOSS PER SHARE
 Basic and diluted net loss per share      $     (0.51)       $   (0.17)
                                            ==========         ========
Weighted average common shares used to
 compute basic and diluted net
 loss per share                              7,540,849        4,127,243
                                            ==========        =========










        The accompanying notes are an integral part of these statements.

            SMARTVIDEO TECHNOLOGIES, INC.

   Consolidated Statements of Changes in Shareholder's Deficit

  For the Period from January 1, 2002 through December 31, 2003

                                               Preferred Stock           Common Stock
                                            ----------------------   ----------------------  Additional   Accumulated
                                             Shares      Par Value    Shares       Par Value   Paid-in       Deficit
                                                                                              Capital
                                           ---------------------------------------------------------------------------
Balance, January 1, 2002                        -      $     -        3,500,000 $     3,500 $   626,500  $   (871,935)
 Issuance of common stock for
  services at a price of $0.18 per
  share in October 2002                         -            -        1,333,333       1,333     238,667          -
 Conversion of OVT, Inc. common
  stock to preferred stock on the
  acquisition of the Armagh
  Group, Inc. in November 2002            12,000,000       12,000    (4,833,333)     (4,833)   (157,167)         -
 Issuance of common stock in the
  acquisition of the Armagh
  Group, Inc. in November 2002                  -            -        6,949,396       6,949   1,315,956          -
 Amortization of deferred compensation          -            -             -           -           -             -
 Beneficial conversion feature on
  issuance of convertible promssory notes       -            -             -           -         60,000          -
 Net Loss                                       -            -             -           -           -         (689,476)
                                          ----------       ------     ---------       -----   ---------     ---------
Balance, December 31, 2002                12,000,000       12,000     6,949,396       6,949   2,083,956    (1,561,411)
 Issuance of common stock for
  cash at a price of $1 per share               -            -        1,631,666       1,632   1,630,034          -
 Issuance of common stock as
  additional consideration related
  to rights of convertible
  promissory notes                              -            -           53,000          53     177,497          -
 Issuance of common stock in lieu
  of payment of advances payable
  to a shareholder                              -            -           55,000          55     166,045          -
 Issuance of common stock
  pursuant to conversion of
  convertible debt                              -            -          223,929         224     167,721          -
 Amortization of deferred compensation          -            -             -           -           -             -
 Beneficial conversion feature on
  issuance of convertible
  promissory notes                              -            -             -           -        308,000          -
 Net Loss                                       -            -             -           -           -       (3,859,141)
                                          ----------       ------     ---------       -----   ---------     ---------
Balance, December 31, 2003                12,000,000   $   12,000     8,912,991 $     8,913 $ 4,533,253  $ (5,420,552)
                                          ==========       ======     =========       =====   =========     ==========

        The accompanying notes are an integral part of these statements.

            SMARTVIDEO TECHNOLOGIES, INC.

   Consolidated Statements of Changes in Shareholder's Deficit

  For the Period from January 1, 2002 through December 31, 2003

                                            (Restated)
                                             Deferred      Treasury   (Restated)
                                           Compensation     Stock       Total
                                          -------------   ----------  ----------
Balance, January 1, 2002                 $      -       $  (150,000) $ (391,935)
 Issuance of common stock for
  services at a price of $0.18 per
  share in October 2002                         -              -        240,000
 Conversion of OVT, Inc. common
  stock to preferred stock on the
  acquisition of the Armagh
  Group, Inc. in November 2002                  -           150,000        -
 Issuance of common stock in the
  acquisition of the Armagh
  Group, Inc. in November 2002            (1,395,375)          -        (72,470)
 Amortization of deferred compensation        79,125           -         79,125
 Beneficial conversion feature on
  issuance of convertible promssory notes       -              -         60,000
 Net Loss                                       -              -       (689,476)
                                           ---------        -------     -------
Balance, December 31, 2002                (1,316,250)          -       (774,756)
 Issuance of common stock for
  cash at a price of $1 per share               -              -      1,631,666
 Issuance of common stock as
  additional consideration related
  to rights of convertible
  promissory notes                              -              -        177,550
 Issuance of common stock in lieu
  of payment of advances payable
  to a shareholder                              -              -        166,100
 Issuance of common stock
  pursuant to conversion of
  convertible debt                              -              -        167,945
 Amortization of deferred compensation     1,316,250           -      1,316,250
 Beneficial conversion feature on
  issuance of convertible
  promissory notes                              -              -        308,000
 Net Loss                                       -              -     (3,859,141)
                                           ---------        -------   ---------
Balance, December 31, 2003               $      -       $      -     $ (866,386)
                                           =========        =======   ==========


        The accompanying notes are an integral part of these statements.

                          SMARTVIDEO TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows




                                                  For the Years Ended
                                                      December 31,
                                                 ----------------------
                                                2003              2002
                                              --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $(3,859,141)      $(689,476)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Issuance of common stock for services             -            240,000
  Additional consideration related to
   rights of convertible promissory notes        177,550            -
  Beneficial conversion feature of
   convertible debt                              308,000          60,000
  Excess of fair value of stock issued to
   individuals in repayment of advance
   from shareholder                              116,240            -
  Depreciation                                    17,501           3,480
  Amortization of deferred compensation        1,316,250          79,125
  Increase in accounts receivable                (30,321)           -
  Increase in accounts receivable from
   related parties                               (25,260)           -
  Increase in advance from shareholders           36,010          31,273
  Increase in accrued interest on notes
   payable                                        42,734          17,258
  Increase in accounts payable and accrued
   expenses                                      370,289          73,490
                                              ----------        --------
       Net cash used in operating activities  (1,530,148)       (184,850)
                                              ----------        --------
CASH FLOWS USED IN INVESTING ACTIVITY
 Purchase of equipment                          (102,981)           -
                                              ----------        --------
       Net cash used in investing activity      (102,981)           -
                                              ----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of common stock                      1,631,666            -
 Increase in note payable to related party          -            117,838
 Principal repayments on note payable to
  related party                                  (39,614)           -
 Issuance of convertible promissory notes        333,333          60,000
                                              ----------        --------
       Net cash provided by financing
        activities                             1,925,385         177,838
                                              ----------        --------
NET INCREASE (DECREASE) IN CASH                  292,256          (7,012)

CASH, beginning of period                          5,742          12,754
                                              ----------        --------
CASH, end of year                            $   297,998       $   5,742
                                              ==========        ========


        The accompanying notes are an integral part of these statements.

                          SMARTVIDEO TECHNOLOGIES, INC.

                                                  For the Years Ended
                                                      December 31,
                                                 ----------------------
                                                2003              2002
                                              --------          --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

Issuance of common  stock in lieu of
 repayment  of an advance
 payable to one shareholder                  $   166,100       $    -
                                              ==========        ========

Issuance of common stock pursuant to
 conversion of convertible promissory notes  $   167,945       $    -
                                              ==========        ========

  In a reverse acquisition, the Company
   acquired all of the outstanding
   capital stock of the Armagh Group, Inc.
   as of November 26, 2002. In connection
   with the reverse acquisition, liabilities were assumed as follows:

        Fair value                           $      -     $       54,000
        Deferred compensation                       -          1,395,375
        Common stock issued                         -         (1,382,905)
                                              -------      -------------
  Net liabilities assumed on acquisition     $      -     $       66,470
                                              ==========        ========

During 2003 and 2002, the Company paid interest of approximately $30,000 and $0, respectively, in connection with a note payable to a related party.





        The accompanying notes are an integral part of these statements.

                          SMARTVIDEO TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

Note 1 - Organization

SmartVideo Technologies, Inc. was incorporated in Florida on August 17, 1984, and on December 19, 2000, changed its corporate domicile to Delaware. It's wholly-owned subsidiary, OVT, Inc., d/b/a SmartVideo was incorporated in the state of Georgia on August 31, 2000. The Company has developed a video compression and processing technology enabling the delivery of Internet multimedia broadcast content. The Company markets its products and services primarily in the United States and Canada through multiple sales channels such as resellers and agents and its independent sales force.

Note 2 - Restatement of Previously Issued Financial Statements

During the quarter ended March 31, 2004, the Company re-evaluated its 2003 and 2002 annual financial statements. As a result of such review, the Company determined, in good faith, it applied the improper accounting treatment with respect to deferred compensation attributable to the stock-based compensation generated from the Company's grant of shares of its common stock to a former advisor in November 2002. Consequently, the Company is amending and restating their December 31, 2002 annual financial statements, March 31, 2003 quarterly financial statements, June 30, 2003 quarterly financial statements and September 30, 2003 quarterly financial statements. The restatement has no impact on its 2003 and 2002 consolidated statement of operations including its net losses and net losses per share.

In connection with the engagement of a new accounting firm and the review of the Company's financial statements, the Company has concluded that it was preferable to account for the value of the deferred compensation, which amounted to approximately $1.4 million at the time of grant, as a contra-equity account instead of a prepaid expense, as originally recorded. Accordingly, the Company has adjusted its balance sheet at December 31, 2002, to decrease the prepaid expenses by approximately $1,315,000 with a corresponding increase in the deferred compensation shown as a contra-equity account. The adjustment has no impact on the balance sheet as of December 31, 2003.

Note 3 - Significant Accounting Policies, Going Concern, and Risks and Uncertainties

Consolidation Policy

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, OVT, Inc. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

In November 2002, the shareholders of the Armagh Group, Inc. ("Armagh") approved an exchange of preferred stock of Armagh for all of the outstanding common stock of OVT, Inc. ("OVT"). This transaction has been accounted for as a reverse acquisition. Under reverse acquisition accounting, OVT was considered the accounting acquirer for financial reporting purposes and acquired the assets and liabilities of Armagh. The acquisition was accomplished through the issuance of 12,000,000 shares of Armagh preferred shares for the 12,000,000 outstanding shares of OVT common stock. As of the date of the reverse acquisition, Armagh had 3,204,396 shares issued and outstanding and 3,745,000 shares which it was contractually obligated to issue once a contemplated one-for-three reverse split became effective for a combined total of 6,949,396 common shares. The equity section of the balance sheet has been restated to reflect this reverse acquisition as a recapitalization.

On January 3, 2003, by a written consent of a majority of the shareholders, Armagh approved an amendment to effect a one-for-three reverse stock split with effect to the outstanding common stock, the creation of the 2002 Stock Incentive Plan and to change the name of the corporation to SmartVideo Technologies, Inc. This reverse split did not affect the issued and outstanding preferred shares.

                          SMARTVIDEO TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 - Significant Accounting Policies, Going Concern, and Risks and Uncertainties (Continued)

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2003, the balance exceeded the federally insured limit by $219,554.

Accounts Receivable

Substantially all of the Company's accounts receivable are due from end-users. Collateral is not required. Credit losses are provided for in the consolidated financial statements. The Company has a limited history in evaluating such credit losses. Two customers accounted for approximately 79% of gross accounts receivable at December 31, 2003. No other customers accounted for more than 10% of gross accounts receivable. The allowance for doubtful accounts at December 31, 2003, amounts to $0.

Property and Equipment

Property and equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years.

Software Development Costs

Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires certain development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of such costs requires considerable judgment by management with respect to certain external factors such as anticipated revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant.

Revenue Recognition

The Company markets its products and services through resellers and agents as well as its independent sales force.

The Company typically provides its end-users with volume-based arrangements of its Internet multimedia broadcast products and services, and in certain circumstances, subject to minimum monthly usage. Resellers and agents are paid a commission based on the end-user gross revenues. From time to time, the Company sells hardware related to multimedia broadcasts to resellers.

Revenue is recognized when earned and the Company has no continuing involvement in the delivery of products or services, which is generally when the multimedia broadcasts are viewed or when the hardware is delivered.

Product Concentration

The Company derives a substantial portion of its revenues from one product and related services, Internet multimedia broadcasting, and anticipates that this product and future derivative products and product lines based upon this technology, if any, will constitute a majority of its revenues for the foreseeable future.

                          SMARTVIDEO TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 - Significant Accounting Policies, Going Concern, and Risks and Uncertainties (Continued)

The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of market acceptance, technological change or other factors.

Customer Concentration

The Company derives a substantial portion of its revenues from three customers accounting for 79% of its revenues, one of which is a related party.

Cost of Revenues

Cost of revenues consists primarily of expenditures related to a third-party data center hosting our product, located in a facility outside our main offices. Such costs, which are generally based on the volume of bandwidth usage, include certain minimum guaranteed payments for the use of the facilities.

Development Stage

In the prior years, the Company had been in development stage.

Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of December 31, 2003, it had an accumulated deficit of approximately $5.4 million and a working capital deficit of approximately $970,000. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue its operations is contingent upon obtaining additional financing and attaining profitable operations.

The Company has only recently started to market its various products. The Company has not generated any income from operations and has no assurance of any significant future revenues. Furthermore, the Company is in default on one of its notes payable to a former shareholder of its wholly owned subsidiary. The note payable is secured by 2,500,000 shares of such subsidiary's common stock. The Company requires substantial additional financing for the development and marketing of its existing and future products and services. The Company intends to secure substantial additional financing in the near future. There are no assurances that the Company's will obtain sufficient additional financing, that such financing terms will be satisfactory to the Company and that the Company's operations will be profitable in the foreseeable future. If the Company does not secure substantial additional funding to meet its liabilities, including the aforementioned note payable, it may have to issue additional shares of its subsidiary's common stock.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. The Company believes it will recover the carrying amount of its long-lived assets.

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

Earnings Per Share

Common shares equivalents consist of shares issuable upon the exercise of certain stock warrants and the conversion of preferred shares. The Company excluded common share equivalents from its computation of earnings per share due to their antidilutive effect.

Stock Splits

On January 3, 2003, the Company effected a one-for-three reverse split of the Company's common stock.

All references to shares and share amounts, except par value per share, have been retroactively adjusted to reflect the stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable and accrued expenses. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations as a whole, the actual amounts of these estimates, when known, will vary from these estimates.

Recent Accounting Pronouncements

In December 2002, Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," ("SFAS 148") was issued. SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002, and interim periods beginning after December 15, 2002. The adoption of the disclosure requirements of this statement did not impact our financial position, results of operations or cash flows.

                          SMARTVIDEO TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 - Significant Accounting Policies, Going Concern, and Risks and Uncertainties (Continued)


Recent Accounting Pronouncements (Continued)

In December 2002, the Emerging Issues Task Force issued a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 mandates how to identify whether goods or services or both are delivered separately in a bundled sales or licensing arrangement should be accounted for as separate units of accounting. The consensus is effective for revenue arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity, or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The adoption of this statement is not expected to impact our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

Note 4 - Shareholders' Deficit

The authorized capital stock of the Company consists of 50,000,000 shares of $.001 par value common stock and 12,000,000 shares of $.001 par value preferred stock, in one or more series as determined by the Board of Directors. Each share of preferred stock is entitled to the same voting preferences as the Company's common stock and may be converted into one share of our common stock at any time after November 26, 2003.

In October 2002, the Company issued 1,333,333 shares of common stock for services rendered at a per share price of $.18 per share.

                          SMARTVIDEO TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 4 - Shareholders' Deficit (continued)

In November 2002, the Company acquired OVT through the issuance of 12,000,000 shares of preferred stock to the holders of all the outstanding common stock of OVT. This transaction has been accounted for as a reverse acquisition whereby OVT is considered to be the accounting acquirer for financial reporting purposes and has acquired the assets and liabilities of Armagh. Under the financial reporting requirements of a reverse acquisition, the equity section of the balance sheet has been restated to reflect this reverse acquisition as a recapitalization. Since OVT is considered to be the accounting acquirer, the transaction has been presented in the consolidated statements of changes in shareholders' deficit as the issuance of common stock in the acquisition of the Armagh Group, Inc. in accordance with prevailing authoritative accounting literature.

During 2003, the Company issued 1,631,666 shares of common stock in consideration of $1,631,666. In connection with such issuances, the Company issued 1,216,666 warrants to certain stockholders at an exercise price of $2.50. All warrants issued during 2003 are outstanding at December 31, 2003. The warrants expire in 2008.

During 2003, the Company issued 55,000 shares of common stock to certain individuals unrelated to the Company in lieu of repayment of advances payable to an employee who is also a holder of preferred shares. The shares were valued at $3.02 per share, the fair market value of the shares at the date of issuance. The value of the consideration based on the number of shares issued amounted to approximately $166,000. The advances payable to such employee amounted to approximately $50,000. Accordingly, the additional consideration resulting from the issuance of the shares amounted to approximately $116,000 and is recognized as interest expense in the accompanying consolidated financial statements.

During 2003, three holders of the Company's 10% Convertible Promissory Notes exercised their conversion rights at a conversion price of $0.75 per share of common stock. The Company had originally received gross proceeds of $163,000 upon the issuance of these 10% Convertible Promissory Notes. A total of 223,929 shares of common stock were issued under these conversions including accrued interest through the date of conversion. These shares of common stock were issued as restricted shares.

During 2003, the Company's reached an agreement with two shareholders who were originally holders of the Company's 10% Convertible Promissory Notes. Under the terms of the agreement, the shareholders were issued a total of 53,000 shares as additional consideration related to rights associated with such promissory notes. The shares were valued at $3.33 per share, the fair market value of the shares at the date of issuance. Accordingly, the additional consideration resulting from the issuance of the shares amounted to approximately $178,000, based on the fair value of the common stock at the date of issuance and is recognized as interest expense in the accompanying consolidated financial statements.

                          SMARTVIDEO TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Note 5 - Deferred Compensation

On November 14, 2002, the Company entered into an advisory agreement with a former outside advisor to advise the senior management regarding corporate development strategy, the development of a short and long-term strategic plan, and to assist in the identification and development of potential acquisition candidates and strategic partners. Under the provisions of the agreement, the term was for a 24-month period beginning with the acceptance of the agreement and the advisor received 1,200,000 shares of the Company's common stock in compensation for his services. At December 31, 2002, the unamortized portion of the deferred compensation related to this agreement was $1,316,250. In September 2003, the Company terminated the advisory agreement prior to its expiration. Accordingly, the Company accelerated the recognition of the unamortized portion of deferred compensation related to this agreement during 2003. There is no deferred compensation outstanding at December 31, 2003.

Note 6 - Promissory Notes

During 2003, three holders of the Company's 10% Convertible Promissory Notes exercised their conversion rights at a conversion price of $0.75 per share of common stock. The Company had originally received gross proceeds of $163,000 upon the issuance of these 10% Convertible Promissory Notes in 2002. A total of 223,929 shares of common stock were issued under these conversions including accrued interest through the date of conversion. These shares of common stock were issued as restricted shares

In January 2003, the Company issued four 10% convertible promissory notes totaling $233,000. These convertible promissory notes have due dates one year from the date of issuance but may be converted by the holders at any time prior to that date. The conversion price under the terms of these notes is $0.75 per share of common stock (beneficial conversion feature).

In March 2003, the Company issued one 10% convertible promissory notes totaling $100,000. This convertible promissory note has a due date one year from the date of issuance but may be converted by the holder at any time prior to that date. The conversion price under the terms of this note is $0.75 per share of common stock (beneficial conversion feature).

In December 2002, the Company issued two 10% convertible promissory notes in the amount of $30,000 each. These convertible promissory notes have a due date of December 20, 2003, but may be converted by the holders at any time prior to that date. The conversion price under the terms of these notes is $0.75 per share (beneficial conversion feature). In accordance with EITF Issue No.00-27," Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to these notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. As of the issue date, the beneficial conversion feature amounted to $308,000 and $60,000 for fiscal 2003 and 2002, respectively. This beneficial conversion feature is reflected in the accompanying consolidated financial statements as additional paid-in capital and interest expense.

Concurrent with the merger between Armagh and OVT, the Company agreed to assume a $50,000 loan payable to a third party. The loan bears interest at 5% and is payable on demand.

The accrued interest on the outstanding convertible promissory notes and the loan payable amounted to approximately $22,000 and $4,000, respectively at December 31, 2003.

                          SMARTVIDEO TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 - Related Party Transactions

The Company has a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8% with principal and interest payments due as follows:

o        $75,000 within 30 days of the funding of the Company; and

o Monthly principal payments of $50,000 thereafter plus accrued interest beginning 30 days after the initial payment of $75,000.

The amount due under the terms of this note payable, including accrued interest, amounted to approximately $317,000 at December 31, 2003. The Company paid approximately $40,000 and $30,000 as principal repayments and interest, respectively, during 2003.

The Company has a $150,000 note payable to a former shareholder of its subsidiary in connection with a stock repurchase, bearing interest at 5.18%. The note is secured by 2,500,000 shares of the subsidiary's common stock. The Company is in default under the terms of such note. The amount due under the terms of this note payable, including accrued interest of approximately $24,000, amounted to approximately $174,000.

The Company has an advance payable to an entity owned by the spouse of a shareholder of approximately $20,000 at December 31, 2003. The advances were made prior to 2003. The advances are payable on demand and do not bear interest.

The Company had advances from holders of preferred shares amounting to approximately $13,000 at December 31, 2003. One of the holders advanced approximately $50,000 during 2003, which was satisfied by the issuance of 55,000 shares (see Note 4 - Shareholders' Deficit). Additionally, the Company repaid approximately $13,000 to two holders of the preferred shares during 2003. The advances are payable on demand and do not bear interest.

Until October 2002, the Company was provided the use of office facilities from a related entity, owned by the spouse of one of the Company's shareholders, at no cost. In October 2002, an agreement was reached with this related entity to charge the Company rent for its share of the office facilities and common expenses. There were no expenses accrued or charged under the terms of this agreement prior to December 31, 2002. The amount paid by the Company during 2003 under this leasing arrangement amounted to approximately $71,000. The amount payable under this lease agreement amounted to approximately $40,000 at December 31, 2003. The rental expense associated with this lease is included in the general and administrative expenses in the accompanying consolidated financial statements. This lease expires on August 31, 2005. The minimum future lease payments under the term of this lease for the years ending December 31, 2004 through December 31, 2005, are as follows: 2004 - $96,000; and 2005 - $64,000.

During 2003, a related entity, owned by the spouse of one of the Company's holders of preferred shares, used the Company's products and services. Revenues generated from this arrangement during 2003 amounted to approximately $22,000, all of which was receivable at December 31, 2003 and is included in the accounts receivable from related parties in the accompanying consolidated financial statements.

During 2003, a related entity, owned by the spouse of one of the Company's holders of preferred shares, used the services of one of the Company's employees. The services amounted to approximately to $3,000 during 2003, all of which was receivable at December 31, 2003, and is included in the accounts receivable from related parties in the accompanying consolidated financial statements.

                          SMARTVIDEO TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 - Income Taxes

At December 31, 2003, the Company had an unused federal net operating loss carryforward of approximately $2.9 million for income tax purposes, which expires in 2020 and 2021. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company's outstanding shares of common stock. This net operating loss carryforward may result in future income tax benefits of approximately $1.1 million; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003, are as follows:

                                                      December 31,
                                                  -------------------------
                                                   2003              2002
                                                 ---------       -----------
   Deferred tax liabilities                     $    -          $      -
                                                 =========       ============
   Deferred tax assets

    Net operating loss carryforwards             1,126,000          328,000

    Valuation allowance for deferred tax assets (1,126,000)        (328,000)
                                                 ---------          -------
            Net deferred tax assets             $     -         $      -
                                                 =========          =======

The valuation allowance for deferred tax assets increased by $728,000 during 2003.

Note 9 - Stock Plans

As of January 1, 2003, the Company had an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. The Board of Directors retired these three plans in 2003. There are no outstanding options under such plans.

In January 2003, the Company implemented the 2002 Stock Incentive Plan.

     2002 Stock Incentive Plan

The Company adopted the 2002 Stock Incentive Plan in January 2003 to provide stock incentives to a key advisor who was instrumental in advising the Company in connection with its acquisition of OVT, Inc. This Plan allowed for the issuance of up to 1,200,000 shares of common stock. All the shares available to be issued under this plan have been issued and no further issuances are available without an amendment to the plan. The Board of Directors retired this plan in 2003.

     2004 Equity Incentive Plan

The Board of Directors of the Company adopted the 2004 Stock Incentive Plan ("2004 Plan") effective January 1, 2004, to provide incentives to attract and retain individuals performing services for the Company. The 2004 Plan allows for the issuance of up to 2,000,000 shares of common stock. The Company will submit the 2004 Plan for shareholders' approval at its next annual meeting. No options have been granted under the 2004 Plan at December 31, 2003.

                          SMARTVIDEO TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 9 - Stock Plans (continued)

The Company did not grant any options or warrants to any officer or director during 2003. With the exception of the Company's Series A preferred stock, no officer or director of the Company holds any options, warrants or other rights allowing such person to acquire additional shares of the Company's common stock.

The Company's wholly owned subsidiary had issued under its stock incentive plan approximately 1,565,500 options which are still outstanding at December 31, 2003. These options have exercise prices ranging from $0.06 to $0.50 per option. Such options were granted between October 2000 and April 2002.

Note 10 - Subsequent Events

In February and March 2004, the Company issued 67,286 shares of its common stock to certain individuals for $186,000.

The Board of Directors adopted the 2004 Equity Incentive Plan effective January 1, 2004.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective March 9, 2004, we retained Sherb & Co., LLP as our principal accountants. On March 8, 2004, Spicer Jeffries LLP ("Spicer") informed SmartVideo Technologies, Inc. (the "Company") that Spicer has resigned as independent accountants for the Company because its professional liability insurance coverage for public reporting companies was not renewed by its previous insurance carrier and Spicer has been unable to obtain new insurance coverage for public registrants. Spicer's report on the Company's financial statements for each of the two fiscal years ended December 31, 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope, or accounting principles. However, the report of Spicer for these fiscal years included an emphasis related to the uncertainty as to our ability to continue as a going concern.

For each of the Company's fiscal years ended December 31, 2001 and 2002 and the interim period through March 8, 2004, there were no disagreements with Spicer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Spicer, would have caused Spicer to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements for such years. The Company has authorized Spicer to respond fully to the inquiries, if any, of Sherb & Co., LLP, the Company's new independent accountants. The Board of Directors of the Company engaged Sherb & Co., LLP as the Company's independent accountants on March 10, 2004, to replace Spicer.

BDO Seidman, LLP ("BDO") had been the Company's independent accountants for the fiscal years ended December 31, 2000 and 2001. The Board of Directors dismissed BDO effective May 3, 2002, and replaced BDO with Spicer. BDO's report on the Company's financial statements for each of the two fiscal years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope, or accounting principles. However, the report of BDO for these fiscal years included an emphasis related to the uncertainty as to our ability to continue as a going concern.

During each of the Company's fiscal years ended December 31, 2000 and 2001 and the interim period through May 3, 2002, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreements in connection with its report on the Company's financial statements for such years.


Item 8 A. Controls and Procedures

Our chief executive officer and our chief financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for our Company and our subsidiary. Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART III


Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth information with respect to our directors, executive officers and key employees:

         Name                     Age                  Title

Richard E. Bennett, Jr.            44         President, Chief Executive Officer
                                              and a Director

Robert J. Walters                  62         Chief Technology Officer, Chairman
                                              of the Board and a Director

Marc-Andre Boisseau                39         Chief Financial Officer

Darren Breitkreuz                  33         Secretary and a Director

Richard E. Bennett, Jr. Mr. Bennett has been an officer and director of the Company since November 2002 and serves as its Chief Executive Officer and President. Mr. Bennett has been an officer and director of the Company's wholly owned subsidiary, (OVT, Inc. d/b/a/ SmartVideo) since September 2000. Prior to founding SmartVideo in September 2000, Mr. Bennett served as a consultant and advisor to early stage growth companies. Prior to January 2000, Mr. Bennett was employed by BARCO, n.v. where he served in a variety of capacities over a nine-year period, including Product Manager, Sales Executive, Quality Assurance Manager, and Customer Support Manager.

Robert J. Walters. Mr. Walters has been an officer and director of the Company since November 2002 and serves as its Chief Technology Officer and Chairman. Mr. Walters has been an officer and director of the Company's wholly owned subsidiary, (OVT, Inc. d/b/a/ SmartVideo) since September 2000. Prior to founding SmartVideo in September 2000, Mr. Walters was Vice-President and General Manager of Ensure Computing Systems, which he formed in 1985 to serve the computer and networking needs of small businesses. Ensure's videoconferencing technologies won an Inc. Magazine - Cisco Systems Technology Award in 1999.

Marc-Andre Boisseau. Mr. Boisseau serves as the Company's Chief Financial Officer since February 2004. Since 2002, he has served as an advisor to small and medium size companies on financial, tax and accounting matters. Between January 2000 and December 2001, he served as Vice-President Finance of DataCore Software, Inc., a privately held software developer. From September 1995 to December 1999, he served as Vice-President Controller of Citrix Systems, Inc. a publicly traded software developer. Mr. Boisseau is a certified public accountant licensed in Florida and New Hampshire.

Darren Breitkreuz. Mr. Breitkreuz has been a director of the Company since September 2002. From 1998 through 2000, he was an investment advisor at various financial institutions. Since 2000, Mr. Breitkreuz has concentrated the majority of his time on the development of investor relations programs for public companies.

Each director of the Company is elected at the annual meeting of stockholders and serves until his or her successor is duly elected and qualified, unless his or her office is earlier vacated in accordance with the Bylaws of the Company. The executives are appointed by the Board of Directors and serve at the discretion of the Company's directors.

None of the Company's directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company. No director or executive officer of the Company has any family relationship with any other officer or director of the Company.

Key Employee

William R. Dunavant. Mr. Dunavant serves as Vice-President New Business Development and has been a manager of the Company since October 2002. Between January 2002 and September 2002, Mr. Dunavant served as the president of Seamless Technologies, Inc. From 1999 through 2001, Mr. Dunavant was an independent business consultant developing marketing and sales strategies for his clients. During 1997 and 1998, Mr. Dunavant was the president of Summus Technologies, Inc.

Management Changes

In June 2003, Kevin McNeal resigned as our Chief Financial Officer. In February 2004, we appointed Marc-Andre Boisseau as our Chief Financial Officer.

Committees

We have an audit committee and a compensation committee. The sole member of both committees is Darren Breitkreuz.

The Company does not have an audit committee financial expert serving on the audit committee. The Company is in preliminary discussions with several individuals who would qualify as Directors, one of which would qualify as audit committee financial expert. The Company intends to add such persons to the Board of Directors and the Audit Committee at such time as the Company has adequate funds to compensate such persons for their services.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of the Company to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such forms as filed to the Company. To the Company's knowledge and based on our review of the various filings made by directors, executive officers and 10% or greater shareholders of the Company, all persons required to file reports required by Section 16(a) during 2003 filed these reports in a timely fashion except for the following:

Rene Hamouth directly and indirectly owned more than 10% of our common stock during 2003. Mr. Hamouth has not timely filed his report of initial ownership on Form 3. Mr. Hamouth has not reported timely approximately 200 transactions in our Common Sock during 2003. He may have not disclosed all 2003 reportable transactions yet. Furthermore, Mr. Hamouth has acquired and disposed of approximately 60,000 shares of common stock within six-month periods which are subject to "short-swing" trade liabilities under Section 16(b) of the Securities and Exchange Act of 1934. The Company believes that Mr. Hamouth's liability under Section 16(b) is at least $150,000. The Company intends to file a complaint against Mr. Hamouth based on his violations of Section 16(b).

Item 10.  Executive Compensation

The following table sets forth in summary form the compensation earned or received by the Company's Chief Executive Officer during the fiscal years ended December 31, 2003, 2002 and 2001. No executive officer of the Company earned or received in excess of $100,000 during the past three fiscal years.

                                     Annual Compensation                            Long Term Compensation
                        --------------------------------------------       --------------------------------------
                                                                              Re-                         All
                                                                            stric-                       Other
                                                              Other          ted                          Com-
Name and                                                      Compen-       Stock        Options          pensa-
 Principal              Fiscal       Salary      Bonus        sation       Awards        Granted          tion
 Position                Year           (1)         (2)           (3)          (4)            (5)          (6)
-----------             -----        -------     -------     ----------    ---------     ----------       --------

Richard E.               2003      $  78,125        --           --            --             --             --
 Bennett, Jr.            2002         34,154        --           --            --             --             --
President and            2001         16,970        --           --            --             --             --
Chief Executive
Officer

(1) The dollar value of base salary (cash and non-cash) received or earned.
(2)           The dollar value of bonus (cash and non-cash) received or earned.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) The shares of restricted stock issued as compensation for services.
(5) The shares of common stock to be received upon the exercise of all stock options granted during the period covered by the table.
(6) All other compensation received that the Company could not properly report in any other column of the table.

The following shows the amounts that the Company expects to pay to its officers during the twelve-month period ending December 31, 2004, and the time that the Company's executive officers plan to devote to the Company's business. The Company has employment agreements with all of its officers.

                                         Proposed          Time to be Devoted
     Name                              Compensation       To Company's Business

Richard E. Bennett, Jr.                $  80,000                 100%
Robert J. Walters                         80,000                 100
Darren Breitkreuz                           --                    10
William R. Dunavant                       80,000                 100
Marc-Andre Boisseau                       65,000                  50

The Company's Board of Directors may increase the compensation paid to the Company's officers depending upon the results of the Company's future operations.

Employment Agreements

Effective October 1, 2002, we entered into employment agreements with Richard E. Bennett, Jr., Robert J. Walters, and William R. Dunavant. Each of these agreements provide for an initial base salary of $75,000 with subsequent increases as determined by our Board of Directors. These agreements continue indefinitely unless contrary notice is given by either party.

Each of the aforementioned employment agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in employee benefits applicable to our employees and executives, as well as for the provision of an automobile allowance of up to $650 per month in any month in which the Company is profitable and other fringe benefits commensurate with their duties and responsibilities and for benefits in the event of disability. Mr. Dunavant's employment agreement also includes a restricted stock award of 1,333,333 shares of OVT, Inc. as an inducement to enter into the agreement with the Company. Pursuant to each such employment agreement, employment may be terminated by us with cause or by the executive with or without good reason. Termination by us without cause or by the executive for good reason would subject us to liability for liquidated damages in an amount equal to six months of the current salary of the terminated executive as of the date of termination.

Effective February 23, 2004, we entered into an employment agreement with Marc-Andre Boisseau. This agreement provides for an initial annualized base salary of $130,000 based on the number of days worked for the Company. The agreement provides for participation in employee benefits applicable to our employees and executives and other fringe benefits commensurate with their duties and responsibilities. The agreement also provides for the grant of up to 150,000 options under the Company's 2004 Stock Incentive Plan. The Company will grant 75,000 options to Mr. Boisseau upon shareholders' approval of the Plan and grant an additional 75,000 options three months after commencement of employment.

Long Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

The Company does not have a defined benefit or defined contribution pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

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

     Other Arrangements.

During the year ended December 31, 2003, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

See "Stock Option and Bonus Plans" below for information concerning stock options and stock bonuses granted to the Company's officers and directors.

Compensation Committee Interlocks and Insider Participation

The Company has established a compensation committee. No executive officer of the Company serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors. In addition, no interlocking relationship exists between any member of the Company's Board of Directors and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Stock Option and Bonus Plans

The Board of Directors of the Company adopted the 2004 Equity Incentive Plan ("2004 Plan") effective January 1, 2004, to provide incentives to attract and retain individuals performing services for the Company. The 2004 Plan allows for the issuance of up to 2,000,000 shares of common stock. The Company will submit the 2004 Plan for shareholders' approval at its next annual meeting. No options have been granted under the 2004 Plan.

During 2003, the Company retired its Incentive Stock Plan, the Non-Qualified Stock Option Plan, the Stock Bonus Plan and its 2002 Stock Incentive Plan. No options are outstanding under such plans.


     Other Information Regarding the 2004 Equity Incentive Plan.

The 2004 Plan is administered by the Company's Board of Directors Compensation Committee. The Compensation Committee has the authority to interpret the provisions of the Plan and supervise the administration of the Plan. In addition, the Compensation Committee is empowered to select those persons to whom shares, rights, units or options (collectively referred as "Award" or "Awards") are to be granted, to determine the number of shares subject to each Award and to determine when, and upon what conditions, Awards granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

In the discretion of the Compensation Committee, any Award granted pursuant to the 2004 Plan may include installment exercise terms such that Awards become fully exercisable in a series of cumulating portions. The Compensation Committee may also accelerate the date upon which any Award (or any part of any Award) is first exercisable. Upon termination of employment, unless otherwise determined by the Compensation Committee, and subject to restrictions as may be imposed by the Internal Revenue Code in the case of incentive stock options, any Award will be forfeited unless the employee or the Award recipient exercises his rights under such Awards before the period ending three months after such termination. Upon death or total disability of an employee or an Award recipient, and unless otherwise determined by the Compensation Committee, any Award will be forfeited unless such Award was exercisable at the time of death or total disability and if the employee or Award recipient exercises his rights within one year of such event.

Awards are generally non-transferable other than by will or the laws of descent and distribution or pursuant to a qualified domestic relations order.

The Company's Board of Directors may at any time, and from time to time, amend, terminate, or suspend one or more of the 2004 Plan in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted, unless the Award recipient consents to such changes in writing. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the participation eligibility requirements for the 2004 Plan, to the extent they require approval in order to satisfy the Internal Revenue Code requirements; make other modifications requiring stockholder approval to satisfy the Internal Revenue Code requirements, increase the total number of shares of common stock which may be issued pursuant to the 2004 Plan, except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information known to the Company with respect to the beneficial ownership of its common stock as of March 17, 2004, by
(i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding common stock, (ii) each officer and director of the Company, and (iii) all directors and officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to their shares.

                                                                     Fully Diluted
                                     Preferred Shares                 Common stock
                                   Number of     Percent       Number of Shares   Percent of
Name and Address                   Shares Owned    of               Owned            Class
----------------                                  Class
                                   ---------      -----        ----------------   -----------
Richard E. Bennett, Jr.            4,000,000       33.3 %          4,000,000(1)       19.1%
1650 Oakbrook Drive, Suite 405
Norcross, GA 30093

Robert J. Walters                  4,000,000       33.3%           4,000,000(1)       19.1%
1650 Oakbrook Drive, Suite 405
Norcross, GA 30093

William R. Dunavant                4,000,000       33.3%           4,000,000(1)       19.1%
1650 Oakbrook Drive, Suite 405
Norcross, GA 30093

Marc-Andre Boisseau                     --          --%                 --             -- %
1650 Oakbrook Drive, Suite 405
Norcross, GA 30093

Darren Breitkreuz                       --          --%                8,334           --%
1650 Oakbrook Drive, Suite 405
Norcross, GA 30093

Rene Hamouth                            --          --%              925,200(2)        4.4%
2608 Finch Hill
West Vancouver, B.C.
Canada V7S 3H1

All directors and executive
officers as a group
of all voting shares (4 persons)   8,000,000      100.0%           8,008,334          38.2%

(1) Represents shares of common stock issuable upon the conversion of the Company's Series A preferred stock. The shares of the Company's Series A preferred stock is convertible at any time into an equivalent amount of shares of the Company's common stock.

(2) Represents 925,200 shares held of record by the Hamouth Family Trust of which Mr. Hamouth is the sole trustee.

Item 12.  Certain Relationships and Related Transactions


The Company has a $325,000 note payable to an entity owned by the spouse of a holder of preferred shares, Mr. Walters, bearing interest at 8% with principal and interest payments due as follows:

o        $75,000 within 30 days of the funding of the Company; and

o Monthly principal payments of $50,000 thereafter plus accrued interest beginning 30 days after the initial payment of $75,000.

The amount due under the terms of this note payable, including accrued interest, amounted to approximately $317,000 at December 31, 2003. The Company paid $40,000 and $30,000 as principal repayments and interest, respectively, during 2003.

The Company has a $150,000 note payable to a former shareholder of its subsidiary in connection with a stock repurchase, bearing interest at 5.18%. The note is secured by 2,500,000 shares of the subsidiary's common stock. The Company is in default under the terms of such note. The amount due under the terms of this note payable, including accrued interest of approximately $24,000, amounted to approximately $174,000.

The Company has an advance payable to an entity owned by the spouse of Mr. Walters, a holder of preferred shares, of approximately $20,000 at December 31, 2003. The advances were made prior to 2003. The advances are payable on demand and do not bear interest.

The Company had advances from Mr. Bennett Mr. Dunavant, and Mr. Walters, holders of preferred shares, amounting to approximately $13,000 at December 31, 2003. Mr. Dunavant advanced approximately $50,000 during 2003, which was satisfied by the issuance of 55,000 shares to certain individuals unrelated to the Company. Additionally, the Company repaid approximately $13,000 to two holders of the preferred shares during 2003. The advances are payable on demand and do not bear interest.

Until October 2002, the Company was provided the use of office facilities from a related entity, owned by the spouse of Mr. Walters, at no cost. In October 2002, an agreement was reached with this related entity to charge the Company rent for its share of the office facilities and common expenses. There were no expenses accrued or charged under the terms of this agreement prior to December 31, 2002. The amount paid by the Company during 2003 under this leasing arrangement amounted to approximately $71,000. The amount payable under this lease agreement amounted to approximately $40,000 at December 31, 2003. The rental expense associated with this lease is included in the general and administrative expenses in the accompanying consolidated financial statements. This lease expires on August 31, 2005. The minimum future lease payments under the term of this lease for the years ending December 31, 2004 through December 31, 2005 are as follows: 2004 - $96,000; and 2005 - $64,000.

During 2003, a related entity, owned by the spouse of Mr. Walters, used the Company's products and services. Revenues generated from this arrangement during 2003 amounted to approximately $22,000, all of which was receivable at December 31, 2003.

During 2003, a related entity, owned by the spouse of Mr. Walters, used the services of one of the Company's employees. The services amounted to approximately to $3,000 during 2003, all of which was receivable at December 31, 2003.

Item 13.  Exhibits and Reports on Form 8-K

Exhibits:

Exhibit
Number           Description                                          Reference

2.1      Agreement relating to the Acquisition of OVT, Inc.,
         d/b/a SmartVideo Technologies, Inc. (as amended)                (3)
3.1      Certificate of Incorporation                                    (1)
3.2      Bylaws of SmartVideo Technologies, Inc.                         (5)
4.1      Incentive Stock Option Plan                                     (2)
4.2      Non-Qualified Stock Option Plan                                 (2)
4.3      Stock Bonus Plan                                                (2)
10.1     Employment Agreement between Richard E. Bennett,
         Jr. and OVT, Inc.                                               (4)
10.2     Employment Agreement between Robert J. Walters and OVT, Inc.    (4)
10.3     Employment Agreement between William R. Dunavant and OVT, Inc.  (4)
10.4     Employment Agreement between Marc-Andre Boisseau and SmartVideo
         Technologies                                                    (5)
10.5     2004 Stock Incentive Plan                                       (5)
10.6     Promissory Note to ProNetworkTV, Inc.                           (5)
10.7     Form of Registration Rights Agreement between
         SmartVideo Technologies, Inc. and each of William Bandy,
         Thomas Bivens, Jerry W. Bratton, Christopher V. Devone,
         Andy Gold, J. Mark Leho, Mark Hestrin, Mitchell Metzman,
         Mark E. Scutz, Richard J. Seifert Trust, Rita M. Seifert
         Trust, and James Stebbins                                       (5)
14       Code of Ethics for the Chief Executive Officer and Chief
         Financial Officer                                               (5)
21       Subsidiary of the Registrant                                    (5)
31.1     Certification by the Chief Executive Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                   (5)
31.2     Certification by the Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                   (5)
32.1     Certification by the Chief Executive Officer pursuant to
         18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley
         Act of 2002                                                     (5)
32.2     Certification by the Chief Financial Officer pursuant to
         18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley
         Act of 2002                                                     (5)

(1)  Incorporated by reference to the Company's Form 8-K filed on January 2,
     2001
(2) Incorporated by reference to the same exhibit filed with the Company's Registration Statement on Form S-8 (Commission File No. 333-90826)
(3) Incorporated by reference to the Company's Form 8-K, as amended, filed on December 13, 2002
(4) Incorporate by reference to the same exhibit filed with the Company's Form 10-K, filed on May 15, 2003
(5)  Filed Herewith

Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended December 31, 2003:

None

Item 14.  Principal Accountant Fees and Services

During 2003 and 2002, the Company incurred the following fees for professional services rendered by the principal accountant:

                                                        2003       2002
                                                        -------    ------
Fees for audit services                                 $14,197     (1)
Fees for audit-related services                            -        (1)
Tax fees                                                  2,500     (1)
All other fees                                             -        (1)

(1) During 2002, the registrant may have incurred audit, audit-related fees, tax fees, and other fees with BDO Seidman prior to the merger with the acquiror, OVT, Inc. d/b/a SmartVideo during 2002. Such fees were undisclosed to the persons who acquired control of the Company in connection with the Stock Exchange Agreement of November 2002. Accordingly, the Company is unable to disclose such amounts

The Audit Committee pre-approves all audit and non-audit services to be performed by the Company's independent auditors.

                                   SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2004.

                                            SMARTVIDEO TECHNOLOGIES, INC.


                                     By /s/ Richard E. Bennett, Jr.
                                            -----------------------------------
                                            Richard E. Bennett, Jr.,
                                            President & Chief Executive Officer


                                     By /s/ Marc-Andre Boisseau
                                            -------------------------------
                                            Marc-Andre Boisseau
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                           Title                     Date

   /s/  Richard E. Bennett, Jr.
        ----------------------
        Richard E. Bennett, Jr.          Director               March 30, 2004

   /s/  Robert J. Walters
        -----------------
        Robert J. Walters                Director               March 30, 2004

   /s/  Darren Breitkreuz
        -----------------
        Darren Breitkreuz                Director               March 30, 2004

                                INDEX TO EXHIBITS


Exhibit No.        Description                                       Page
-----------        --------------------------------------            -----

  3.2              Bylaws of SmartVideo Technologies, Inc.            57
 10.4              Employment Agreement between Marc-Andre
                   Boisseau and SmartVideo Technologies, Inc.         67
 10.5              2004 Stock Incentive Plan                          69
 10.6              Promissory Note to ProNetworkTV, Inc.              79
 10.7 Form of Registration Rights Agreement between SmartVideo Technologies, Inc. and each of
                   William Bandy, Thomas Bivens, Jerry W. Bratton, Christopher V. Devone, Andy Gold, J. Mark Leho,
                   Mark Hestrin, Mitchell Metzman, Mark E. Schutz, Richard J. Seifert Trust, Rita M. Seifert Trust,
                   and James Stebbins                                 80
 14                Code of Ethics for the Chief Executive Officer
                   and Chief Financial Officer                        87
 21               Subsidiary of the Registrant                        88
 31.1             Certification by the Chief Executive Officer
                  pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002                                         89
 31.2             Certification by the Chief Financial Officer
                  pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002                                         90
 32.1             Certification by the Chief Executive Officer
                  pursuant to 18 U.S.C. Section 1350, Section 906
                  of the Sarbanes-Oxley Act of 2002                   91
 32.2             Certification by the Chief Financial Officer
                  pursuant to 18 U.S.C. Section 1350, Section 906
                  of the Sarbanes-Oxley Act of 2002                   92