Form 10QSB
period 2004-03-31
SMART VIDEO TECHNOLOGIES INC
filed 2004-05-24
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26809

SMARTVIDEO TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	91-1962104
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1650 Oakbrook Drive, Suite 405, Norcross Georgia	30093
(Address of principal executive offices)	(Zip Code)

(770) 729-8777
Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Transitional Small Business Disclosure Format: Yes ☐ No ☒
The total number of shares of the issuer’s common stock, $.001 par value, outstanding on May 17, 2004 was 22,094,646.

SMARTVIDEO TECHNOLOGIES INC.
Index to Form 10-QSB

PART I – FINANCIAL INFORMATION

2

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “intend,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertai nty are related to our current business situation and include, but are not limited to our lack of revenues, our history of operating losses, our need for additional financing, the uncertainty about our ability to continue as a going concern and dependence on our current management team. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the United States Securities and Exchange Commission.

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

SMARTVIDEO TECHNOLOGIES, INC.
Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$14,387	$297,998
Accounts receivable	49,330	30,321
Accounts receivable from related parties	23,800	25,260

Total current assets	87,517	353,579

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $37,601 and $24,664, respectively	104,250	88,730

OTHER ASSETS	10,000	10,000

TOTAL ASSETS	$201,767	$452,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$728,366	$508,849
Convertible promissory notes and accrued interest	35,974	251,699
Due to related parties	12,575	12,575
Note payable and accrued interest	176,178	173,901
Note payable to related party and accrued interest	360,085	317,442
Loan payable to related party and accrued interest	54,910	54,229

Total current liabilities	1,368,088	1,318,695

Total liabilities	1,368,088	1,318,695

SHAREHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares authorized, 0 and 12,000,000 issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	-	12,000
Common stock, $.001 par value, 50,000,000 shares authorized, 21,264,101 and 8,912,991 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	21,264	8,913
Additional paid in capital	5,014,120	4,533,253
Accumulated deficit	(6,201,705)	(5,420,552)

Total shareholders’ deficit	(1,166,321)	(836,386)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$201,767	$452,309

The accompanying notes are an integral part of these statements.
4

SMARTVIDEO TECHNOLOGIES, INC.
Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2004	2003
REVENUES
Revenue	$31,696	$13,885
Revenue – related party	11,135	5,952

Total revenue	42,831	19,837

EXPENSES
Compensation and benefits	232,518	123,318
Data center	85,034	23,856
Selling, general and administrative	419,805	200,968
Amortization of deferred compensation	-	175,500
Depreciation & amortization	12,937	1,366

Total operating expenses	750,294	525,008

Loss from operations	(707,463)	(505,171)

OTHER EXPENSES
Interest expense	(73,690)	(326,729)

NET LOSS	$(781,153)	$(831,900)

LOSS PER SHARE
Basic and diluted net loss per share	$(0.08)	$(0.12)

Weighted average common shares used to compute basic and diluted net loss per share	10,084,446	6,949,396

The accompanying notes are an integral part of these statements.
5

SMARTVIDEO TECHNOLOGIES, INC.
Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(781,153)	$(831,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature of convertible debt	-	308,000
Depreciation	12,937	1,366
Increase in accounts receivable	(17,550)	(19,837)
Amortization of deferred compensation	-	175,500
Increase in accrued interest on notes payable	70,094	17,912
Increase in accounts payable and accrued expenses	219,518	106,912

Net cash used in operating activities	(496,154)	(242,047)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(28,457)	(18,731)

Net cash used in investing activities	(28,457)	(18,731)

CASH FLOWS FROM FINANCING ACTIVITES
Issuance of common stock	261,000	-
Payments to related parties	(20,000)	(25,000)
Issuance of convertible promissory notes	-	333,000

Net cash provided by financing activities	241,000	308,000

NET INCREASE (DECREASE) IN CASH	(283,611)	47,222

CASH, beginning of period	297,998	5,742

CASH, end of period	$14,387	$52,964

The accompanying notes are an integral part of these statements.
6

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

SmartVideo Technologies, Inc. and subsidiary (SmartVideo or the Company) is a leading provider of turnkey digital media solutions and the technology that enables the management of live or on-demand high quality video presentations delivered to Windows Media enabled devices via the Internet and other digital networks including cellular or wireless connections. SmartVideo has developed and markets products and services enabling audio, video, and other multimedia content to be viewed through both broadband and narrowband (dial-up and cellular) Internet connections.

Inherent in SmartVideo’s business are various risks and uncertainties, including its limited operating history and the limited history of delivering audio, video, and other multimedia services through the Internet and other digital networks. The Company’s success will depend on the acceptance of its technologies and services by the market place and the ability to generate revenue from the use of its technologies and services.

Financial Statement Presentation

The accompanying interim consolidated financial statements have been prepared by SmartVideo, without audit, in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission.

These interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in the consolidation. These financial statements reflect all adjustments, consisting only of normal and recurring, in the opinion of management, that are necessary for a fair presentation of the periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for any subsequent quarter or for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes to financial statements. Actual results could differ from those estimates. Certain amounts in prior periods have been reclassified to conform to the current presentation.

In connection with the engagement of a new accounting firm and the review of the Company’s financial statements, the Company determined that it was preferable to present the value of compensation paid to an outside advisor as deferred compensation instead of as a prepaid expense as originally recorded. This reclassification has no impact on the statements of operations for the quarterly periods ended March 31, 2004 and 2003 and does not affect the balance sheet as of March 31, 2004.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - Summary of Significant Accounting Policies – (Continued)

Financial Statement Presentation (continued)

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of March 31, 2004, it had an accumulated deficit of approximately $6.2 million and a working capital deficit of approximately $1,280,000. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations.

The Company has only recently started to market its various products. The Company has generated only minimal revenues from operations since its inception and has no assurance of any significant future revenues. The Company will require substantial additional financing for continuing research and development of its products and for the commercialization of its products and it is evaluating its options for additional financings. There can be no assurances that the Company’s operations will be profitable or that it will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to the Company.

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

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - Summary of Significant Accounting Policies – (Continued)

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

Recent Accounting Pronouncements

 In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FI N 46 apply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The adoption of this Interpretation did not impact the Company’s consolidated financial statements.

In March 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, the Company does not currently believe adoption will have a material impact on its results of operations or financial position.

NOTE 2  - Convertible Promissory Notes

In February and March 2004, two holders of our 10% Convertible Promissory Notes exercised their conversion rights and converted them into common stock. Please see Note 3 – Shareholders’ Deficit for a description of these conversions.

NOTE 3 - Shareholders’ Deficit

In November 2002, we acquired all of the issued and outstanding equity securities of OVT, Inc., d/b/a SmartVideo, in exchange for 12,000,000 shares of our Series A preferred stock plus 916,666 shares of our common stock. Each Series A preferred share may be converted into one share of our common stock at any time after November 26, 2003. Each Series A preferred share is entitled to one vote on any matter for which our shareholders may vote generally. The agreement relating to the acquisition of SmartVideo provides, among other things, that if OVT fails to attain pre-tax earnings for the fiscal year of OVT ended September 30, 2003, of $220,000, 3,000,000 of the Series A preferred shares will be forfeited by the holders of the Series A preferred shares. Additionally, the agreement provided that the Armagh Group, Inc. was to fund additional working capital needs by infusing $500,000 wi thin 15 days of closing and

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – Shareholders’ Deficit (continued)

within 30 days of closing it was to commence a private placement of not less than $1,500,000. The holders of the Series A preferred shares and the independent director of the Company are in discussion regarding the forfeiture of the 3,000,000 Series A Preferred Shares and the issuance of the 916,666 shares of common stock.

In February 2004, a holder of our 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $1.00 per share of common stock. We had originally received gross proceeds of $100,000 upon the issuance of this 10% Convertible Promissory Note. A total of 109,830 restricted shares of common stock were issued under this conversion including accrued interest of $9,830 through the date of conversion.

In March 2004, a holder of our 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $0.75 per share of common stock. We had originally received gross proceeds of $100,000 upon the issuance of this 10% Convertible Promissory Note. A total of 147,184 restricted shares of common stock were issued under this conversion including accrued interest of $10,388 through the date of conversion.

During January, February, and March 2004, we completed a group of private financing transactions. We received $261,000 of gross proceeds from these transactions. In these transactions, we sold 94,096 shares of common stock at purchase prices ranging between $1.00 and $3.50 per share. These securities have been issued as restricted shares to seven accredited investors in a private placement exempt from registration.

In March 2004, the holders of the 12,000,000 shares of convertible preferred stock provided notification to us for the conversion of their shares into common stock. Under the terms of the convertible preferred stock, the shareholders were issued a total of 12,000,000 shares of common stock. These shares of common stock were issued as restricted shares exempt from registration.

NOTE 4  - Related Party Transactions

The Company has a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8%. Under the terms of the note payable, $75,000 is due and payable within 30 days of the funding of the Company followed by monthly principal payments of $50,000 per month thereafter plus accrued interest beginning 30 days after the initial payment. The Company also has an advance payable due to this same entity of approximately $20,000. This advance is payable on demand and does not bear any interest. The total amounts due under these arrangements, including accrued interest totaled $360,085 at March 31, 2004.

The Company has a $150,000 note payable to a former shareholder of its subsidiary in connection with a stock repurchase, bearing interest at 5.18%. The Company is in default under the terms of such note. The note is secured by 2,500,000 shares of the subsidiary’s common stock. The amount due under the terms of this note payable, including accrued interest of approximately $26,000, amounted to approximately $176,000.

The Company has a loan payable in the amount of $50,000 due to a shareholder. This loan bears interest at 5% and is payable on demand.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - Litigation

On or about April 6, 2004, Mr. Rene Hamouth, a former advisor to the Company, filed a writ of summons in the Supreme Court of British Columbia against the Company, Richard E. Bennett and the Company’s securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbrokers, First Associates Investments, Inc. The Company and the other defendants have made an appearance in the court through their respective legal counsel. If and when Mr. Hamouth files a Statement of Claim with the court, the Company and the other defendants will vigorously defend any claims made by Mr. Hamouth.

On or about April 22, 2004, the Company filed a complaint with the United States District Court, North District of Georgia against Mr. Rene Hamouth, a former advisor to the Company, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of the Company’s common stock since approximately January 1, 2003. The Company is seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which the Company may be entitled. Mr. Hamouth has been served with the complaint but, to date, has not filed an answer or any other pleading with the court.

NOTE 6 - Subsequent Events

From April 1, 2004 through May 17, 2004, the Company completed a series of private financing transactions. From these transactions, the Company received $847,500 in gross proceeds. In these transactions, SmartVideo sold 785,000 shares of common stock at purchase prices ranging from $1.00 and $2.00 per share. These securities have been issued as restricted shares to twelve accredited investors in a private placement.

In April 2004, a holder of our 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $0.75 per share of common stock. We had originally received gross proceeds of $30,000 upon the issuance of this 10% Convertible Promissory Note. A total of 45,545 restricted shares of common stock were issued under this conversion including accrued interest of $4,159 through the date of conversion.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The discussion in this report contains forward-looking statements that involve risks and uncertainties. SmartVideo’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below. You should also carefully review the risk factors set forth in other reports or documents that SmartVideo files from time to time with the United States Securities and Exchange Commission, particularly our Annual Reports on Form 10-KSB, other Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included in this report.

Overview

SmartVideo Technologies, Inc. is a provider of turnkey digital media solutions and the technology that enables the management of live or on-demand high quality video presentations delivered to Windows Media enabled devices via the Internet and other digital networks including cellular or wireless connections. SmartVideo has developed and markets products and services enabling audio, video, and other multimedia content to be viewed through both broadband and narrowband (dial-up and cellular) Internet connections.

We deliver high-quality digital media solutions to the narrowband market space. In April 2004, we showcased our cellular solutions at the National Association of Broadcasters (NAB) trade show in Las Vegas and demonstrated our unique ability to deliver high-quality video to mobile phones at an average frame rate of 15 fps (frames per second). We intend to deliver digital media solutions to cellular devices to acquire a large base of consumers, network operators and content owners who will use our services to deliver both free and paid content to cellular users around the world. Our strategy is to grow and leverage our technological advantage to drive the creation of a market for premium digital video content to today’s cellular customers. Our cellular solutions are available using today’s 2.5G cellular data networks or the new 3G data networks as they are implemented. Whil e we do not intend to abandon the business we have developed of delivering digital media and multimedia content and presentations to the corporate, educational and governmental sectors, we believe that the move into the entertainment and broad-based communications arena represents an exceptional opportunity for the Company and our shareholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Our critical accounting policies and estimates are focused primarily on revenue recognition.

      Revenue Recognition.

The accounting related to revenue recognition in the digital media and multimedia broadcast industry is complex and affected by interpretations of the rules and an understanding of various industry practices, both of which are dynamic in nature and subject to change. As a result, revenue recognition accounting rules require us to make significant judgments.

We typically provide the services to our customers under volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain arrangements, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. From time to time, we will lease hardware to our customers enabling them to facilitate a live broadcast. In certain situations, we may sell hardware to our resellers under the terms of our agreements with them.

Revenue is recognized as earned upon the delivery of our service to our customers. This is typically when a digital media or multimedia broadcast is viewed or in the case of hardware, when it is delivered.

Plan of Operation

SmartVideo was conceived and developed through the vision of our founders. In 2000, they recognized a vast unmet need for the delivery of high-quality digital media and multimedia presentations (including video) to the narrowband or dial-up class of user. A narrowband or dial-up class of user is considered to be anyone who has consistently less than 56Kbps of available bandwidth. (This category also includes Internet users that are connected via oversubscribed broadband services.) At the present time, we estimate that this “class of user” represents over 75% of all Internet users.

Not believing the hype that broadband ubiquity was “just around the corner” as the media would have lead us to believe, several products and services where designed and developed that were specifically tailored to serve the needs of the narrowband user. Our early developments were webcasting and messaging products designed to meet the burgeoning needs of business communications in a simple, yet cost-effective manner.

Through the ongoing development of our products and services targeted to the narrowband marketspace, our expertise at serving this class of customer also grew. During this time, our vision expanded and our focus concentrated on yet, one more unmet need… the delivery of high-quality digital media and multimedia content to the cellular user.

Our global community is more mobile today than at any other time in recorded history. Today, corporations send their people around the globe in search of new customers and new opportunities. Many families are not only two income families, but they also spend many hours each week catering to the extracurricular needs of their children. Our need for timely, relevant information and entertainment on our terms and at our convenience has never been greater.

The National Association of Broadcasters (NAB) Trade Show in April 2004 is the world’s largest annual gathering of electronic and digital media professionals with attendees from over 130 countries. During the NAB, we showcased our cellular solutions and demonstrated our unique ability to deliver high-quality video to mobile phones at an average frame rate of 15 fps (frames per second) to content owners, providers, and distributors from around the world.

At the NAB, we also received the formal notification of our acceptance into Microsoft Corp.’s Windows Media® 9 Series Certified Hosting Provider Program. Upon our acceptance into this program, we joined an elite group of only 12 companies worldwide who have achieved this status and designation. More importantly, we are the only provider among this elite group that has the ability to deliver high-quality digital media and multimedia presentations to cellular devices.

We deliver high-quality digital media solutions to the narrowband market space. We intend to deliver digital media solutions to cellular devices to acquire a large base of consumers, network operators and content owners who will use our services to deliver both free and paid content to cellular users around the world. Our strategy is to grow and leverage our technological advantage to drive the creation of a new market for premium digital video content focused on the needs and desired of today’s cellular customers. Our cellular solutions are available today and work on today’s existing 2.5G cellular data networks or on the new 3G data networks as they are implemented.

As a key component of our overall strategy, we have formed a Board of Advisors to assist and advise us in seeking out and procuring content from various entertainment groups, content aggregators and distributors. Our charter members to this Board of Advisors are an accomplished group of entertainment industry leaders. Through our association with the members of our Board of Advisors and key contacts made through our participation at NAB, we are in discussion with several well-known media sources to utilize our services in the distribution of their content across today’s cellular data networks. There can be no assurance that our discussions will result in arrangements that will be profitable to us.

This concentration on the delivery of digital media and multimedia content to cellular devices represents an expansion of scope of our original model that had been focused primarily on the B2B market to include a separate category that is focused on the entertainment industry. While we do not intend to abandon the business we have developed of delivering digital media and multimedia content and presentations to the corporate, educational and governmental sectors, we believe that the move into the entertainment and broad-based communications arena represents an exceptional opportunity for the Company and our shareholders.

In order to properly execute under our strategy, we believe that we will need to raise $8-12 million over the next 12-18 months. If we are successful in our capital raising efforts, we expect to begin by expanding the capacity of our existing data center and then, building out additional data centers. This increase in capacity will allow us to deliver our services to larger and larger audiences. Once we raise a sufficient amount of capital and our net equity reaches certain minimum requirements, we also intend to apply for the listing of our stock on the Nasdaq Small Cap Market or the American Stock Exchange (AMEX).

Other uses for the additional funds received as a result of our capital raising efforts are expected to include investment in the further development of our core technologies and the hiring of additional personnel in the areas of sales & marketing, product development, customer service, order fulfillment, technical support and quality of service monitoring.

Results of Operations

Quarterly Period Ended March 31, 2004 compared to 2003

Revenues

Revenues consist typically of license fees from volume-based usage arrangements of our digital media and multimedia broadcast products and services, and under certain circumstances, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. From time to time, we will lease hardware to our customers enabling them to facilitate a live broadcast. In certain situations, we may sell hardware to our resellers under the terms of our agreements with them. The increase in revenues for the quarterly period ended March 31, 2004 of approximately $23,000 when compared to the same period in 2003 is primarily due to increased minutes viewed of digital media and multimedia broadcasts.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $109,000 for the quarterly period ended March 31, 2004 as compared to the same period in 2003. Over the course of the last 6 months, we have begun to fill key positions that will enable us to leverage our future prospects and growth.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $61,000 for the quarterly period ended March 31, 2004 when compared to 2003 is primarily due to moving the hosting of our services from our facility to a third-party data center. For the quarterly period ended March 31, 2003, we were not using any third-party hosting facility and our services were entirely self-hosted.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of professional fees, travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities and other general and administrative expenses. The increase in general and administrative expenses in 2004 of approximately $219,000 when compared to 2003 is primarily due to consulting and professional fees, including legal fees, incurred in connection with matters related to being a publicly-traded company, higher travel expenses associated with increased marketing efforts of our products and services as well as higher rental expenses for our corporate facilities which were provided at no cost prior to 2003.

Amortization of Deferred Compensation

Amortization of deferred compensation consist of expenses associated with the issuance of shares to a former advisor prior to our November 2002 merger for services to be provided to us over a 24 month term ending in November 2004. We terminated this agreement in September 2003. For the quarterly period ended March 31, 2003, the entire amount of deferred compensation of $175,500 is from the amortization of these costs.

Interest Expense

Interest expense for the quarterly period ended March 31, 2004 consists of interest expense associated with various outstanding notes payable and represents an approximately $253,000 decrease in interest expense when compared to the same period in 2003. During the quarterly period ended March 31, 2003, we issued convertible promissory notes which resulted in our recognition of a beneficial conversion feature of $308,000 related to their issuance that was recognized as additional interest expense. No such issuances of convertible promissory notes occurred during the quarterly period ended March 31, 2004.

Liquidity and Capital Resources

To date, we have generated only minimal revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placements and loans from shareholders and other related entities.

It is anticipated that we will need to raise at least $2,500,000 over the course of the next twelve months to fund our current level of operations. There can be no assurance, however, that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

Going Concern

We have incurred recurring losses and negative cash flows since inception. As of March 31, 2004, we had an accumulated deficit of approximately $6.2 million and a working capital deficit of approximately $1,280,000. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund our operations.

We have only recently started to market our various products. We have generated only minimal revenues from operations since our inception and have no assurance of any significant future revenues. We will require substantial additional financing for continuing research and development of our products and for the commercialization of our products and we are evaluating our options for additional financings. There can be no assurances that our operations will be profitable or that we will be able to obtain sufficient additional financings when they are needed, or that such financings will be obtainable on terms satisfactory to us.

Subsequent Events

From April 1, 2004 through May 17, 2004, the Company completed a series of private financing transactions. From these transactions, the Company received $847,500 in gross proceeds. In these transactions, SmartVideo sold 785,000 restricted shares of common stock at purchase prices ranging from $1.00 and $2.00 per share. The closing price of our common stock during this period, as reported on the OTC Bulletin Board, ranged from $3.15 to $7.60. These securities have been issued to twelve accredited investors in a private placement.

In April 2004, a holder of our 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $0.75 per share of common stock. We had originally received gross proceeds of $30,000 upon the issuance of this 10% Convertible Promissory Note. A total of 45,545 restricted shares of common stock were issued under this conversion including accrued interest through the date of conversion.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 a pply immediately to variable interest entities created after January 31, 2003. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The adoption of this Interpretation did not impact our consolidated financial statements.

In March 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. Although we will continue to evaluate the application of EITF 03-1, we does not currently believe adoption will have a material impact on our results of operations or financial position.

Item 3. Controls and Procedures

Our chief executive officer and chief financial officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiary. Such officer has concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer has also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On or about April 6, 2004, Mr. Rene Hamouth filed a writ of summons in the Supreme Court of British Columbia (Case No. SO41955) against the Company, Richard E. Bennett and the Company’s securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbrokers, First Associates Investments, Inc. The Company and the other defendants have made an appearance in the court through their respective legal counsel. If and when Mr. Hamouth files a Statement of Claim with the court, the Company and the other defendants will vigorously defend any claims made by Mr. Hamouth.

On or about April 22, 2004, the Company filed a complaint with the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Mr. Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of the Company’s common stock since approximately January 1, 2003. The Company is seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which the Company may be entitled. Mr. Hamouth has been served with the complaint but, to date, has not filed an answer or any other pleading with the court.

Item 2. Changes in Securities and Use of Proceeds

In February 2004, a holder of our 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $1.00 per share of common stock. We had originally received gross proceeds of $100,000 upon the issuance of this 10% Convertible Promissory Note. A total of 109,830 shares of common stock were issued under this conversion including accrued interest through the date of conversion. The transaction and the shares of common stock were exempt from registration pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act of 1933.

In March 2004, a holder of our 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $0.75 per share of common stock. We had originally received gross proceeds of $100,000 upon the issuance of this 10% Convertible Promissory Note. A total of 147,184 shares of common stock were issued under this conversion including accrued interest through the date of conversion. The transaction and the shares of common stock were exempt from registration pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act of 1933.

During January, February, and March 2004, we completed a group of private financing transactions. We received $261,000 of gross proceeds from these transactions. In these transactions, we sold 94,096 shares of common stock at purchase prices ranging between $1.00 and $3.50 per share. These securities have been issued to seven accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided in Section 4(2) and Regulation D promulgated thereunder.

In March 2004, the holders of the 12,000,000 shares of convertible preferred stock provided notification to us for the conversion of their shares into common stock. Under the terms of the convertible preferred stock, the shareholders were issued a total of 12,000,000 shares of common stock. These shares of common stock were issued as restricted shares exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

b.There were three reports on Form 8-K filed during the quarter ended March 31, 2004. incorporated by reference to the Current Report on Form 8-K dated July 15, 2002 (File No. 000-25022).

On March 11, 2004, we filed with the United States Securities and Exchange Commission (SEC) a report on Form 8-K dated March 8, 2004, providing the notification of a change in our certifying accountant.

On March 30, 2004, we filed with the United States Securities and Exchange Commission (SEC) a report on Form 8-K dated March 30, 2004, containing our March 30, 2004 press release related to our announcement that we will be amending and restating our annual financial statements for the year ended December 31, 2002 and the financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

On March 31, 2004, we filed with the United States Securities and Exchange Commission (SEC) a report on Form 8-K dated March 31, 2004, containing our March 31, 2004 press release related to our announcement of our financial results for the year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC.

By:	/s/ Richard E. Bennett, Jr.	May 24, 2004
	Richard E. Bennett, Jr. President, Chief Executive Officer & Director (Chief Executive Officer) (Chief Financial Officer and Principal Accounting Officer)	Date

