Form 10QSB
period 2004-06-30
SMART VIDEO TECHNOLOGIES INC
filed 2004-08-18
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
The total number of shares of the issuer’s common stock, $.001 par value, outstanding on August 12, 2004 was 22,167,646.

SMARTVIDEO TECHNOLOGIES INC.
Index to Form 10-QSB

PART I – FINANCIAL INFORMATION

2

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words “budgeted,” “anticipate,” “project,” “estimate,” “intend,” “expect,” “may,” “believe,” “potential” and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainty are related to our current business situation and include, but are not limited to, our lack of revenues, our history of operating losses, our need for additional financing, the uncertainty about our ability to continue as a going concern and dependence on our current management team. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the United States Securities and Exchange Commission.

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

SMARTVIDEO TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003

ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$5,245	$297,998
Accounts receivable	17,656	30,321
Accounts receivable from related parties	40,932	25,260
Total current assets	63,833	353,579

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $48,987 and $24,664, respectively	101,011	88,730

OTHER ASSETS	10,000	10,000

TOTAL ASSETS	$174,844	$452,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$872,753	$508,849
Convertible promissory notes and accrued interest	-	251,699
Due to related parties	12,575	12,575
Note payable and accrued interest	178,484	173,901
Note payable to related party and accrued interest	367,984	317,442
Loan payable to related party and accrued interest	55,599	54,229

Total current liabilities	1,487,395	1,318,695

SHAREHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares authorized, 0 and 12,000,000 issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	-	12,000
Common stock, $.001 par value, 50,000,000 shares authorized, 22,032,646 and 8,912,991 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	22,033	8,913
Additional paid in capital	5,833,010	4,533,253
Accumulated deficit	(7,167,594)	(5,420,552)

Total shareholders’ deficit	(1,312,551)	(866,386)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$174,844	$452,309

The accompanying notes are an integral part of these statements.
4

SMARTVIDEO TECHNOLOGIES, INC.

Unaudited Consolidated Statements of Operations

	For the Quarterly Period		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

REVENUE
Revenue	$10,637	$1,500	$43,842	$15,385
Revenue – related party	9,066	8,909	18,692	14,861

Total revenue	19,703	10,409	62,534	30,246

EXPENSES
Compensation and benefits	285,868	36,136	518,386	159,454
Data center	86,415	69,958	171,449	88,059
Selling, general and administrative	590,757	290,183	1,010,562	496,906
Amortization of deferred compensation	-	175,500	-	351,000
Depreciation & amortization	11,386	2,900	24,323	4,266

Total operating expenses	974,426	574,677	1,724,720	1,099,685

Loss from operations	(954,723)	(564,268)	(1,662,186)	(1,069,439)

OTHER EXPENSES
Interest expense	(11,166)	(18,509)	(84,856)	(345,238)

NET LOSS	$(965,889)	$(582,777)	$(1,747,042)	$(1,414,677)

LOSS PER SHARE
Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.11)	$(0.20)

Weighted average common shares used to compute basic and diluted net loss per share	21,785,331	7,127,391	15,935,461	7,038,886

The accompanying notes are an integral part of these statements.
5

SMARTVIDEO TECHNOLOGIES, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(1,747,042)	$(1,414,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature of convertible debt	-	308,000
Depreciation	24,323	4,266
Amortization of deferred compensation	-	351,000
Increase (decrease) in cash resulting from changes in:
Increase in accounts receivable	(3,008)	(28,746)
Increase in accrued interest on notes payable	79,173	34,220
Increase in accounts payable and accrued expenses	363,905	368,029

Net cash used in operating activities	(1,282,649)	(377,908)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(36,604)	(29,804)

Net cash used in investing activities	(36,604)	(29,804)

CASH FLOWS FROM FINANCING ACTIVITES
Issuance of common stock	1,046,500	120,000
Payments to related parties	(20,000)	(27,425)
Issuance of convertible promissory notes	-	333,000

Net cash provided by financing activities	1,026,500	425,575

NET INCREASE (DECREASE) IN CASH	(292,753)	17,863

CASH, beginning of period	297,998	5,742

CASH, end of period	$5,245	$23,605

The accompanying notes are an integral part of these statements.
6

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

SmartVideo Technologies, Inc. and subsidiary (SmartVideo or the Company) is a provider of turnkey digital media solutions and the technology that enables the management of live or on-demand high quality video presentations delivered to media enabled devices via the Internet and other digital networks including cellular or wireless connections. SmartVideo has developed and markets products and services enabling audio, video, and other multimedia content to be viewed through both broadband and narrowband (dial-up and cellular) Internet connections.

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

In connection with the engagement of a new accounting firm and the review of the Company’s financial statements, the Company determined that it was preferable to present the value of compensation paid to an outside advisor as deferred compensation instead of as a prepaid expense as originally recorded. This reclassification has no impact on the statements of operations for the quarterly periods ended June 30, 2004 and 2003 and does not affect the balance sheet as of June 30, 2004.

SMARTVIDEO TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -Summary of Significant Accounting Policies – (Continued)

Financial Statement Presentation (continued)

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of June 30, 2004, it had an accumulated deficit of approximately $7.2 million and a working capital deficit of approximately $1.4 million. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations.

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

In June 2004, the Emerging Issues Task Force reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14). EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means, how the equity method should be applied to investments other than common stock, and for securities with a readily determinable fair market value, how the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), interact. The consensus in this EITF is effective for reporting periods beginning after September 15, 2004. The Company does not expect EITF 02-14 to have an impact on its consolidated financial statements.

NOTE 2 - Convertible Promissory Notes

In February, March, and April 2004, three holders of our 10% Convertible Promissory Notes exercised their conversion rights and converted them into common stock. Please see Note 3 – Shareholders’ Deficit for a description of these conversions.

NOTE 3 - Shareholders’ Deficit

In November 2002, we acquired all of the issued and outstanding equity securities of OVT, Inc., d/b/a SmartVideo, in exchange for 12,000,000 shares of our Series A preferred stock plus 916,666 shares of our common stock. Each Series A preferred share may be converted into one share of our common stock at any time after November 26, 2003. Each Series A preferred share is entitled to one vote on any matter for which our shareholders may vote generally. The agreement relating to the acquisition of SmartVideo provides, among other things, that if OVT fails to attain pre-tax earnings for the fiscal year of OVT ended September 30, 2003, of $220,000, 3,000,000 of the Series A preferred shares will be forfeited by the holders of the Series A preferred shares. Additionally, the agreement provided that the Armagh Group, Inc. was to fund additional working capital needs by infusing $500,000 within 15 days of closing and

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – Shareholders’ Deficit (continued)

within 30 days of closing it was to commence a private placement of not less than $1,500,000. The discussion regarding the forfeiture of the 3,000,000 Series A Preferred Shares owned by Richard E. Bennett, Jr., Robert J. Walters and William R. Dunavant and the issuance of an additional 916,666 shares of common stock has been tabled by the Board of Directors until such time as there is a majority of outside independent directors that were not involved in the discussions or negotiations regarding the acquisition of OVT, Inc. On or about June 30, 2004, a stockholder of the Company filed a stockholder derivative action on behalf of the Company against Messrs. Bennett, Jr., Walters and Dunavant, seeking the forfeiture of the 3,000,000 Series A Preferred Shares. See Note 5 to these financial statements for additional information regarding this lawsuit.

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

During April and May 2004, we completed a group of private financing transactions. We received $785,500 of gross proceeds from these transactions. In these transactions, we sold 723,000 shares of common stock at purchase prices ranging between $1.00 and $2.00 per share. These securities have been issued as restricted shares to fourteen accredited investors in a private placement exempt from registration.

NOTE 4 - Related Party Transactions

The Company has a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8%. Under the terms of the note payable, $75,000 is due and payable within 30 days of the funding of a public offering by the Company followed by monthly principal payments of $50,000 per month thereafter plus accrued interest beginning 30 days after the initial payment. The Company also has an advance payable due to this same entity of approximately $20,000. This advance is payable on

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - Related Party Transactions (continued)

demand and does not bear any interest. The total amounts due under these arrangements, including accrued interest totaled $367,984 at June 30, 2004.

The Company has a $150,000 note payable to a former shareholder of its subsidiary in connection with a stock repurchase, bearing interest at 5.18%. The Company is in default under the terms of such note. The note is secured by 2,500,000 shares of the subsidiary’s common stock. The amount due under the terms of this note payable, including accrued interest of approximately $26,000, amounted to approximately $178,500.

The Company has a loan payable in the amount of $50,000 due to a shareholder. This loan bears interest at 5% and is payable on demand.

NOTE 5 - Litigation

On or about April 6, 2004, Mr. Rene Hamouth, a former advisor to the Company, filed a Writ of Summons in the Supreme Court of British Columbia against the Company, Richard E. Bennett and the Company’s securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbrokers, First Associates Investments, Inc. The Company and the other defendants have made an appearance in the court through their respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. The Company and the other defendants will vigorously defend any claims made by Mr. Hamouth.

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

On or about June 30, 2004, Mr. Rene Hamouth filed a stockholder derivative action on behalf of the Company, as a nominal defendant, against Richard E. Bennett, Jr., Robert J. Walters and William R. Dunavant in the United States District Court for the Northern District of Georgia. In his complaint, Mr. Hamouth alleges that Messrs. Bennett, Walters and Dunavant failed to forfeit three million shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock”) in breach of a Stock Exchange Agreement dated November 9, 2002, among such persons, the Company (formerly named Armagh Group Inc.), and OVT, Inc., a subsidiary of the Company (“OVT”). Under the terms of the Amended and Restated Stock Exchange Agreement, dated as of November 19, 2002 (the “Amended Stock Exchange Agreement”), among the Company, OVT and Messrs. Bennett, Walters and Dunavant, the Preferred Stock was required to be forfeited if OVT did not have pre-tax earnings of at least $220,000 for OVT’s fiscal year ended September 30, 2003.

Messrs. Bennett, Walters and Dunavant intend to vigorously defend the action claiming, among other things, that under the terms of the Amended Stock Exchange Agreement, the three million shares of Preferred Stock are not required to be forfeited because the Armagh Group Inc. did not comply with its obligations under Sections 2.5(d) and 2.5(f) of the Amended Stock Exchange Agreement by: (a) contributing $500,000 to the capital of OVT within 15 days after the closing of the transaction and (b) commencing a private placement of its common stock to raise not less than $1.5 million within 30 days following the closing of the transaction. Messrs. Bennett, Walters and Dunavant will assert, among other

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - Litigation (continued)

things, that the Company’s breach of its obligations under Sections 2.5(d) and 2.5(f) of the Amended Stock Exchange Agreement was the direct cause of OVT’s failure to attain pre-tax earnings of $220,000 for the fiscal year ended September 30, 2003.

NOTE 6 - Subsequent Events

During July 2004, the Company completed three private financing transactions. From these transactions, the Company received $135,000 in gross proceeds. In these transactions, SmartVideo sold 135,000 shares of common stock at a purchase price of $1.00 per share. These securities have been issued as restricted shares to three accredited investors in a private placement.

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

Overview

SmartVideo Technologies, Inc. is a provider of turnkey digital media solutions and the technology that enables the management of high quality live or on-demand video presentations delivered to media enabled devices via the Internet and other digital networks including cellular or wireless connections. SmartVideo has developed and markets products and services enabling audio, video, and other multimedia content to be viewed through both broadband and narrowband (dial-up and cellular) Internet connections.

We specialize in the delivery of high-quality digital media solutions to the narrowband market space. In April 2004, we showcased our cellular solutions at the National Association of Broadcasters (NAB) trade show in Las Vegas and demonstrated our unique ability to deliver high-quality video to mobile phones at an average frame rate of 15 fps (frames per second). We intend to deliver high quality digital media solutions to cellular devices to acquire a large base of consumers, network operators and content owners who will use our services to deliver both free and paid content to cellular users around the world. Our strategy is to grow and leverage our technological advantage to drive the creation of a market for premium digital video content to today’s cellular customers. Our cellular solutions are available using today’s 2.5G cellular data networks or the new 3G data networks as they are implemented. While we do not intend to abandon the business we have developed of delivering digital media and multimedia content and presentations to the corporate, educational and governmental sectors, we believe that moving into the entertainment and broad-based communications arena represents an exceptional opportunity for the Company and our shareholders.

We have made substantial progress in our negotiations to acquire the rights to deliver rich entertainment programming to wireless media enabled devices. If we are successful in acquiring such rights on a timely basis, we intend to launch a consumer service based on this programming to cellular subscribers throughout North America during the fourth quarter of this year. There can be no assurances that we will be successful in acquiring such rights.

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

      Revenue Recognition

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

Revenue is recognized as earned upon the delivery of service to our customers. This is typically when a digital media or multimedia broadcast is viewed or in the case of hardware, when it is delivered.

Plan of Operation

SmartVideo was conceived and developed through the vision of our founders. In 2000, they recognized a vast unmet need for the delivery of high-quality digital media and multimedia presentations (including video) to the narrowband or dial-up class of user. A narrowband or dial-up class of user is considered to be anyone who has consistently less than 56Kbps of available bandwidth. (This category also includes Internet users that are connected via oversubscribed broadband services.) At the present time, we estimate that this “class of user” represents over 65% of all Internet users.

Not believing the hype that broadband ubiquity was “just around the corner” as the media would have lead us to believe, several products and services where designed and developed that were specifically tailored to serve the needs of the narrowband user. Our early developments were in the areas of webcasting and messaging products designed to meet the burgeoning needs of business communications in a simple, yet cost-effective manner.

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

The National Association of Broadcasters (NAB) Trade Show in April 2004 is the world’s largest annual gathering of electronic and digital media professionals with attendees from over 130 countries. During the NAB, we showcased our cellular solutions and demonstrated our unique ability to deliver high-quality video to mobile phones at an average frame rate of 15-18 fps (frames per second) to content owners, providers, and distributors from around the world.

At the NAB, we also received the formal notification of our acceptance into Microsoft Corp.’s Windows Media® 9 Series Certified Hosting Provider Program. Upon our acceptance into this program, we joined an elite group of only 12 companies worldwide who have achieved this status and designation.

We deliver high-quality digital media solutions to the narrowband market space. We intend to deliver high quality digital media solutions to cellular devices to acquire a large base of consumers, network operators and content owners who will use our services to deliver both free and paid content to cellular users around the world. Our strategy is to grow and leverage our technological advantage to drive the creation of a new market for premium digital video content focused on the needs and desires of today’s cellular customers. Our cellular solutions are available now and work on today’s existing 2.5G cellular data networks or on the new 3G data networks as they are implemented.

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

Results of Operations - Quarterly

Quarterly Period Ended June 30, 2004 compared to 2003

Revenues

Revenues consist typically of license fees from volume-based usage arrangements of our digital media and multimedia broadcast products and services, and under certain circumstances, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. From time to time, we will lease hardware to our customers enabling them to facilitate a live broadcast. In certain situations, we may sell hardware to our resellers under the terms of our agreements with them. The increase in revenues for the quarterly period ended June 30, 2004 of approximately $9,300 when compared to the same period in 2003 is primarily due to increases in the minutes viewed of digital media and multimedia broadcasts. The majority of this increase came from new customers that are not related parties.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $250,000 for the quarterly period ended June 30, 2004 as compared to the same period in 2003. Over the course of the last nine months, we have begun filling and continue to fill key positions that will enable us to leverage our future prospects and growth.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $16,000 for the quarterly period ended June 30, 2004 when compared to 2003 is due to the moving of our hosting services from our facility to a third-party data center and the increased volume of viewer minutes.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of professional fees, travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities and other general and administrative expenses. The increase in general and administrative expenses in 2004 of approximately $300,000 when compared to 2003 is primarily due to specialized consulting services on new projects, professional fees, including legal fees, incurred in connection with matters related to being a publicly-traded company, higher travel expenses associated with increased marketing efforts of our products and services.

Amortization of Deferred Compensation

Amortization of deferred compensation consist of expenses associated with the issuance of shares to a former advisor prior to our November 2002 merger for services to be provided to us over a 24 month term ending in November 2004. We terminated this agreement in September 2003. For the quarterly period ended June 30, 2003, the entire amount of deferred compensation of $175,500 is from the amortization of these costs.

Interest Expense

Interest expense for the quarterly period ended June 30, 2004 consists of interest expense associated with various outstanding notes payable and represents an approximately $7,000 decrease in interest expense when compared to the same period in 2003. This decrease is primarily due to the holders of our convertible debt instruments exercising the right to convert the debt into equity.

Results of Operations – Six Months

Six Month Period Ended June 30, 2004 compared to 2003

Revenues

Revenues consist typically of license fees from volume-based usage arrangements of our digital media and multimedia broadcast products and services, and under certain circumstances, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. From time to time, we will lease hardware to our customers enabling them to facilitate a live broadcast. In certain situations, we may sell hardware to our resellers under the terms of our agreements with them. The increase in revenues for the six month period ended June 30, 2004 of approximately $32,000 when compared to the same period in 2003 is primarily due to increases in the minutes viewed of digital media, special broadcast presentations and multimedia broadcasts. The majority of this increase came from new customers that are not related parties.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $359,000 for the six month period ended June 30, 2004 as compared to the same period in 2003. Over the course of the last nine months, we have begun filling and continue to fill key positions that will enable us to leverage our future prospects and growth.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $83,000 for the six month period ended June 30, 2004 when compared to 2003 is due to the moving of our hosting services from our facility to a third-party data center and the increased volume of viewer minutes.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of professional fees, travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities and other general and administrative expenses. The increase in general and administrative expenses in 2004 of approximately $514,000 when compared to 2003 is primarily due to specialized consulting services on new projects, professional fees, including legal fees, incurred in connection with matters related to being a publicly-traded company, higher travel expenses associated with increased marketing efforts of our products and services.

Amortization of Deferred Compensation

Amortization of deferred compensation consist of expenses associated with the issuance of shares to a former advisor prior to our November 2002 merger for services to be provided to us over a 24 month term ending in November 2004. We terminated this agreement in September 2003. For the six month period ended June 30, 2003, the entire amount of deferred compensation of $351,000 is from the amortization of these costs.

Interest Expense

Interest expense for the quarterly period ended June 30, 2004 consists of interest expense associated with various outstanding notes payable and represents an approximately $260,000 decrease in interest expense when compared to the same period in 2003. During the quarterly period ended March 31, 2003, we issued convertible promissory notes which resulted in our recognition of a beneficial conversion feature of $308,000 related to their issuance that was recognized as additional interest expense. No such issuances of convertible promissory notes occurred during the six month period ended June 30, 2004.

Liquidity and Capital Resources

To date, we have generated only minimal revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placements and loans from shareholders and other related entities.
It is anticipated that we will need to raise at least $3,600,000 over the course of the next twelve months to fund our current level of operations. There can be no assurance, however, that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

Going Concern

We have incurred recurring losses and negative cash flows since inception. As of June 30, 2004, we had an accumulated deficit of approximately $7.2 million and a working capital deficit of approximately $1.4 million. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund our operations.

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

Subsequent Events

During July 2004, the Company completed three private financing transactions. From these transactions, the Company received $135,000 in gross proceeds. In these transactions, SmartVideo sold 135,000 shares of common stock at a purchase price of $1.00 per share. These securities have been issued as restricted shares to three accredited investors in a private placement.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. Although we will continue to evaluate the application of EITF 03-1, we do not currently believe adoption will have a material impact on our results of operations or financial position.

In June 2004, the Emerging Issues Task Force reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock” (EITF 02-14). EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means, how the equity method should be applied to investments other than common stock, and for securities with a readily determinable fair market value, how the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18), and Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), interact. The consensus in this EITF is effective for reporting periods beginning after September 15, 2004. We do not expect EITF 02-14 to have an impact on our consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On or about April 6, 2004, Mr. Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against us, Richard E. Bennett and our securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbrokers, First Associates Investments, Inc. We and the other defendants have made an appearance in the court through their respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. We and the other defendants will vigorously defend any claims made by Mr. Hamouth.

On or about April 22, 2004, we filed a complaint with the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Mr. Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of the Company’s common stock since approximately January 1, 2003. We are seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which we may be entitled. Mr. Hamouth has been served with the complaint but, to date, has not filed an answer or any other pleading with the court.

On or about June 30, 2004, Mr. Rene Hamouth, filed a stockholder derivative action on behalf of the Company, as a nominal defendant, against Richard E. Bennett, Jr., Robert J. Walters and William R. Dunavant in the United States District Court for the Northern District of Georgia. In his complaint, Mr. Hamouth alleges that Messrs. Bennett, Walters and Dunavant failed to forfeit three million shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock”) in breach of a Stock Exchange Agreement dated November 9, 2002, among such persons, the Company (formerly named Armagh Group Inc.), and OVT, Inc., a subsidiary of the Company (“OVT”). Under the terms of the Amended and Restated Stock Exchange Agreement, dated as of November 19, 2002 (the “Amended Stock Exchange Agreement”), among the Company, OVT and Messrs. Bennett, Walters and Dunavant, the Preferred Stock was required to be forfeited if OVT did not have pre-tax earnings of at least $220,000 for OVT’s fiscal year ended September 30, 2003.

Messrs. Bennett, Walters and Dunavant intend to vigorously defend the action claiming, among other things, that under the terms of the Amended Stock Exchange Agreement, the three million shares of Preferred Stock are not required to be forfeited because the Armagh Group Inc. did not comply with its obligations under Sections 2.5(d) and 2.5(f) of the Amended Stock Exchange Agreement by: (a) contributing $500,000 to the capital of OVT within 15 days after the closing of the transaction and (b) commencing a private placement of its common stock to raise not less than $1.5 million within 30 days following the closing of the transaction. Messrs. Bennett, Walters and Dunavant will assert, among other things, that the Company’s breach of its obligations under Sections 2.5(d) and 2.5(f) of the Amended Stock Exchange Agreement was the direct cause of OVT’s failure to attain pre-tax earnings of $220,000 for the fiscal year ended September 30, 2003.

Item 2. Changes in Securities and Use of Proceeds

In April 2004, a holder of our 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $0.75 per share of common stock. We had originally received gross proceeds of $30,000 upon the issuance of this 10% Convertible Promissory Note. A total of 45,545 restricted shares of common stock were issued under this conversion including accrued interest of $4,159 through the date of conversion. The transaction and the shares of common stock issued upon conversion of the note were exempt from registration pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

During April and May 2004, we completed a group of private financing transactions. We received $785,500 of gross proceeds from these transactions. In these transactions, we sold 723,000 shares of common stock at purchase prices ranging between $1.00 and $2.00 per share. These securities have been issued as restricted shares to fourteen accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On July 21, 2004, we mailed a Notice of Annual Meeting of Stockholders and proxy statement to our stockholders of record as of July 6, 2004. The Annual Meeting will be held on Tuesday, August 31, 2004 at the Marriott Courtyard, 6235 McDonough Drive, Norcross, Georgia 30093 and will begin promptly at 10:00 a.m. Eastern Time.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

31.1    Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the
                    Securities and Exchange Act of 1934.

32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

b.     There were no reports on Form 8-K filed during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC.

By:	/s/ Richard E. Bennett, Jr.	August 18, 2004

	Richard E. Bennett, Jr.	Date
President, Chief Executive Officer & Director
(Chief Executive Officer)
(Chief Financial Officer and Principal Accounting Officer)

