Form 10QSB
period 2004-09-30
SMART VIDEO TECHNOLOGIES INC
filed 2004-11-22
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
The total number of shares of the issuer’s common stock, $.001 par value, outstanding on November 15, 2004 was 23,221,598.

SMARTVIDEO TECHNOLOGIES INC.
Index to Form 10-QSB

PART I - FINANCIAL INFORMATION

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

SMARTVIDEO TECHNOLOGIES, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$1,656	$297,998
Accounts receivable	29,016	30,321
Accounts receivable from related parties	48,013	25,260
Total current assets	78,685	353,579

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $60,682 and $24,664, respectively	168,816	88,730

OTHER ASSETS	10,000	10,000
TOTAL ASSETS	$257,501	$452,309

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,189,260	$508,849
Convertible promissory notes and accrued interest	-	251,699
Due to related parties	12,575	12,575
Advance from shareholder	50,000	-
Note payable and accrued interest	180,847	173,901
Note payable to related party and accrued interest	337,979	317,442
Loan payable to related party and accrued interest	56,297	54,229
Total current liabilities	1,826,958	1,318,695

SHAREHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares authorized, 0 and 12,000,000 issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	-	12,000
Common stock, $.001 par value, 50,000,000 shares authorized, 22,486,598 and 8,912,991 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	22,487	8,913
Additional paid in capital	7,196,008	4,533,253
Accumulated deficit	(8,787,952)	(5,420,552)
Total shareholders’ deficit	(1,569,457)	(866,386)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$257,501	$452,309

The accompanying notes are an integral part of these statements.
4

SMARTVIDEO TECHNOLOGIES, INC.

Unaudited Consolidated Statements of Operations

For the Quarterly Period		For the Nine Months
Ended September 30,		Ended September 30,
2004	2003	2004	2003

REVENUE
Revenue	$26,868	$17,500	$70,710	$36,807
Revenue - related party	7,478	4,087	26,170	15,026
Total revenue	34,346	21,587	96,880	51,833

EXPENSES
Compensation and benefits	1,149,800	101,629	1,668,186	261,083
Data center	91,960	104,483	263,409	192,542
Selling, general and administrative	427,454	406,328	1,438,016	903,234
Amortization of deferred compensation	-	965,250	-	1,316,250
Depreciation & amortization	11,695	6,393	36,018	10,659
Total operating expenses	1,680,909	1,584,083	3,405,629	2,683,768
Loss from operations	(1,646,563)	(1,562,496)	(3,308,749)	(2,631,935)

OTHER INCOME (EXPENSES)
Interest income (expense)	26,205	(16,564)	(58,651)	(361,802)
NET LOSS	$(1,620,358)	$(1,579,060)	$(3,367,400)	$(2,993,737)
LOSS PER SHARE
Basic and diluted net loss per share	$(0.07)	$(0.21)	$(0.19)	$(0.41)
Weighted average common shares used to compute basic and diluted net loss per share	22,247,572	7,666,648	18,054,731	7,250,440

The accompanying notes are an integral part of these statements.
5

SMARTVIDEO TECHNOLOGIES, INC.

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended
September 30,
2004	2003

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(3,367,400)	$(2,993,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Intrinsic value of incentive options granted	909,500	-
Issuance of common stock for services	-	177,550
Beneficial conversion feature of convertible debt	-	308,000
Depreciation	36,018	10,659
Amortization of deferred compensation	-	1,316,250
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(21,449)	(56,725)
Accrued interest on notes payable	52,229	49,396
Accounts payable and accrued expenses	680,412	274,741
Net cash used in operating activities	(1,710,690)	(913,866)

CASH FLOWS FROM INVESTING ACTIVITES
Purchase of equipment	(116,104)	(88,140)
Net cash used in investing activities	(116,104)	(88,140)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the sale of common stock	1,500,452	799,166
Advance from shareholder	50,000	-
Payments to related parties	(20,000)	(57,425)
Issuance of convertible promissory notes	-	333,000
Net cash provided by financing activities	1,530,452	1,074,741

NET INCREASE (DECREASE) IN CASH	(296,342)	72,735

CASH, beginning of period	297,998	5,742
CASH, end of period	$1,656	$78,477

The accompanying notes are an integral part of these statements.
6

SMARTVIDEO TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

In connection with the engagement of a new accounting firm and the review of the Company’s financial statements, the Company determined that it was preferable to present the value of compensation paid to an outside advisor as deferred compensation instead of as a prepaid expense as originally recorded. This reclassification has no impact on the statements of operations for the quarterly periods ended September 30, 2004 and 2003 and does not affect the balance sheet as of September 30, 2004.

SMARTVIDEO TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 -    Summary of Significant Accounting Policies - (Continued)

Financial Statement Presentation (continued)

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes to the financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of September 30, 2004, it had an accumulated deficit of approximately $8.8 million and a working capital deficit of approximately $1.75 million. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund its operations.

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

NOTE 1 - Summary of Significant Accounting Policies - (Continued)

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

Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for the Company’s year ending December 31, 2004. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

In June 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of fiscal 2005. The Company does not expect the adoption of EITF Issue No. 02-14 will have any effect on its financial statements.

NOTE 2 - Convertible Promissory Notes

In February, March, and April 2004, three holders of our 10% Convertible Promissory Notes exercised their conversion rights and converted them into common stock. Please see Note 3 - Shareholders’ Deficit for a description of these conversions.

NOTE 3 - Shareholders’ Deficit

In November 2002, we acquired all of the issued and outstanding equity securities of OVT, Inc., d/b/a SmartVideo, in exchange for 12,000,000 shares of our Series A preferred stock plus 916,666 shares of our common stock. Each Series A preferred share may be converted into one share of our common stock at any time after November 26, 2003. Each Series A preferred share is entitled to one vote on any matter for which our shareholders may vote generally. The agreement relating to the acquisition of SmartVideo provides, among other things, that if OVT fails to attain pre-tax earnings for the fiscal year of OVT ended September 30, 2003, of $220,000, 3,000,000 of the Series A preferred shares will be forfeited by the holders of the Series A preferred shares. Additionally, the agreement provided that the Armagh Group, Inc. was to fund additional working capital needs by infusing $500,000 within 15 days of closing and within 30 days of closing it was to commence a private placement of not less than $1,500,000. The discussion regarding the forfeiture of the 3,000,000 Series A Preferred Shares owned by Richard E. Bennett, Jr., Robert J. Walters and William R. Dunavant and the issuance of an additional 916,666 shares of common stock has been tabled by the Board of Directors until such time as there is a majority of

SMARTVIDEO TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - Shareholders’ Deficit (continued)

outside independent directors that were not involved in the discussions or negotiations regarding the acquisition of OVT, Inc. On or about June 30, 2004, a stockholder of the Company filed a stockholder derivative action on behalf of the Company against Messrs. Bennett, Jr., Walters and Dunavant, seeking the forfeiture of the 3,000,000 Series A Preferred Shares. See Note 5 to these financial statements for additional information regarding this lawsuit.

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

During April and May 2004, the Company completed a group of private financing transactions. SmartVideo received $785,500 of gross proceeds from these transactions. In these transactions, the Company sold 723,000 shares of common stock at purchase prices ranging between $1.00 and $2.00 per share. These securities have been issued as restricted shares to fourteen accredited investors in a private placement exempt from registration.

During July and August, the Company completed a group of private financing transactions. SmartVideo received $333,952 of gross proceeds from these transactions. In these transactions, the Company sold 333,952 shares of common stock at purchase prices of $1.00 per share. These securities have been issued as restricted shares to eight accredited investors in a private placement exempt from registration.

On September 1, 2004, the Board of Directors approved 350,000 incentive stock option awards under the 2004 Equity Incentive Plan. These incentive stock option awards were awarded to six of the Company’s current employees and have an exercise price of $1.00 per share. The closing share price on the date preceding these awards was $2.07. The intrinsic value associated with these awards is $374,500 and is reflected as compensation and benefits in the consolidated statements of operations.

Also on September 1, 2004, the Company issued an incentive stock option award to Darren Breitkreuz, a former director, in the amount of 500,000 options. These options were previously authorized by the Board of Directors subject to shareholder approval of the 2004 Equity Incentive Plan. These options have an exercise price of $1.00 per share. The closing share price on the date preceding this award was $2.07. The intrinsic value associated with this award is $535,000 and is reflected as compensation and benefits in the consolidated statements of operations.

SMARTVIDEO TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - Shareholders’ Deficit (continued)

During September, the Company completed a group of private financing transactions. SmartVideo received $120,000 of gross proceeds from these transactions. In these transactions, the Company sold 120,000 units consisting of one share of common stock and two ¼ common stock purchase warrants. The warrants are callable and redeemable. One of the warrants has an exercise price of $1.50 per share and the other warrant has an exercise price of $2.00 per share. The shares of common stock have piggy-back registration rights. These securities have been issued as restricted shares to five accredited investors in a private placement exempt from registration.

NOTE 4 - Related Party Transactions

The Company has a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8%. Under the terms of the note payable, $75,000 is due and payable within 30 days of the funding of a public offering by the Company followed by monthly principal payments of $50,000 per month thereafter plus accrued interest beginning 30 days after the initial payment. The Company also has an advance payable due to this same entity of approximately $20,000. This advance is payable on demand and does not bear any interest. The total amounts due under these arrangements, including accrued interest totaled $337,979 at September 30, 2004.

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

The Company has an advance payable in the amount of $50,000 due to a shareholder. This advance bears no interest and is payable on demand.

NOTE 5 - Litigation

On or about April 6, 2004, Mr. Rene Hamouth, a former advisor to the Company, filed a Writ of Summons in the Supreme Court of British Columbia against the Company, Richard E. Bennett and the Company’s securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbrokers, First Associates Investments, Inc. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards & Angell, LLP the right to appeal a chambers judge’s decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The Company and the other defendants have made an appearance in the court through their respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. The Company and the other defendants will vigorously defend any claims made by Mr. Hamouth.

On or about April 22, 2004, the Company filed a complaint with the United States District Court, North District of Georgia against Mr. Rene Hamouth, a former advisor to the Company, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of the Company’s common stock since approximately January 1, 2003. The Company is seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which the Company may be entitled. Since filing the Complaint and serving Mr. Hamouth, Mr. Hamouth has filed an Answer. The Court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. Currently, the parties are engaged in the discovery process.

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

NOTE 6 - Subsequent Events

During October and November, the Company completed a group of private financing transactions including the conversion of a $50,000 advance received from a shareholder on the same terms as the private financing transactions. We received $735,000 in gross proceeds from these transactions. In these transactions, SmartVideo sold 735,000 units consisting of one share of common stock and two ¼ common stock purchase warrants. The warrants are callable and redeemable. One of the warrants has an exercise price of $1.50 per share and the other warrant has an exercise price of $2.00 per share. The shares of common stock have piggy-back registration rights. These securities have been issued as restricted shares to fifteen accredited investors in a private placement.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The discussion in this report contains forward-looking statements that reflect the good faith judgment of our management. Such statements can only be based on the facts and factors currently known to us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below. Readers are urged not to place undue reliance on these forward-looking statements, which only speak as of the date of this Quarterly Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. You should also carefully review the risk factors set forth in other reports or documents that SmartVideo files from time to time with the United States Securities and Exchange Commission, particularly our Annual Reports on Form 10-KSB, other Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included in this report.

Overview

SmartVideo Technologies, Inc. is a provider of turnkey digital media solutions and the technology that enables the management and delivery of high quality live or on-demand television or video presentations to media enabled devices via the Internet and other digital networks including cellular/mobile phones, and cellular or wireless connections. SmartVideo has developed and markets products and services enabling audio, video, and other multimedia content to be viewed through both broadband and narrowband (dial-up and cellular) Internet connections.

We specialize in the delivery of high-quality digital media solutions to the narrowband market space. In April 2004, we showcased our cellular solutions at the National Association of Broadcasters (NAB) trade show in Las Vegas and demonstrated our unique ability to deliver high-quality video to cellular/mobile phones at an average frame rate of 15-24 fps (frames per second). We have made substantial progress in acquiring the rights to deliver live and on-demand television to cellular/mobile phones and we intend to launch a consumer service throughout North America based on the content delivery rights we acquire in the first quarter of 2005. We anticipate that through the acquisition of these content delivery rights, we will be able to acquire a large base of customers, network operators and content owners who will use our services to deliver both free and paid content to cellular/mobile phone users around the world. Our strategy is to grow and leverage our technological advantage to drive the creation of a market for premium digital video content to today’s cellular/mobile phone customers. Our cellular/mobile solutions are available using today’s 2.5G cellular data networks or the new 3G data networks as they are implemented. While we do not intend to abandon the business we have developed of delivering digital media and multimedia content and presentations to the corporate, educational and governmental sectors, we believe that focusing our efforts on the entertainment and broad-based communications arena represents an exceptional opportunity for the Company and our shareholders.

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

Plan of Operation

SmartVideo was conceived and developed through the vision of our founders. In 2000, they recognized a vast unmet need for the delivery of high-quality digital media and multimedia presentations (including video) to the narrowband, dial-up, or cellular/mobile class of user. A narrowband, dial-up or cellular/mobile class of user is considered to be anyone who has consistently less than 56Kbps of available bandwidth. (This category also includes Internet users that are connected via oversubscribed broadband services.) At the present time, we estimate that this “class of user” represents over 65% of all Internet users.

Not believing the hype that broadband ubiquity was “just around the corner” as the media would have led us to believe, several products and services where designed and developed that were specifically tailored to serve the needs of the narrowband user. Our early developments were in the areas of webcasting and messaging products designed to meet the burgeoning needs of business communications in a simple, yet cost-effective manner.

Through the ongoing development of our products and services targeted to the narrowband marketspace, our expertise at serving this class of customer also grew. During this time, our vision expanded and our focus concentrated on yet, one more unmet need - the delivery of high-quality digital media and multimedia content to the cellular/mobile phone user.

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

The National Association of Broadcasters (NAB) Trade Show in April 2004 is the world’s largest annual gathering of electronic and digital media professionals with attendees from over 130 countries. During the NAB, we showcased our cellular/mobile solutions and demonstrated our unique ability to deliver high-quality video to mobile phones at an average frame rate of 15-24 fps (frames per second) to content owners, providers, and distributors from around the world.

At the NAB, we also received the formal notification of our acceptance into Microsoft Corp.’s Windows Media® 9 Series Certified Hosting Provider Program. Upon our acceptance into this program, we joined an elite group of only 11 companies worldwide who have achieved this status and designation.

We deliver high-quality digital media solutions to the narrowband market space. We intend to deliver high quality live and on-demand television or other digital media solutions to cellular/mobile devices to acquire a large base of consumers, network operators and content owners who will use our services to deliver both free and paid content to cellular users around the world. Our strategy is to grow and leverage our technological advantage to drive the creation and expansion of a new market for premium digital video content focused on the needs and desires of today’s cellular/mobile customers. Our cellular/mobile solutions are available now and work on today’s existing 2.5G cellular data networks or on the new 3G data networks as they are implemented.

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

This concentration on the delivery of digital media and multimedia content to cellular devices represents an expansion of scope of our original model that had been focused primarily on the B2B market to include a separate category that is focused on the entertainment industry. While we do not intend to abandon the business we have developed of delivering digital media and multimedia content and presentations to the corporate, educational and governmental sectors, we believe that focusing our efforts on the entertainment and broad-based communications arena represents an exceptional opportunity for the Company and our shareholders.

We are in the process of assuming the responsibility for the management of the WindowsMedia.com/Mobile portal. An internet link to the WindowsMedia.com/Mobile portal is included on every device shipped with the Windows Mobile operating system. This includes all Windows Mobile based Pocket PC devices and Smartphones. SmartVideo will provide mobile customers with the opportunity to not only preview high-quality video, but also the ability to subscribe to our service which will include a wide variety of content choices. We expect to launch our video subscription service in January 2005.

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

Other uses for the additional funds received as a result of our capital raising efforts are expected to include marketing, brand building, investor relations, and investment in the further development of our core technologies. We also intend to hire additional personnel in the areas of sales & marketing, product development, customer service, order fulfillment, technical support and quality of service monitoring.

Results of Operations - Quarterly

Quarterly Period Ended September 30, 2004 compared to 2003

Revenues

Revenues consist typically of license fees from volume-based usage arrangements of our digital media and multimedia broadcast products and services, and under certain circumstances, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. From time to time, we will lease hardware to our customers enabling them to facilitate a live broadcast. In certain situations, we may sell hardware to our resellers under the terms of our agreements with them. The increase in revenues for the quarterly period ended September 30, 2004 of approximately $12,800 when compared to the same period in 2003 is primarily due to increases in the minutes viewed of digital media and multimedia broadcasts and a pilot program developed for a prospective customer. The majority of this increase came from new customers that are not related parties.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $1,048,000 for the quarterly period ended September 30, 2004 as compared to the same period in 2003. Of this amount, we recorded a one time expense of $909,500 attributable to the intrinsic value of the incentive stock options granted to six of our employees and a former director issued upon approval of the 2004 Equity Incentive Plan in September 2004. The remaining $139,000 of the increase for the quarterly period ended September 30, 2004 as compared to the same period in 2003 is attributable to our efforts to continue to fill key positions that will enable us to leverage our future prospects and growth.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $12,500 for the quarterly period ended September 30, 2004 when compared to 2003 is due to the moving of our hosting services from our facility to a third-party data center in 2003 and the elimination of transition costs associated with the moving of our hosting facility to a third-party data center a year earlier.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of professional fees, travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities and other general and administrative expenses. The increase in general and administrative expenses in 2004 of approximately $21,000 when compared to 2003 is primarily due to higher travel expenses associated with marketing efforts of our products and services.

Amortization of Deferred Compensation

Amortization of deferred compensation consist of expenses associated with the issuance of shares to a former advisor prior to our November 2002 merger for services to be provided to us over a 24 month term ending in November 2004. We terminated this agreement in September 2003. For the quarterly period ended September 30, 2003, the entire amount of deferred compensation of $965,250 is from the amortization of these costs associated with the termination of the agreement in September 2003.

Interest Expense

Interest expense for the quarterly period ended September 30, 2004 consists of interest expense associated with various outstanding notes payable and represents an approximately $4,900 decrease in interest expense when compared to the same period in 2003. This decrease is primarily due to the holders of our convertible debt instruments exercising the right to convert the debt into equity. Based on a review of the computation of the carrying value of our note payable to an entity owned by the spouse of a shareholder, a miscalculation regarding the accrued interest due on the note was discovered in the amount of approximately $37,900 in our favor. The adjustment for the correction of this miscalculation has been taken prospectively during the quarterly period ended September 30, 2004.

Results of Operations - Nine Months

Nine Month Period Ended September 30, 2004 compared to 2003

Revenues

Revenues consist typically of license fees from volume-based usage arrangements of our digital media and multimedia broadcast products and services, and under certain circumstances, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. From time to time, we will lease hardware to our customers enabling them to facilitate a live broadcast. In certain situations, we may sell hardware to our resellers under the terms of our agreements with them. The increase in revenues for the nine month period ended September 30, 2004 of approximately $45,000 when compared to the same period in 2003 is primarily due to increases in the minutes viewed of digital media, special broadcast presentations and multimedia broadcasts and a pilot program developed for a prospective customer. The majority of this increase came from new customers that are not related parties.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $1,407,000 for the nine month period ended September 30, 2004 as compared to the same period in 2003. Of this amount, we recorded a one time expense of $909,500 attributable to the intrinsic value of the incentive stock options granted to six of our employees and a former director issued upon approval of the 2004 Equity Incentive Plan in September 2004. The remaining $498,000 of the increase for the nine month period ended September 30, 2004 as compared to the same period in 2003 is attributable to our efforts to continue to fill key positions that will enable us to leverage our future prospects and growth.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $71,000 for the nine month period ended September 30, 2004 when compared to 2003 is due to the moving of our hosting services from our facility to a third-party data center and the increased volume of viewer minutes.

Sales, General and Administrative Expenses

Sales, general and administrative expenses consist primarily of professional fees, travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities and other general and administrative expenses. The increase in general and administrative expenses in 2004 of approximately $535,000 when compared to 2003 is primarily due to specialized consulting services on new projects, professional fees, including legal fees, incurred in connection with matters related to being a publicly-traded company, higher travel expenses associated with increased marketing efforts of our products and services.

Amortization of Deferred Compensation

Amortization of deferred compensation consist of expenses associated with the issuance of shares to a former advisor prior to our November 2002 merger for services to be provided to us over a 24 month term ending in November 2004. We terminated this agreement in September 2003. For the nine month period ended September 30, 2003, the entire amount of deferred compensation of $1,316,000 is from the amortization of these costs.

Interest Expense

Interest expense for the nine month period ended September 30, 2004 consists of interest expense associated with various outstanding notes payable and represents an approximately $260,000 decrease in interest expense when compared to the same period in 2003. This decrease is primarily due to the holders of our convertible debt instruments exercising the right to convert the debt into equity. During the quarterly period ended March 31, 2003, we issued convertible promissory notes which resulted in our recognition of a beneficial conversion feature of $308,000 related to their issuance that was recognized as additional interest expense. No such issuances of convertible promissory notes occurred during the nine month period ended September 30, 2004. Based on a review of the computation of the carrying value of our note payable to an entity owned by the spouse of a shareholder, a miscalculation regarding the accrued interest due on the note was discovered in the amount of approximately $37,900 in our favor. The adjustment for the correction of this miscalculation has been taken prospectively during the quarterly period ended September 30, 2004.

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

Going Concern

We have incurred recurring losses and negative cash flows since inception. As of September 30, 2004, we had an accumulated deficit of approximately $8.8 million and a working capital deficit of approximately $1.75 million. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations is contingent upon attaining profitable operations and obtaining additional debt and/or equity capital to fund our operations.

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

Subsequent Events

During October and November 2004, we completed a group of fifteen private financing transactions. From these transactions, the Company received $735,000 in gross proceeds. In these transactions, SmartVideo sold 735,000 units consisting of one share of common stock and two ¼ common stock purchase warrants. The warrants are callable and redeemable. One of the warrants has an exercise price of $1.50 per share and the other warrant has an exercise price of $2.00 per share. The shares of common stock have piggy-back registration rights. These securities have been issued as restricted shares to fifteen accredited investors in a private placement.

On November 2, 2004, ProNetworkTV, Inc. disseminated a press release announcing that “ProNetworkTV, Inc. Exercises its Right to SmartVideo Technology.” “Atlanta, GA (PRWEB) November 2, 2004 - ProNetworkTV, Inc. announces that the company is exercising its rights to own SmartVideo Technologies (OTC BB: SMVD.OB) intellectual property.” The press release lists Ruth King as the contact person for ProNetworkTV, Inc. Ruth King is a principal in ProNetworkTV, Inc. and the spouse of Robert J. Walters our Chief Technology Officer. ProNetworkTV, Inc. did not notify SmartVideo Technologies Inc. prior to their release of this announcement. Further, SmartVideo Technologies Inc. did not review, did not approve, and did not grant authorization for the release of this announcement. We have requested that this unauthorized press release be rescinded at the earliest possible date.

Pursuant to a Services Agreement dated April 1, 2002 between OVT, Inc., our subsidiary, and ProNetworkTV, Inc., ProNetworkTV, Inc. was conditionally granted the right to acquire a non-exclusive license for the SmartVshow product subject to certain terms and conditions as described in the Services Agreement. The Services Agreement dated April 1, 2002 does not contain any provision whereby the ownership of SmartVideo’s intellectual property would be transferred to ProNetworkTV, Inc. We regret any confusion or misunderstanding this unauthorized announcement may have created.

Recent Accounting Pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted for our calendar year ending December 31, 2004. We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

In June 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the first quarter of fiscal 2005. We do not expect the adoption of EITF Issue No. 02-14 will have any effect on our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about April 6, 2004, Mr. Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against us, Richard E. Bennett and our securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbrokers, First Associates Investments, Inc. We and the other defendants have made an appearance in the court through their respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards & Angell, LLP the right to appeal a chambers judge’s decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. We and the other defendants will vigorously defend any claims made by Mr. Hamouth.

On or about April 22, 2004, we filed a complaint with the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Mr. Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of the Company’s common stock since approximately January 1, 2003. We are seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which we may be entitled. Since filing the Complaint and serving Mr. Hamouth, Mr. Hamouth has filed an Answer. The Court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. Currently, the parties are engaged in the discovery process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During July and August   2004, we completed a group of private financing transactions. We received $333,952 of gross proceeds from these transactions. In these transactions, we sold 333,952 shares of common stock at purchase prices of $1.00 per share. These securities have been issued as restricted shares to eight accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Regulation D as promulgated thereunder.

On September 1, 2004, the Board of Directors approved 350,000 incentive stock option awards under the 2004 Equity Incentive Plan. These incentive stock option awards were awarded to six of our current employees and have an exercise price of $1.00 per share. The closing share price on the date preceding these awards was $2.07.

Also on September 1, 2004, the Company issued an incentive stock option award to Darren Breitkreuz, a former director, in the amount of 500,000 options. These options were previously authorized by the Board of Directors subject to shareholder approval of the 2004 Equity Incentive Plan. These options have an exercise price of $1.00 per share. The closing share price on the date preceding this award was $2.07.

During September 2004, we completed a group of private financing transactions. We received $120,000 of gross proceeds from these transactions. In these transactions, we sold 120,000 units consisting of one share of common stock and two ¼ common stock purchase warrants. The warrants are callable and redeemable. One of the warrants has an exercise price of $1.50 per share and the other warrant has an exercise price of $2.00 per share. The shares of common stock have piggy-back registration rights. These securities have been issued as restricted shares to five accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Regulation D as promulgated thereunder.

During October and November 2004, we completed a group of private financing transactions. We received $735,000 of gross proceeds from these transactions. In these transactions, we sold 735,000 units consisting of one share of common stock and two ¼ common stock purchase warrants. The warrants are callable and redeemable. One of the warrants has an exercise price of $1.50 per share and the other warrant has an exercise price of $2.00 per share. The shares of common stock have piggy-back registration rights. These securities have been issued as restricted shares to fifteen accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Regulation D as promulgated thereunder.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On August 31, 2004, we held the 2004 Annual Meeting of Stockholders of SmartVideo Technologies Inc. At this meeting, the Board of Directors submitted proposals to the stockholders to elect three directors until the next Annual Meeting of Stockholders, to approve the 2004 Equity Incentive Plan, and to ratify the appointment of our independent auditors for the current calendar year. The holders of 15,184,340 shares of stock entitled to vote, which constituted a quorum, were present at the annual meeting in person or by proxy. As of the record date, there were 21,394,767 shares issued and outstanding.

Proposal No. 1 - Election of Directors. Three nominees, Robert J. Walters, Richard E. Bennett, Jr., and Darren Breitkreuz, were submitted to a vote of the stockholders. The nomination of Messr. Robert J. Walters to serve as a director was rejected be the stockholders with 7,179,040 stockholders voting for his nomination and 8,005,300 votes withheld. The nomination of Messr. Richard E. Bennett, Jr. to serve as a director was approved be the stockholders with 15,179,040 stockholders voting for his nomination and 5,300 votes withheld. The nomination of Messr. Darren Breitkreuz to serve as a director was rejected be the stockholders with 3,166,540 stockholders voting for his nomination and 12,017,800 votes withheld.

Proposal No. 2 - Approval of the 2004 Equity Incentive Plan. A proposal to approve our 2004 Equity Incentive Plan was submitted to a vote of the stockholders. The required affirmative vote was met. 13,100,332 voted in favor of the proposal, 54,769 voted against the proposal, 634 abstained from voting, and 2,038,698 did not vote.

Proposal No. 3 - Ratification of Sherb & Co. LLP as the Company’s Independent Accountants. The appointment of the accounting firm of Sherb & Co. LLP for the calendar year ending December 31, 2004 was confirmed by the shareholders. 15,181,640 voted in favor of the proposal, 2,000 voted against the proposal, and 700 abstained from voting.

Item 5. Other Information

On November 2, 2004, ProNetworkTV, Inc. disseminated a press release announcing that “ProNetworkTV, Inc. Exercises its Right to SmartVideo Technology.” “Atlanta, GA (PRWEB) November 2, 2004 - ProNetworkTV, Inc. announces that the company is exercising its rights to own SmartVideo Technologies (OTC BB: SMVD.OB) intellectual property.” The press release lists Ruth King as the contact person for ProNetworkTV, Inc. Ruth King is a principal in ProNetworkTV, Inc. and the spouse of Robert J. Walters our Chief Technology Officer. ProNetworkTV, Inc. did not notify SmartVideo Technologies Inc. prior to their release of this announcement. Further, SmartVideo Technologies Inc. did not review, did not approve, and did not grant authorization for the release of this announcement. We have requested that this unauthorized press release be rescinded at the earliest possible date.

Pursuant to a Services Agreement dated April 1, 2002 between OVT, Inc., our subsidiary, and ProNetworkTV, Inc., ProNetworkTV, Inc. was conditionally granted the right to acquire a non-exclusive license for the SmartVshow product subject to certain terms and conditions as described in the Services Agreement. The Services Agreement dated April 1, 2002 does not contain any provision whereby the ownership of our intellectual property would be transferred to ProNetworkTV, Inc. We regret any confusion or misunderstanding this unauthorized announcement may have created.

Item 6. Exhibits
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

SMARTVIDEO TECHNOLOGIES, INC.

By:	/s/ Richard E. Bennett, Jr.	November 22, 2004
	Richard E. Bennett, Jr.	Date
President, Chief Executive Officer & Director
(Chief Executive Officer)
(Chief Financial Officer and Principal Accounting Officer)

