Form 10KSB
period 2004-12-31
SMART VIDEO TECHNOLOGIES INC
filed 2005-04-29
CIK 1089525

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________

FORM 10-KSB

(Mark One)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-26809

__________________________

SMARTVIDEO TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware	91-1962104
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

1650 Oakbrook Drive, Suite 405
Norcross, Georgia	30093
Address of principal executive offices	Zip Code
(770) 729-8777
Issuer's telephone number

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value
______________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer's revenues for the fiscal year ended December 31, 2004 were $118,733.

The aggregate market value of the voting common stock held by non-affiliates of the issuer as of April 21, 2005 was approximately $39,937,000 (computed based on the closing sale price of the common stock at $2.89 per share as of such date). Shares of common stock held by each officer and director and each person owning more than 10% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of April 21, 2005 was 25,999,069.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One): Yes  ☐   No ☒

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including our expectations, intentions, beliefs, or strategies regarding the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed under the section entitled "Certain Factors Which May Impact Future Results," in this Report.

PART I

Item 1.	Description of Business

SmartVideo Technologies, Inc., a Delaware corporation ("SmartVideo," "the Company," "we," "us," or "our," hereafter) is a provider of mobile entertainment services. We were incorporated in 1984. We are in the business of purchasing the rights to video/television content for the mobile handset market and delivering the video content to mobile subscribers for a monthly fee. Additionally, we anticipate being in the business of providing managed services for network operators (carriers) and for major content owners/distributors. We intend to expand our market opportunity by ultimately delivering video services to all forms of devices capable of receiving an Internet Protocol, or IP, data stream and having this data stream rendered into visible images on displays.

We specialize in the delivery of high-quality digital media solutions to the narrowband market space and provide a resource savings for delivery of digital media to the broadband market. In April 2004, we showcased our cellular solutions at the National Association of Broadcasters (NAB) trade show in Las Vegas and demonstrated our unique ability to deliver high-quality video to cellular/mobile phones at an average frame rate of 15-24 fps (frames per second). The 2004 NAB show established foundational credibility that enabled us to pursue the content rights necessary to develop a service. We anticipate that through the acquisition of these content delivery rights, we will be able to acquire a large base of customers, network operators and content owners who will use our services to deliver both free and paid content to mobile subscribers around the world. Our immediate strategy is to grow and leverage our technological advantage to excel in the emerging market for premium digital video content for today's mobile customers. Our mobile solutions are available using today's 2.5G or 3G cellular data networks and today’s wi-fi networks.

While we do not intend to abandon the business we have developed of delivering digital media and multimedia content and presentations to the corporate, educational and governmental sectors, and business-to-business market, we have analyzed our business model and have determined it is in our best interest to focus our efforts on the entertainment and broad-based communications arena. We believe this arena represents the best opportunity to enhance shareholder value. We believe the business-to-business market to be highly fragmented with only a limited opportunity for consolidation at this time. We do expect this market to develop and mature over the coming years and this represents a significant opportunity for the future. We do not expect the business-to-business market to contribute in any significant way to our revenues through 2006.

In January 2005, we launched our direct-to-the-consumer mobile video service. This service provides our customers with access to high-quality video programming that is transmitted directly to our customers' SmartPhone cellular handsets or to Wi-Fi enabled Personal Data Assistants (PDA) devices that are connected to the Internet via a wireless local area network. (We define a SmartPhone as a mobile cellular handset that is Internet enabled, has some type of Internet browser, and has either a Windows Media Player or has a RealNetworks Media Player.) We are a service provider to subscribers on all of the major U.S. cellular carriers. We provide demonstration accounts, where we have acquired the necessary video distribution rights, to viewers in more than 70 countries, operating on more than 150 carriers.

In general, we license the distribution rights on either a “fixed-fee, per subscriber, per month” or on a revenue-sharing basis. These license fees are payable to the content owners, producers, or distributors for each respective channel. Licensee fees range from as low as $0.04 per subscriber per month to as much as 50% of the net collected revenue for revenue-sharing arrangements. The pricing is based on individual negotiations of the specific rights (including geographic and technology platforms), the amount and quality of the content, and the estimated appeal of the content to our current and prospective subscribers. In 2004, we derived a substantial portion of our revenues from five customers in the business-to-business arena, which accounted for 75% of our revenues. We do not expect this to be the case for 2005 and subsequent years because we expect to attain a wide, diverse subscriber base in the mobile entertainment industry.

We are currently delivering the following video content to our subscribers:

▪	ABC News Now

▪	ABC News

▪	CNBC

▪	MSNBC

▪	NBC Mobile

▪	Weather Channel Live

▪	Weather Channel Local & Regional Forecast

▪	FOX Sports

▪	DIC Cartoons

▪	iFilm

▪	Professional Championship Wrestling

We also have obtained the necessary rights, and anticipate including the following video content to our subscribers over the next quarter:

▪	BMANIA

▪	CHRONICLE

▪	COLOURS

▪	PUMA TV

▪	TV SUPERSTORE

▪	Gospel Music Television

▪	3ABN

▪	BYU

▪	Daystar Television Network

▪	Golden Eagle Broadcasting

▪	INSP

▪	JCTV

▪	NuGospel Broadcasting

▪	TBN

▪	The Church Channel

▪	FAMILYNET

▪	CANAL SUR

▪	CINE MEXICANO

▪	LTV (LATIN TV)

▪	TBN ENLACE USA

▪	TV CHILE

▪	TV COLOMBIA

▪	VIDAVISION

We are in continuous discussion with content owners and distributors and we intend to obtain the rights to distribute additional content. We intend to add content in the areas of sports, music and other general entertainment. Additionally, we believe that local news, weather, sports, community affairs, and event programming (“local programming") will play a key part in our subscriber growth, long-term service adoption, and subscriber loyalty.

To subscribe to our service, customers download a small software application to their mobile handset, which includes security features and a desktop icon. Subscribers use their credit card to pay for and activate their service. The activation process requires no special equipment, nor does it typically require technical assistance. For those subscribers that have technical difficulty or questions, we provide a toll-free number to access a 24-hour call center.

Since the launch of the service in January 2005, we have acquired subscribers through a commerce portal included on the SmartVideo website, as well as links from various third-party websites. We have also promoted our service through an aggressive public relations campaign that featured articles and information about SmartVideo in print, web, radio and television, geared towards driving potential subscribers to sample our service on a trial basis and ultimately subscribe to the service. Our successful public relations campaign has generated coverage in Wireless Week, TV Week, Broadcast & Cable, ABC News, Wall Street Journal Online, CBS News, Chicago Tribune, Los Angeles Times, Forbes, Boston Globe, The Tony Danza Show, Dow Jones Newswire, as well as many other prestigious media outlets. Moving forward, SmartVideo plans to market and promote our service to potential subscribers through a combination of general media advertising, co-op advertising with partners and distributors and through co-marketing arrangements with our content providers.

Since January 2005, we have had a total of approximately 16,000 trial users, of which approximately 1,100 are currently active. We have had approximately 900 paying subscribers, of which approximately 750 are active. These numbers are indicative of: 1) insufficient funding for deployment of all the content channels we have obtained the rights; 2) insufficient funding to develop distribution programs and support; and 3) insufficient financial support for marketing resources. We have developed a plan to address these issues and with the recent capital infusion, we have the short-term resources to execute the plan as described in Key Initiatives in subsequent pages.

Key Strengths

Our principal business is characterized by the following key strengths:

•
Core Technology. We have developed a core technology platform that is optimized for the efficient utilization of Internet bandwidth in conjunction with streaming video. We believe that we deliver the highest quality video stream for any given Internet bandwidth utilized. Surrounding the core technology are a series of modules that aid content owners in the protection of their intellectual property, aid us in the execution of our geographic rights commitments to content owners, provide for the programming, billing, reporting, data-mining and quality of service (QOS) monitoring, and provide tools that allow carriers to manage the utilization of their networks.

•
Compatibility. We believe that we have deployed a technological infrastructure that is compatible with nearly all data network configurations, Wi-Fi data networks, and a significant number of handset models. We believe that our key technological strengths include:

•	Delivery of live, on-demand, and download-and-play television and video programming to SmartPhones;

•	Microsoft Windows Mobile OS, Linux and Symbian OS (6.0 and above) handsets, which accounts for more than 10% of cellular handsets;

•	Microsoft PocketPC and Windows CE OS handsets, which accounts for nearly 50% of all PDA handsets; and

•	15+ Frames Per Second (FPS) on 2.5G cellular data networks;

•	24+ FPS on current and planned 3G cellular data networks;

•	28+ FPS on Wi-Fi data networks, which is virtually a "TV-like" experience for the subscriber;

•
A real-time monitoring capability and the deployable tools enabling the carrier to actively manage the consumption of carrier network resources at a system-wide level, a regional level, the MTSO level, and the base station level.

•
High-Quality Picture and Sound. We believe our programming provides customers with high quality video for a given bandwidth. We believe that our live linear video feed compares favorably to download and play technology, without the extended wait time for the download to complete. This reduced wait time and high quality provide a significant competitive advantage. We believe that quality is a key differentiation between our service and all competing services.

•
Substantial Channel Capacity and Programming Content. As a result of our technical architecture and system capacity, we believe that we are able to deliver to our customers one of the widest selections of programming available today.

•
Access to Global Media Companies. We formed a Board of Advisors in 2004, whose primary role is to advise us on the development of relationships with global media companies. Our Board of Advisors consists of leading current and past executives from media production and distribution companies. The Board of Advisors include:

Herman Rush - Former Chairman and Chief Executive Officer of Coca-Cola Telecommunications, former Chief Executive Officer of Columbia Picture Television Group, Executive Producer of the Montel Williams Show for seven years. Mr. Rush is a past Governor of the Board of Governors of the Television Academy of Arts and Sciences.

Joseph Indelli - Mr. Indelli is the former President of MTM (Mary Tyler More) Television Distribution Group, former President of Columbia Pictures TV Distribution, and former Senior Vice President of Metromedia Producers Corp.

Peter Sealey - Founder and Chief Executive Officer of Los Altos Group. He spent over 21 years at The Coca-Cola Company holding a variety of key positions including Chief Marketing Officer. Mr. Sealey has served as a management consultant to leading firms including Sony New Technologies, Anheuser-Busch, Visa U.S.A., UPS, Johnson & Johnson, Hewlett-Packard, Eastman Kodak and Nokia.

James Rosenfield - Owner/President of JHR & Associates. He is the former Managing Director at Veronis Suhler & Associates Investment Bankers, past Chairman and Chief Executive Officer of John Blair Communications, and has held various senior management positions at CBS.

Frederick Pierce - Former President of the American Broadcasting Companies including the acquisition, operation and creation of ESPN, Lifetime and Arts & Entertainment Networks. Mr. Pierce also served as President of ABC Television and Executive Vice President and President of ABC, Inc. He has also served on the Board of Directors of Capital Cities/ABC Inc.

Robert L. Friedman - Former President of AMC Theatres Entertainment International. Prior to AMC, Mr. Friedman was President of Columbia Pictures Distribution and was also associated for 20 years in various executive positions at United Artists Corporation, including Executive Vice President of Distribution and Marketing.

Background of Our Business

Until recently, mobile phone technology and cellular data network capabilities have been insufficient to support streaming video to mobile phones at a minimum frame rate of 15 fps, which is generally considered to be the minimum acceptable quality for consumers. We believe that we are the only company capable of delivering video at 15-24 fps to today’s SmartPhones over today’s existing 2.5G cellular data networks.

We approached the video streaming challenge at a number of points, with the intent of making the experience for the user easy, familiar, satisfying and inexpensive. We use Microsoft’s Windows Media as the basic technology platform. The keys to our approach lie in our proprietary engineering and proprietary software processes applied at every stage, from digitizing the original video, its encoding, the delivery infrastructure and ultimately sensing the viewer’s connection to the Internet. All of these ingredients are applied to facilitate our streaming of quality video, be it at 30Kbps or 300Kbps.

Our Business Strategy

Our overall goal is to provide customers a high quality mobile television experience. For our consumer branded service, our strategy focuses on offering our customers differentiated and exclusive content, attaining leadership in technology and enhancing our sales and marketing, distribution and customer service.

For our prospective managed service offerings, we provide a range of services. We have developed a tiered deployment strategy ranging from a pure sell-thru relationship with the carrier, the Fast-Start program, to the Partner Program, a fully integrated technology solution that is deployed within the carrier network. We recognize that each carrier has different business goals, objectives, timing, and deployment processes - the Programs are guideposts that can be tailored for each carrier's specific needs. We intend to consult with the carrier to develop the most appropriate support program, create an implementation process, and support the carrier throughout the relationship.

Fast-Start Program. The Fast-Start Program is a television service sell-thru program whereby we provide all the necessary program elements for the carrier; including content, a subscriber commerce portal, a demonstration portal, and all the network elements to deliver the service.

The carrier actively markets the service to its SmartPhone subscribers in their general advertising, press and publicity campaigns. The Fast-Start Program may be activated on a six-week expedited schedule.

The Fast-Start Program is technically an accessory, meaning it is non-invasive, no technical modifications, and no infrastructure additions, no certifications or adaptations required. The carrier simply promotes live TV to their SmartPhones "Powered by SmartVideo." At this level, the carrier is a reseller of the SmartVideo branded service.

The Co-Op Program. In the Co-Op Program, the carrier takes a more active role in providing content, where they may already have content relationships. Carriers may include their own content, branded as proprietary carrier content or SmartVideo content, or both. We deliver infrastructure, Digital Rights Management (DRM) and program management. The carrier usually provides all subscriber commerce and significant marketing and promotion.

Partner Program. The Partner Program is designed to leverage the technical, marketing, and content relationships of the carrier. As a participant in the Partner Program, the carrier will deploy video publishing points within the carrier's network significantly reducing their costs for public Internet access. The deployment of the video publishing points requires an investment in media servers and the licensing of publishing software from us. We retain the responsibility for the content management and DRM.

Under the Partner Program, our services may be branded by the carrier. Under this scenario, the carrier is responsible for marketing the service to its subscribers and for the entire commerce transaction.

Carriers who wish to participate in the Partner Program but are concerned about the initial upfront investment involved in installing the publishing points may lease and install the hardware and software directly through us. We will also provide primary support for the system.

Key Initiatives:

•
Increase Number of Subscribers. We have reported three major issues that need immediate improvement: 1) Deploy all content channels where we have obtained the necessary rights; 2) Implement diverse and effective distribution programs; and 3) Increase marketing resources. The recent funding has provided the necessary resources to initiate solutions for each of these issues.

o
To date, we have deployed approximately 11 channels of content. We have obtained the necessary rights to distribute another 23 channels of content. We plan to roll-out these additional channels by the end of the second quarter of fiscal year 2005.

o
SmartVideo has developed compelling programs that are designed to be appealing to traditional retailers, Internet retailers, and distributors of mobile handset devices and plans. SmartVideo is actively developing distribution relationships.

o
SmartVideo has increased the available manpower in the Marketing Group. These resources are building and implementing the distribution programs, developing advertising strategies, producing literature, updating the Company website, and marketing to potential distribution partners.

•
Expand Local Channel Service. Over the last several years, expanded local channel service has been a significant growth driver for similar services, like cable and direct broadcast. In general, we believe that we will attain greater subscriber growth, higher subscriber retention and higher Average Revenue per User (ARPU) in those markets where we deliver local channels to subscribers.

•
Enhanced Electronic Program Guide. We believe it is essential for customers to easily navigate through the multitude of channels that we offer. The issues associated with channel navigation are particularly critical for mobile devices due to the limited space available on each screen, the limited functionality of many handsets, and the relatively limited bandwidth available, especially for 2.5G cellular devices.

•
Expand International Programming. We intend to continue expanding our international programming because we believe there is a large underserved market for our services in markets inside the U. S. We have obtained worldwide rights to certain content and plan to expand our subscriber base beyond the U.S.

•
Technology Leadership. We believe that technological leadership will play an important role in our ability to introduce services that are customer-friendly and reduce costs. We intend to continue the development of our core technology, with particular interest in the area of integration of third-party high-performance video and audio codecs.

•
Expand the number of Compatible Handsets. Our services are compatible with Microsoft Windows Mobile O/S, Symbian O/S, and Linux O/S handsets, representing about 12% of the U.S. market and all Windows O/S PDA devices, which comprise about 90% of all PDA handsets. We intend to expand our market opportunity by providing support for additional handset types and operating systems.

•	Enhanced Sales Distribution. We intend to increase subscriber growth by expanding our distribution while enhancing our sales and marketing along with customer service.

Competition

Our industry is early in its development, with each competitor offering distinctive services and distinctive business models. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, wireless companies, Direct-to-Home (DTH) companies, Regional Bell Operating Companies (RBOCs) and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources than we have. We believe that the quality and variety of video, audio, interactive programming, access to service, customer service and price are the key elements for gaining and maintaining market share.

Cellular Carriers. We face substantial competition in the mobile video industry from cellular telephone companies. Most cellular carriers have a large, established customer base, and many have significant investments in companies that provide programming content. It is unclear whether a carrier developed and deployed product will be a long-term player in this market, or whether the carrier will co-brand and adopt the services of a content aggregator who provides a high value-added service and delivery infrastructure.

Content Aggregators. We encounter competition in the mobile video industry from third-party content aggregators. These content aggregators perform services similar to us; however, such companies presently do not deliver the quality of video image that we do on 2.5G cellular networks.

Regulation

At this time, our service is not subject to any governmental regulation; however, in the future, we may be subject to U.S. government regulation, primarily by the FCC and, to a certain extent, by Congress, other federal agencies, state and local authorities and the International Telecommunications Union (ITU), a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

Employees

As of December 31, 2004, we had 12 full time employees. We believe that our employee relations are good. None of our employees are represented by labor unions.

Item 2.	Description of Property

We currently sub-lease approximately 8,000 square feet of office space from an entity owned by the spouse of Robert J. Walters, a holder of more than 10% of our common stock. The office space currently serves as our corporate headquarters located in Norcross, Georgia. We pay rent of $8,000 per month on a lease which expires on August 31, 2005.

Item 3.	Legal Proceedings

From time-to-time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and the amount of the loss is probable.

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against us, our Chief Executive Officer and sole director, Richard E. Bennett, Jr. and our securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. We and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards & Angell, LLP the right to appeal a chambers judge's decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards & Angell, LLP. Since the court's entry of judgment in the appeal, Mr. Hamouth has taken no further steps in his claims against us or Mr. Bennett. We intend to vigorously defend any claims made by Mr. Hamouth~~.~~ should further action be taken by him in this dispute.

On or about April 22, 2004, we filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of our common stock since approximately January 1, 2003. We are seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which we may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, we received notice that Mr. Hamouth's attorney in this matter has withdrawn from the case.

On or about June 30, 2004, Rene Hamouth filed a stockholder derivative action on behalf of us, as a nominal defendant, against Richard E. Bennett, Jr., Robert J. Walters and William R. Dunavant in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action File No. 1:04-CV-1921-TWT. In his complaint, Mr. Hamouth alleged that Messrs. Bennett, Walters and Dunavant failed to forfeit three million shares of our Series A Convertible Preferred Stock in breach of a Stock Exchange Agreement dated November 9, 2002, among us and Messrs. Bennett, Walters and Dunavant. Mr. Hamouth alleged that the Preferred Stock was required to be forfeited if we did not have pre-tax earnings of at least $220,000 for our fiscal year ended September 30, 2003. On January 21, 2005, Mr. Hamouth filed his Consent Motion to Dismiss without Prejudice. On February 8, 2005, the Court granted Mr. Hamouth's Consent Motion to Dismiss without Prejudice and dismissed the case without prejudice.

On July 5, 2004, we entered into a distribution agreement with Open Systems Solution, Ltd. Certain issues arose regarding the terms of the agreement and the parties have mutually agreed to terminate the contract. The parties are currently engaged in the process of ending the relationship pursuant to the terms and conditions of a settlement agreement, which are anticipated to provide for a release of all actual or potential claims against us.

On July 8, 2004, Todd Mann, Sandy Goldman, Stefanie Paulos, David Gregory, Robert Jetmundsen, Bob Corn, and Jim Douglass filed suit against us, our wholly-owned subsidiary, OVT, Inc., Richard E. Bennett, Jr., Robert J. Walters, and Kevin D. McNeil in the Superior Court of Gwinnett County, Georgia, Civil Action File No. 04A-07491-7. The suit sought to enforce certain alleged option rights against OVT, Inc. and to convert those option rights to options for shares of our common stock. The suit also sought compensatory damages for the value of the alleged options. The suit also asserted claims against Messrs. Bennett, Walters, and McNeil for alleged tortuously interference with the option rights. On November 22, 2004, the plaintiffs dismissed their suit without prejudice.

On November 15, 2004, we, our subsidiary, OVT, Inc., Robert J. Walters, Richard E. Bennett, Jr. and William R. Dunavant filed suit against Balboni Law Group, LLC, Gerardo M. Balboni, II, and Baker Donelson, Bearman, Caldwell & Berkowtiz, PC, in the State Court of Fulton County, Georgia, Civil Action File No. 04V50744704. The suit alleges breach of contract, negligence and breach of fiduciary duty relating to the legal services provided by the defendants to the plaintiffs. The suit alleges that the defendants committed legal malpractice and breached their fiduciary duties to the plaintiffs in drafting, advising, and negotiating legal documents for the plaintiffs, including the Stock Exchange Agreement, dated November 19, 2002, among and between Armagh Group, Inc., OVT, Inc., Richard E. Bennett, Jr., Robert J. Walters, and William R. Dunavant. The suit also alleges certain conflicts of interests resulting from the defendants' representation of others, including the Armagh Group, Inc. and Rene Hamouth. In the suit, the plaintiffs seek damages in an excess of $6,000,000. Pursuant to extensions provided by the plaintiffs, an answer to the suit has not yet been filed by the defendants. The parties are currently discussing the use of alternative dispute resolution procedures to resolve the suit, including mediation.

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of ours, announced its intention to bring legal action in the form of a mediation/arbitration against us in regard to our alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of our products. The dispute includes claims of SVEL that we had anticipatorily breached our agreement with SVEL, thus allegedly inhibiting the development of SVEL's business utilizing our technology on an exclusive basis throughout 25 countries throughout the European Union. We contend that we had the right to terminate the agreement because of breaches by SVEL. We believe that the claim is wholly without merit and intend to defend the claim vigorously, if a legal action is ever instituted.

On March 31, 2005, Mr. Richard Seifert and KC Adventures, Inc. filed with the American Arbitration Association in Atlanta, Georgia, certain claims against us and our wholly-owned subsidiary, OVT, Inc. The arbitration case number is 30-181-559-05. The Statement of Claim filed by the claimants against us and OVT, Inc. asserts causes of action for breach of contract, breach of fiduciary duty, unjust enrichment, violation of Pennsylvania's Commissioned Sales Representative Act, accounting and declaratory judgment. The claims are based upon a Representation Agreement, dated February 6, 2003, between KC Ventures Group and OVT, Inc. and the Advisory Agreement dated February 19, 2003, between us and KC Ventures. One or both claimants contend that they have earned or will earn compensation under the Representation Agreement in excess of $10,000,000 for providing customers and content to us and OVT, Inc. Further, one or both claimants also contend that they have earned fees under the Advisory Agreement in excess of $1,000,000 and certain stock options as a result of capital raised for us. We intend to vigorously defend against these claims.

Except as set forth above, we believe that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

Trading History

Our common stock has been listed for trading on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board, or the OTC Bulletin Board, under the symbol "SMVD" since January 7, 2003. The following is a summary of the high and low closing prices of our common stock on the OTC Bulletin Board during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in our common stock has not been extensive and such trades should not be characterized as constituting an active trading market.

	Closing Sale Price
	High	Low
Year Ending December 31, 2005
First Quarter	$5.82	$2.95

Year Ended December 31, 2004
First Quarter	$9.60	$4.61
Second Quarter	$7.00	$2.50
Third Quarter	$3.71	$1.92
Fourth Quarter	$5.00	$2.25

Year Ended December 31, 2003
First Quarter	$2.26	$1.53
Second Quarter	$2.08	$1.51
Third Quarter	$3.75	$1.65
Fourth Quarter	$6.00	$2.95

On April 21, 2005, the closing sales price for the common stock was $2.89, as reported on the website of the Over-the-Counter Bulletin Board. As of April 21, 2005, there were approximately 1,100 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 25,999,069 outstanding shares of common stock.

Dividends

Since inception, we have not declared or paid any dividend on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

Information concerning securities authorized for issuance under our equity compensation plans appears in Part III, Item 11 of this Report under the caption "Equity Compensation Plan Information" which is incorporated herein by reference.

Recent Issuances of Unregistered Securities

In February 2004, a holder of our 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $1.00 per share of common stock. We had originally received gross proceeds of $100,000 upon the issuance of this 10% Convertible Promissory Note. A total of 109,830 shares of common stock were issued under this conversion including accrued interest through the date of conversion. The transaction and the shares of common stock were exempt from registration pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

In March and April 2004, holder of our 10% Convertible Promissory Note exercised their conversion rights at a conversion price of $0.75 per share of common stock. We had originally received aggregate gross proceeds of $130,000 upon the issuance of these 10% Convertible Promissory Note. A total of 192,729 shares of common stock were issued under this conversion including accrued interest through the dates of conversion. The transaction and the shares of common stock were exempt from registration pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act.

From January through August 2004, we completed a series of private financing transactions. We received an aggregate $1,379,952 of gross proceeds from these transactions and issued an aggregate of 1,151,048 shares of common stock at purchase prices ranging between $1.00 and $3.50 per share, with an average weighted purchase price of $1.20 per share. These securities have been issued to an aggregate of 29 accredited investors in a private placement exempt from registration under the Securities Act of 1933 in reliance on exemptions provided in Section 4(2) and Regulation D promulgated thereunder.

In March 2004, the holders of the 12,000,000 shares of convertible preferred stock provided notification to us for the conversion of their shares into common stock. Under the terms of the convertible preferred stock, the stockholders were issued a total of 12,000,000 shares of common stock. These shares of common stock were issued as restricted shares exempt from registration under Section 4(2) of the Securities Act.

On May 1, 2004, the Board of Directors granted options for an aggregate of 750,000 shares of common stock under the 2004 Equity Incentive Plan. These stock options were awarded to five members of our outside Advisory Committee, Herman Rush, Joseph Indelli, Peter Sealey, James Rosenfield, and Frederick Pierce, with have an exercise price of $3.50 per share.

On June 1, 2004, the Board of Directors granted an option for 500,000 shares of common stock under the 2004 Equity Incentive Plan to Darren Breitkreuz, a former director, to purchase common stock, with an exercise price of $1.00 per share. At the time of the grant, Mr. Breitkreuz was one of our directors.

On September 1, 2004, the Board of Directors approved options for an aggregate of 850,000 shares of common stock under the 2004 Equity Incentive Plan. These stock option awards were awarded to six employees and have an exercise price of $1.00 per share. The closing share price on the date preceding these awards was $2.07.

During September 2004, we completed a group of private financing transactions. We received $120,000 of gross proceeds from these transactions and sold 120,000 units consisting of one share of common stock and two ¼ common stock purchase warrants. The warrants are callable and redeemable. One of the warrants has an exercise price of $1.50 per share and the other warrant has an exercise price of $2.00 per share. The shares of common stock have piggy-back registration rights. These securities have been issued as restricted shares to five accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Regulation D as promulgated thereunder.

During October and November 2004, we completed a series of private financing transactions. We received an aggregate of $960,000 of gross proceeds from these transactions and sold 960,000 units of our securities, consisting of one share of common stock and two ¼ common stock purchase warrants. The warrants are callable and redeemable. One of the warrants has an exercise price of $1.50 per whole share and the other warrant has an exercise price of $2.00 per whole share. The shares of common stock have piggy-back registration rights. These securities have been issued as restricted shares to an aggregate of 20 accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Regulation D as promulgated thereunder.

In January 2003, we engaged Interim CFO Solutions LLC to assist us in the preparation of our U.S. Securities and Exchange Commission filings and to provide general management consulting services. On November 29, 2004, Interim CFO Solutions LLC delivered a notice of conversion whereby it converted $800,000 of liabilities owed to it into equity in a transaction consisting of two parts. The terms of the conversion were priced contemporaneously on the same terms as a series of private placements during October and November 2004. In part one of the transaction, $400,000 of the amount due and payable was converted into equity for an aggregate of 400,000 units. Each unit consisted of one share of common stock and two ¼ common stock purchase warrants with exercise prices of $1.50 per share and $2.00 per share. In part two of the transaction, the remaining $400,000 was used to purchase the right, to purchase 1,739,130 units at $1.00 per unit, at a total exercise price of $1,739,130. This warrant is exercisable beginning on October 1, 2005 and expires on September 30, 2010. Each unit consisted of one share of common stock and two ¼ common stock purchase warrants with exercise prices of $1.50 per share and $2.00 per share. The shares of common stock and the common stock underlying the warrant(s) have piggy-back registration rights. These securities have been issued as restricted shares in a private placement exempt from registration under Section 4(2) of the Securities Act and Regulation D as promulgated thereunder.

On December 6, 2004, we awarded 150,000 stock options under our 2004 Equity Incentive Plan to a new member of our outside Advisory Committee.

On December 7, 2004, we awarded one of our advisors with 250,000 common stock purchase warrants with an exercise price of $2.25 per share. These warrants are exercisable immediately and expire five years from the date of issuance. The shares of common stock underlying the warrants have piggy-back registration rights. These securities have been issued as restricted shares in a private placement exempt from registration under Section 4(2) of the Securities Act and Regulation D as promulgated thereunder.

Also, on December 7, 2004, we award 420,000 stock options to eight of our employees and 250,000 stock options to four advisors with an exercise price of $2.25 per share under the terms of our 2004 Equity Incentive Plan.

On December 31, 2004, we completed a private placement in which we issued 341,236 shares of common stock at $2.25 per share and warrants to purchase up to an additional 170,618 shares of common stock at an exercise price of $3.50 per share, resulting in gross proceeds of approximately $767,750. The warrants have a five-year term. The shares of common stock and the shares of common stock underlying the warrants have piggy-back registration rights. These securities have been issued as restricted shares to an aggregate of 18 accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Regulation D as promulgated thereunder.

On March 29, 2005, we completed a private placement in which we issued 1,761,235 shares of common stock at $2.25 per share and warrants to purchase up to an additional 880,620 shares of common stock at an exercise price of $3.50 per share, resulting in gross proceeds of approximately $3,962,750. The warrants have a five-year term. In connection with this private placement, we paid a finders fee of $238,725 in cash and issued warrants to purchase up to 106,100 shares of common stock at $2.25 per share and warrants to purchase up to 53,050 shares of common stock at $3.50 per share to Forte Capital Partners, LLC, the placement agent in the transaction. Further, the placement agent has agreed to purchase an additional $740,000 of the securities issued in the transaction, consisting of 328,889 shares of common stock and warrants to purchase up to an additional 164,445 shares of common stock at a purchase price of $3.50 per share, no fewer than 3 days prior to the registration statement going effective, or in the case that the registration does not go effective, by the one-year anniversary of the financing, March 29, 2006. We have agreed to file a registration statement with respect to the securities issued in this March 2005 private placement. These securities have been issued as restricted shares to an aggregate of 31 accredited investors in a private placement exempt from registration under Section 4(2) of the Securities Act and Regulation D as promulgated thereunder.

Item 6.	Management's Discussion and Analysis or Plan of Operation

This discussion presents management's analysis of our results of operations and financial condition as of and for each of the years in the two-year period ended December 31, 2004 and 2003, respectively. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this Report.

Overview

We are a provider of turnkey digital media solutions and the technology that enables the management and delivery of high quality live or on-demand television or video presentations to media enabled devices via the Internet and other digital networks including cellular/mobile phones, and cellular or wireless connections. We have developed and market products and services enabling audio, video, and other multimedia content to be viewed through both broadband and narrowband (dial-up and cellular) Internet connections.

We specialize in the delivery of high-quality digital media solutions to the narrowband market space and provide a resource savings for delivery of digital media to broadband devices. In April 2004, we showcased our cellular solutions at the National Association of Broadcasters (NAB) trade show in Las Vegas and demonstrated our unique ability to deliver high-quality video to cellular/mobile phones at an average frame rate of 15-24 fps (frames per second). The 2004 NAB show established foundational credibility that enabled us to pursue the necessary content rights to develop a service. We anticipate that through the acquisition of these content delivery rights, we will be able to acquire a large base of customers, network operators and content owners who will use our services to deliver both free and paid content to cellular/mobile phone users around the world. Our strategy is to grow and leverage our technological advantage to drive the creation of a market for premium digital video content to today's cellular/mobile phone customers. Our cellular/mobile solutions are available using today's 2.5G cellular data networks or the new 3G data networks as they are implemented.

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

We typically provide services to our customers under volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain arrangements, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. From time to time, we lease hardware to our customers enabling them to facilitate a live broadcast. In certain situations, we may sell hardware to our resellers under the specific terms of our agreements with them.

Revenue is recognized as earned upon the delivery of service to our customers. This is typically when a digital media or multimedia broadcast is viewed or in the case of hardware, when it is delivered.

Software Development Costs

Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires certain development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of such costs require considerable judgment by management with respect to certain external factors such as anticipated revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant.

Accounting for Stock-Based Compensation

We apply the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25”) and related interpretations in accounting for stock-based compensation plans. Under APB 25, we generally do not recognize compensation expense on the grant of options under our 2004 Equity Incentive Plan because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. We apply the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”).

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options.

Results of Operations

Year Ended December 31, 2004 compared to 2003

Revenues

Revenues consist typically of license fees from volume-based usage arrangements of our digital media and multimedia broadcast products and services, and under certain circumstances, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. From time to time, we will lease hardware to our customers enabling them to facilitate a live broadcast. In certain situations, we may sell hardware to our resellers under the terms of our agreements with them. Our revenues increased by 87% from $63,451 in 2003 to $118,733 in 2004. The increase in revenues for the year ended December 31, 2004 of approximately $55,000 when compared to the same period in 2003 is primarily due to increases in the minutes viewed of digital media, special broadcast presentations and multimedia broadcasts and a pilot program developed for a prospective customer. The majority of our increase came from new customers that are not related parties.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $519,000 for the year ended December 31, 2004 as compared to the same period in 2003. This increase from $515,850 in 2003 to $1,034,951 in 2004 is attributable to our continuing efforts to fill key positions that will enable us to leverage our future prospects and growth.

Consulting fees

Our consulting fees increased by approximately $315,000 for the year ended December 31, 2004 as compared to the same period in 2003. This increase from $641,752 in 2003 to $956,613 in 2004 is primarily attributable to specialized consulting services on new projects and expanded operational services on an ad hoc basis.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $52,000 for the year ended December 31, 2004 when compared to 2003 is due to the moving of our hosting services from our facility to a third-party data center and additional variable costs associated with an increased volume of viewer minutes.

Professional fees

Professional fees primarily include legal and audit related fees. The increase in professional fees of approximately $168,000 is primarily due to legal fees, incurred in connection with matters related to being a publicly-traded company, litigation, and costs related to content acquisition including negotiations and contract preparation or review.

Selling, General and Administrative

Sales, general and administrative expenses consist primarily of trade shows, travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities, increased expenses associated with the expansion of our staff and other general and administrative expenses. The increase in selling, general and administrative expenses in 2004 of approximately $710,000 when compared to 2003 is primarily due to participation in multiple trade shows to showcase our cellular and wireless products to carriers and content providers/distributors, increased focus on marketing efforts, and the higher travel expenses associated with these increased marketing efforts for our products and services.

Non-cash, Stock-based Compensation

Non-cash, stock-based compensation consist of the fair value of vested and exercisable stock options and warrants issued to non-statutory employees and others on the conversion of debt to equity. In accordance with SFAS 123, we have computed the fair value of these options and warrants issued during the year ended December 31, 2004.

Amortization of Deferred Compensation

Amortization of deferred compensation consist of expenses associated with the issuance of shares to a former advisor prior to our November 2002 merger for services to be provided to us over a 24 month term ending in November 2004. We terminated this agreement in September 2003. For the year ended December 31, 2003, the entire amount of deferred compensation of $1,316,000 is from the amortization of these costs.

Interest Expense

Interest expense for the year ended December 31, 2004 consists of interest expense associated with various outstanding notes payable and represents an approximately $608,000 decrease in interest expense when compared to the same period in 2003. This decrease is primarily due to the holders of our convertible debt instruments exercising the right to convert the debt into equity. During the quarterly period ended March 31, 2003, we issued convertible promissory notes which resulted in our recognition of a beneficial conversion feature of $308,000 related to their issuance that was recognized as additional interest expense. No such issuances of convertible promissory notes occurred during the year ended December 31, 2004. Based on a review of the computation of the carrying value of our note payable to an entity owned by the spouse of a shareholder, a miscalculation regarding the accrued interest due on the note was discovered in the amount of approximately $37,900 in our favor. The adjustment for the correction of this miscalculation was taken prospectively during the quarterly period ended September 30, 2004. The principal and accrued interest on our two largest notes payable were paid in full as of December 31, 2004. We have received notice of additional late charges in the amount of $53,311 associated with the note payable to a related party. These late charges may be due but are in dispute as December 31, 2004.

Liquidity and Capital Resources

To date, we have generated only minimal revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placements and loans from shareholders and other related entities.

We will require additional financing for the foreseeable future to sustain and expand our operations and continue as a going concern. There is no assurance that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern. We currently have no commitments for any additional capital.

Going Concern

We have incurred recurring losses and negative cash flows since our inception. As of December 31, 2004, we had an accumulated deficit of approximately $12,213,500 and a working capital deficit of approximately $1,305,000. These matters raise substantial doubt about our ability to continue as a going concern. We have financed our business primarily from the proceeds received from private sales of our common stock. The proceeds from our December 2004 and March 2005 financings will be used for working capital, and for the expansion of our sales and marketing activities. We believe our current cash position will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next seven to nine months. As a result, it will be necessary to secure additional financing for our business operations, which we intend to secure in the near future. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives. This inability could seriously harm our business, results of operations and financial condition.

Certain Factors Which May Impact Future Results

In addition to the other information in this Report, the following factors should be considered in evaluating our financial condition and prospects. These factors may have a significant impact on our business and future operating results.

We have a limited operating history, making it difficult for you to evaluate our business and your investment.

We formally launched our Internet based business-to-business products and services in 2003. We have earned only minimal revenues from these services. The revenue received from these services is presently insufficient to generate positive cash flows from our operations. We have a very limited operating history upon which you may evaluate our operations and future prospects, as well as limited insights into emerging trends that may affect our business. Additionally, the income potential of our business and from our markets is unproven. Because of the emerging nature of the industry, our executives have limited experience in it. As a young company operating in an emerging market, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our future revenues and success depend significantly upon acceptance of our mobile entertainment services and the mobile entertainment industry as a whole. Our future revenues and success also depend on the development of revenue growth from our services. Our ability to successfully introduce new services and the expected benefits to be obtained from these new services may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control. We expect to incur operating losses as we move into fiscal 2005 and cannot assure you that we will successfully market any services, or operate profitably in the future.

Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results.

Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

•	variability in demand and usage for our product and services;

•	market acceptance of new and existing services offered by us, our competitors and potential competitors; and

•	governmental regulations affecting the use of the Internet, including regulations concerning intellectual property rights and security features.

Our current and future levels of expenditures are based primarily on our growth plans and estimates of expected future revenues. Such expenditures are primarily fixed in the short term and our sales cycle can be lengthy. Accordingly, we may not be able to adjust spending or generate new revenue sources timely to compensate for any shortfall in revenues. If our operating results fall below the expectation of investors, our stock price will likely decline significantly. In addition, potential fluctuations in our operating results could lead to fluctuations in the market price for our common stock.

We need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to execute our business plan and current stockholders may experience significant dilution.

As of March 31, 2005, we had approximately $2,500,000 in cash. We believe that the current cash and cash equivalents will not be sufficient to meet our anticipated cash needs for working capital and capital expenditures through December 31, 2005. We intend to secure substantial additional financing to meet our future capital needs to finance the development and marketing of our existing and future services. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives or remain in operation. This inability could seriously harm our business, results of operations and financial condition.

If we do not secure substantial additional funding to meet our capital needs, we may have to issue additional shares of common stock. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced and these securities may have rights and preferences superior to that of our current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

Because we expect to continue incurring net losses, we may not be able to implement our business strategy and the price of our stock may decline.

As of December 31, 2004, we had an accumulated deficit of approximately $12,213,500. We have incurred net losses quarterly from inception through December 31, 2004, and we expect to continue to incur net losses for the foreseeable future.

Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures or, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

•	achieve broad customer adoption and acceptance of our products and services;

•	successfully raise additional capital in the future;

•	successfully integrate, leverage and expand our sales force;

•	successfully scale our current operations;

•	implement and execute our business and marketing strategies;

•	address intellectual property rights issues that effect our business;

•	develop and maintain strategic relationships to enhance the development and marketing our existing and new products and services; and

•	respond to competitive developments in the mobile entertainment services industry.

We may not be successful in achieving any or all of these business objectives in a cost-effective manner, if at all, and the failure to achieve these could have a serious adverse impact on our business, results of operations and financial position. Each of these objectives may require significant additional expenditures on our part. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to respond to rapid changes in technology and its applications and intense competition in the mobile entertainment services industry products could make our services obsolete.

The mobile entertainment services industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be stymied if we require, but cannot secure, rights to essential third-party intellectual property. We compete against numerous companies offering alternative treatment systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development. Our financial condition and operating results could be adversely affected if our mobile entertainment services fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors' new or price strategies.

Our success is dependent on the performance and retention of our executive officers, consultants and key employees.

Our business and operations are substantially dependent on the performance of our executive officers and key employees, including Richard E. Bennett, Jr., Michael P. Walsh, William R. Dunavant, Scott Hughes, Ronald A. Warren and Wilson W. Hendricks, III, all of whom are employed on an at-will basis and have worked together for only a relatively short period of time. We do not maintain "key person" life insurance on any of our executive officers. The loss of one or several executives could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

Our sole director is an employee and serves as the sole member of each of our standing committees.

Currently, Richard E. Bennett, Jr. is the sole director of the Company after stockholders voted against the election of two additional directors at the 2004 Annual Meeting of Stockholders. Mr. Bennett also serves as our President and Chief Executive Officer, in addition to being the sole member of each of our standing board committees: Compensation, Nominations and Audit. Mr. Bennett is not considered “independent,” under the Exchange Act or any applicable national exchange or market. We believe Mr. Bennett would benefit by having additional independent members of the Board of Directors with whom he could confer when making business decisions. However, we do not have directors and officer's liability insurance, which has hindered our ability to attract candidates to join our Board of Directors or with qualifications to satisfy the independence standards.

Our mobile entertainment services and any of our future services may fail to gain market acceptance, which would adversely affect our competitive position.

We have not conducted any independent studies with regard to the feasibility of our proposed business plan, present and future business prospects and capital requirements. We have generated limited commercial distribution for our mobile entertainment services. Our services may fail to gain market acceptance in new territories into which we expand, and our infrastructure to enable such expansion is still limited. Even if adequate financing is available and our services are ready for market, we cannot assure you that our services will find sufficient acceptance in the marketplace to fulfill our long and short-term goals. Failure of our services to achieve market acceptance would have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of customers for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers could have a significant impact on our revenues and operating results.

A limited number of customers have accounted for a majority of our revenues and may continue to do so for the foreseeable future. Additionally, a majority of our 2004 revenues were from related parties. During 2004, five of our customers accounted for approximately 75% of our revenues. We cannot successfully accomplish our business objectives by relying solely on our existing customer base. If we are unsuccessful in increasing and broadening our customer base, our business will be harmed.

Average selling prices of our products and services may decrease, which may harm our gross margins.

The average selling prices of our products and services may be lower than expected as a result of competitive pricing pressures and promotional programs. We expect to experience pricing pressure and anticipate that the average selling prices and gross margins for our products may decrease over product life cycles. We may not be successful in developing and introducing on a timely basis new products with enhanced features and services that can be sold at higher gross margins.

We may face third party intellectual property infringement claims and other related claims which could severely impact our business.

We may be liable or alleged to be liable to third parties for video, music, software, and other content that we encode, distribute, or make available to our customers:

•	If the content or the performance of our services violates third party copyright, trademark, or other intellectual property rights;

•	If our customers violates the intellectual property rights of others by providing content to us or by having us perform digital media services; or

•	If content that we encode or otherwise handle for our customers is deemed obscene, indecent, or defamatory.

Any alleged liability could damage our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and divert management's attention, all which could have an adverse effect on our business, results of operations and financial condition. Our customers generally agree to hold us harmless from claims arising from their failure to have the right to encode or distribute multimedia software and other content given to us for that purpose. However, customers may contest this responsibility or not have sufficient resources to defend claims and we have limited insurance coverage for claims of this nature.

Because we host, stream and deploy audio and video content on or from our Web sites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials. Claims of this nature have been brought and sometimes successfully pressed, against content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties' proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

We cannot be certain that third parties will not claim infringement by us with respect to past, current, or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. In addition, these risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements, and we cannot assure you that we will have adequate insurance coverage or that royalty or licensing agreements will be made available on terms acceptable to us or at all.

We cannot be certain that we will be able to protect our intellectual property, which could harm our business.

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

Further, we plan to offer our mobile entertainment services and applications to customers worldwide including customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

We will rely on strategic relationships to promote our services and for access to licensed technology; if we fail to develop, maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed.

Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop, maintain or enhance our strategic relationships with wireless carriers, handset distributors, key streaming media technology companies and content providers. We will rely on these relationships for licensed technology and content. Obtaining comprehensive multimedia content licenses is challenging, as doing so may require us to obtain copyright licenses with various third parties in the fragmented multimedia recording and publishing industries. These copyrights often address differing activities related to the delivery of digital media, including reproduction and performance, some of which may require separate licensing arrangements from various rights holders such as publishers, content providers, artists and record labels. The effort to obtain the necessary rights by such third parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers' expectations.

Due to the evolving nature of our industry, we will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business, or that our partner will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

Competition may decrease our market share, revenues, and gross margins.

We face intense and increasing competition in the multimedia broadcast market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed. In addition, the more successful we are in the emerging market for multimedia broadcast services, the more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

•	service functionality, quality and performance;

•	ease of use, reliability and security of services;

•	establishing a significant base of customers and distribution partners;

•	ability to introduce new services to the market in a timely manner;

•	customer service and support; and

•	pricing.

Although we do not currently compete against any one entity with respect to all aspects of multimedia broadcast products and services, there are various competitors that provide various products and services in the following categories:

•	collaboration, which provides for document and application sharing as well as user interactivity,

•	live video and streaming multimedia,

•	hosted services,

•	training, which provides e-learning applications, and

•	on-premise software.

There are a number of companies, such as Verizon, Sprint and MobiTV, that provide outsourced digital media services. As the multimedia broadcast market continues to develop, we expect to see increased competition from traditional telecommunication service providers or resellers of those services. We also face competition from the in-house encoding services, streaming networks and content management systems and encoding services.

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

Our industry is experiencing consolidation that may intensify competition.

The multimedia broadcast services industries are undergoing substantial change that has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by larger entities. As a result, we are increasingly competing with larger competitors that have substantially greater resources than we do. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:

•
competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

•
competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in certain formats, thus decreasing the use of our products and services to distribute and experience the content that audiences most desire, and hurting our ability to attract customers;

•	a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and

•
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

If we fail to enhance our existing services and product applications or develop and introduce new multimedia broadcast services, applications and features in a timely manner to meet changing customer requirements and emerging industry trends or standards, our ability to grow our business will suffer.

The market for multimedia broadcast service solutions is characterized by rapidly changing technologies and short product life cycles. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

•	identify and respond to emerging technological trends in the market;

•	enhance our products by adding innovative features that differentiate our digital media services and applications from those of our competitors;

•	acquire and license leading technologies;

•	bring multimedia broadcast services and applications to market and scale our business on a timely basis at competitive prices; and

•	respond effectively to new technological changes or new product announcements by others.

We will not be competitive unless we continually introduce new services and applications or enhancements to existing services and applications that meet evolving industry standards and customer needs. In the future, we may not be able to address effectively the compatibility and operability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for us to remain competitive are inherently complex, require long development schedules and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced services and applications can be ascertained. Revenue from future services and applications or enhancements to services and applications may not be sufficient to recover the associated development costs.

The technology underlying our services and applications is complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our services and applications.

The technology underlying our multimedia broadcast services and applications is complex and includes software that is internally developed and software licensed from third parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our digital media services are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers. Because our customers depend on us for digital media management, any interruptions could:

•	damage our reputation;

•	cause our customers to initiate product liability suits against us;

•	increase our product development resources;

•	cause us to lose revenues; and

•	delay market acceptance of our digital media services and applications.

Our business will suffer if our systems fail or our third-party facilities become unavailable.

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

Our digital distribution activities are managed by sophisticated software and computer systems. We must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services, customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business could be harmed.

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

Government regulation could adversely affect our business prospects.

We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, and retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws developed and are interpreted by the judicial system, they could have the effect of:

•	limiting the growth of the Internet;

•	creating uncertainty in the marketplace that could reduce demand for our products and services;

•	increasing our cost of doing business;

•	exposing us to significant liabilities associated with content distributed or accessed through our products or services; or

•	leading to increased product and applications development costs, or otherwise harm our business.

Specifically with respect to one aspect of copyright law, on October 28, 1998, the Digital Millennium Copyright Act (or "DMCA") was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees in connection with digital sound recordings we deliver or our customers provide on their Web site and through retransmissions of radio broadcasts and/or other audio content. A Copyright Arbitration Royalty Panel has determined that, for eligible non-subscription services, sound recording performance rates should be $0.0014 per performance for the period October 1998-2000, with a surcharge of 9% of the total performance fee for the ephemeral copies used to facilitate such performances. However, that decision is subject to review and revision by the U.S. Copyright Office, and several appeal petitions have been filed. Furthermore, the Copyright Office's review is subject to an appeal to a Federal Court of Appeals. The fees for the same types of transmissions offered on a subscription basis have not been determined and will be the subject of another Copyright Arbitration Royalty Panel proceeding, as will fees for digital phono-record deliveries pursuant to the "mechanical license" provisions of the U.S. Copyright Act. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, and by increasing the cost of doing business for our customers.

Because of this rapidly evolving and uncertain regulatory environment, both domestically and internationally, we cannot predict how existing or propose laws and regulations might affect our business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing digital music. These laws and regulations could harm us by subjecting us to liability or forcing us to change our business.

Our stock price has been and continues to be volatile.

The market price for our common stock could fluctuate due to various factors. These factors include:

•	acquisition-related announcements;

•	announcements by us or our competitors of new contracts, technological innovations or new products;

•	changes in government regulations;

•	fluctuations in our quarterly and annual operating results; and

•	general market conditions.

In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.

Item 7.  Financial Statements

SMARTVIDEO TECHNOLOGIES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SmartVideo Technologies, Inc.

We have audited the accompanying consolidated balance sheet of SmartVideo Technologies, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartVideo Technologies, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SHERB & CO., LLP
CERTIFIED PUBLIC ACCOUNTANTS

Boca Raton, Florida
April 22, 2005

SMARTVIDEO TECHNOLOGIES, INC.
Consolidated Balance Sheet

December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$387,592
Accounts receivable - net of allowance for doubtful accounts	1,000
Prepaid expenses	90,687
Total current assets	479,279

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $72,313	230,272

OTHER ASSETS	10,000
TOTAL ASSETS	$719,551

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$739,903
Private placement monies to be refunded	114,500
Due to related parties	12,575
Payable to related party	53,311
Due to advisor	807,474
Loan payable and related accrued interest	57,003
Total current liabilities	1,784,766

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of December 31, 2004	-
Common stock, $.001 par value, 50,000,000 shares authorized, 24,187,834 shares issued and outstanding as of December 31, 2004	24,188
Additional paid-in capital	14,259,142
Non-cash, stock-based compensation attributable to future periods	(3,135,063)
Accumulated deficit	(12,213,482)
Total shareholders’ deficit	(1,065,215)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$719,551

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2004	2003

REVENUES
Revenue	$86,788	$41,019
Revenue - related party	31,945	22,432
Total revenue	118,733	63,451

EXPENSES
Compensation and benefits	1,034,951	515,850
Consulting fees	956,613	641,752
Data center	355,999	303,757
Professional fees	278,910	111,183
Selling, general and administrative	1,046,567	336,461
Amortization of non-cash, stock-based compensation to a former advisor	-	1,316,250
Non-cash, stock-based compensation	3,118,996	-
Depreciation	47,649	17,501
Total operating expenses	6,839,685	3,242,754
Loss from operations	(6,720,952)	(3,179,303)

OTHER EXPENSES
Interest expense	(71,978)	(679,838)

NET LOSS	$(6,792,930)	$(3,859,141)

LOSS PER SHARE
Basic and diluted net loss per share	$(0.35)	$(0.51)

Weighted average common shares used to compute basic and diluted net loss per share	19,208,345	7,540,849

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
Consolidated Statements of Changes in Shareholder's Deficit
For the Period from January 1, 2003 through December 31, 2004

	Preferred Stock		Common Stock		Additional	Accumulated	Non-cash	Treasury
	Shares	Par Value	Shares	Par Value	Paid-in	Deficit	Stock-Based	Stock	Total
					Capital		Compensation

Balance, January 1, 2003	12,000,000	$12,000	6,949,396	$6,949	$2,083,956	$(1,561,411)	$(1,316,250)	$-	$(774,756)

Issuance of common stock for cash	-	-	1,631,666	1,632	1,630,034	-	-	-	1,631,666
Issuance of common stock as additional consideration related to rights of convertible promissory notes	-	-	53,000	53	177,497	-	-	-	177,550
Issuance of common stock in lieu of payment of advances payable to a shareholder	-	-	55,000	55	166,045	-	-	-	166,100
Issuance of common stock pursuant to conversion of convertible debt	-	-	223,929	224	167,721	-	-	-	167,945
Amortization of deferred compensation	-	-	-	-	-	-	1,316,250	-	1,316,250
Beneficial conversion feature on issuance of convertible promissory notes	-	-	-	-	308,000	-	-	-	308,000
Net Loss	-	-	-	-	-	(3,859,141)	-	-	(3,859,141)
Balance, December 31, 2003	12,000,000	12,000	8,912,991	8,913	4,533,253	(5,420,552)	-	-	(866,386)

Issuance of common stock for cash	-	-	94,096	94	260,906	-	-	-	261,000
Issuance of common stock pursuant to conversions of convertible debt	-	-	302,559	303	254,074	-	-	-	254,377
Conversion of preferred stock into common stock	(12,000,000)	(12,000)	12,000,000	12,000	-	-	-	-	-
Issuance of common stock for cash	-	-	723,000	723	784,777	-	-	-	785,500
Issuance of common stock for cash	-	-	333,952	334	333,618	-	-	-	333,952
Issuance of stock options to employees	-	-	-	-	374,500	-	-	-	374,500
Issuance of stock options to to non-employees	-	-	-	-	395,000	-	(370,313)	-	24,687
Issuance of common stock and common stock purchase warrants for cash	-	-	120,000	120	119,880	-	-	-	120,000
Issuance of common stock and common stock purchase warrants for cash	-	-	960,000	960	959,040	-	-	-	960,000
Issuance of common stock and common stock purchase warrants on conversion of debt to equity	-	-	400,000	400	399,600	-	-	-	400,000

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
Consolidated Statements of Changes in Shareholder's Deficit (continued)
For the Period from January 1, 2003 through December 31, 2004

	Preferred Stock		Common Stock		Additional	Accumulated	Non-cash	Treasury
	Shares	Par Value	Shares	Par Value	Paid-in	Deficit	Stock-Based	Stock	Total
					Capital		Compensation

Issuance of warrants to purchase units of common stock and common stock purchase warrants on conversion of debt to equity and deferred compensation related to conversion	-	-	-	-	1,590,435	-	-	-	1,590,435
Issuance of warrants to purchase shares of common stock	-	-	-	-	442,000	-	-	-	442,000
Issuance of stock options to to non-employees	-	-	-	-	3,044,650	-	(2,764,750)	-	279,900
Issuance of common stock and common stock purchase warrants for cash	-	-	341,236	341	767,409	-	-	-	767,750
Net Loss	-	-	-	-	-	(6,792,930)	-	-	(6,792,930)
Balance, December 31, 2004	-	$-	24,187,834	$24,188	$14,259,142	$(12,213,482)	$(3,135,063)	$-	$(1,065,215)

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(6,792,930)	$(3,859,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash, stock-based compensation	3,118,996	-
Issuance of common stock for services	-	177,550
Beneficial conversion feature of convertible debt	-	308,000
Excess of fair value of stock issued to individuals in repayment of advance from shareholder	-	116,240
Depreciation	47,649	17,501
Bad debt expense	68,119	-
Amortization of non-cash, stock-based compensation paid to a former advisor	-	1,316,250
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(13,539)	(55,581)
Prepaid expenses	(90,687)	-
Advance from shareholders	-	36,010
Accrued interest on notes payable	65,306	42,734
Investor returns	114,500	-
Accounts payable and accrued expenses	1,031,055	370,289

Net cash used in operating activities	(2,451,531)	(1,530,148)

CASH FLOWS FROM INVESTING ACTIVITES
Capital expenditures	(189,191)	(102,981)

Net cash used in investing activities	(189,191)	(102,981)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the issuance of common stock	3,228,202	1,631,666
Payments to related parties	(497,886)	(39,614)
Proceeds from the issuance of convertible promissory notes	-	333,333

Net cash provided by financing activities	2,730,316	1,925,385

NET INCREASE IN CASH	89,594	292,256

CASH, beginning of year	297,998	5,742

CASH, end of year	$387,592	$297,998

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock in lieu of repayment of an advance payable to one shareholder	$-	$166,100
Issuance of common stock pursuant to conversion of convertible promissory notes including accrued interest	$254,377	$167,945
Issuance of common stock, common stock purchase warrants, and a warrant to purchase units consisting of common stock and common stock purchase warrants on conversion of debt to equity	$800,000	$-

CASH PAID FOR INTEREST EXPENSE
Interest expense paid in connection with notes payable to related parties	$57,426	$30,000

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

Note 1 - Organization

SmartVideo Technologies, Inc. (“SmartVideo” or “the Company”) was incorporated in Florida on August 17, 1984, and on December 19, 2000, changed its corporate domicile to Delaware. Its wholly-owned subsidiary, OVT, Inc., d/b/a SmartVideo (“OVT”) was incorporated in the state of Georgia on August 31, 2000. The Company has developed a video compression and processing technology enabling the delivery of Internet multimedia broadcast content. The Company markets its products and services primarily in the United States and Canada through multiple sales channels such as resellers and agents and its independent sales force.

Note 2 - Reclassification of Stock-Based Compensation on Previously Issued Financial Statements

In connection with the engagement of a new accounting firm and the review of the Company’s financial statements during the quarter ended March 31, 2004, the Company concluded that it was preferable to classify the value of the deferred compensation attributable to stock-based compensation as contra-equity instead of as a prepaid expense. The stock-based compensation was generated from the Company’s grant of its shares of common stock to a former advisor in November 2002. The market value of the common stock was approximately $1.4 million at the date of grant. The Company has adjusted its balance sheet as of December 31, 2002, to decrease the prepaid expenses by approximately $1,316,000 with a corresponding increase in deferred compensation reflected as a contra-equity item. This reclassification had no impact on its 2004, 2003, and 2002 consolidated statement of operations including its net losses and net losses per share and no impact on the balance sheets as of December 31, 2004 and 2003.

Note 3 - Significant Accounting Policies, Going Concern, and Risks and Uncertainties

Basis of Presentation

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, OVT, Inc. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

On January 3, 2003, by a written consent of a majority of the shareholders, SmartVideo approved an amendment to affect a one-for-three reverse stock split with effect to the outstanding common stock, the creation of the 2002 Stock Incentive Plan and to change the name of the corporation to SmartVideo Technologies, Inc. All references to shares and share amounts, except par value per share, have been retroactively adjusted to reflect the stock split. This reverse split did not affect the issued and outstanding preferred shares.

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2004, the balance exceeded the federally insured limit by $287,592.

Accounts Receivable

Substantially all of the Company’s accounts receivable are due from end-users. Collateral is not required. Credit losses are provided for in the consolidated financial statements. The Company has a limited history in evaluating such credit losses.

Allowance for Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. In January 2005, the Company launched its direct-to-the-consumer mobile video service. While the Company uses many of the features developed for the core technology in delivering this new service, its focus on a direct-to-the-consumer model represents a significant change in direction. As a result of this change in business focus, the Company has fully reserved against all of its accounts receivable as of December 31, 2004. The allowance for doubtful accounts at December 31, 2004 was $44,320.

Property and Equipment

Property and equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense was $47,649 and $17,501 for the years ended December 31, 2004 and 2003, respectively.

Property and equipment consist of the following:

December 31,
2004
Computer equipment	$223,085
Proprietary software development	79,500
302,585
Less accumulated depreciation	(72,313)
Property and equipment , net	$230,272

Software Development Costs

Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires certain development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of such costs require considerable judgment by management with respect to certain external factors such as anticipated revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant.

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

Product Concentration

Historically, the Company derived a substantial portion of its revenues from one product and related services, Internet multimedia broadcasting. The Company does not expect this trend to continue. SmartVideo recently launched a direct-to-the-consumer mobile video service and is attempting to develop a broad and diverse subscriber base.

The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of market acceptance, technological change or other factors.

Customer Concentration

For the year ended December 31, 2004, the Company derived a substantial portion of its revenues from five customers accounting for 75% of its revenues, one of which is a related party.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current presentation.

Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of December 31, 2004, it had an accumulated deficit of approximately $12,213,500 and a working capital deficit of approximately $1,305,500. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue its operations is contingent upon obtaining additional financing and attaining profitable operations.

The Company has generated only minimal income from operations and has no assurance of any significant future revenues. The Company requires substantial additional financing for the development and marketing of its existing and future products and services. The Company intends to secure substantial additional financing in the near future. There are no assurances that the Company will obtain sufficient additional financing, that such financing terms will be satisfactory to the Company and that the Company’s operations will be profitable in the foreseeable future. If the Company does not secure substantial additional funding to meet its liabilities, it may have to issue additional shares of its common stock.

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

Earnings Per Share

Common shares equivalents consist of shares issuable upon the exercise of certain stock warrants and stock options. As of December 31, 2004, there were 2,122,284 exercisable warrants and 131,250 exercisable stock options for a total of 2,253,534 common share equivalents. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect.

Stock Splits

On January 3, 2003, the Company effected a one-for-three reverse split of the Company's common stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable and accrued expenses. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations as a whole, the actual amounts of these estimates, when known, will often vary from these estimates.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123R”) which (i) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in fiscal 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material negative impact on our results of operations.

Note 4 - Private Placement Monies to be Refunded

Prior to the closing of its December 31, 2004 private placement, the Company received requests from four of the individuals who had expressed an interest in participating in the private placement and had previously sent in the funds for their prospective investment. All of the refunds requested were processed subsequent to December 31, 2004.

Note 5 - Due to Advisor

Under the terms of an advisory agreement with one of the Company’s consultants, the Company has recorded a liability for unissued, non-cash, stock-based compensation due and outstanding in the approximate amount of $807,500 as of December 31, 2004. This estimated compensation due to the advisor has been computed using a Black-Scholes fair value method.

Note 6 - Shareholders’ Deficit

The authorized capital stock of the Company consists of 50,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock, in one or more series as determined by the Board of Directors. Prior to its conversion in March 2004, each share of preferred stock was entitled to the same voting preferences as the Company’s common stock.

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

During 2003, three holders of the Company’s 10% Convertible Promissory Notes exercised their conversion rights at a conversion price of $0.75 per share of common stock. The Company had originally received gross proceeds of $163,000 upon the issuance of these 10% Convertible Promissory Notes. A total of 223,929 shares of common stock were issued under these conversions including accrued interest through the date of conversion. These shares of common stock were issued as restricted shares.

During 2003, the Company’s reached an agreement with two shareholders who were originally holders of the Company’s 10% Convertible Promissory Notes. Under the terms of the agreement, the shareholders were issued a total of 53,000 shares as additional consideration related to rights associated with such promissory notes. The shares were valued at $3.33 per share, the fair market value of the shares at the date of issuance. Accordingly, the additional consideration resulting from the issuance of the shares amounted to approximately $178,000, based on the fair value of the common stock at the date of issuance and is recognized as interest expense in the accompanying consolidated financial statements.

In February 2004, a holder of the Company's 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $1.00 per share of common stock. The Company had originally received gross proceeds of $100,000 upon the issuance of this 10% Convertible Promissory Note. A total of 109,830 restricted shares of common stock were issued under this conversion including accrued interest of $9,830 through the date of conversion.

In March 2004, a holder of the Company's 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $0.75 per share of common stock. The Company had originally received gross proceeds of $100,000 upon the issuance of this 10% Convertible Promissory Note. A total of 147,184 restricted shares of common stock were issued under this conversion including accrued interest of $10,388 through the date of conversion.

In April 2004, a holder of the Company's 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $0.75 per share of common stock. The Company had originally received gross proceeds of $30,000 upon the issuance of this 10% Convertible Promissory Note. A total of 45,545 restricted shares of common stock were issued under this conversion including accrued interest of $4,159 through the date of conversion.

During January, February, and March 2004, the Company completed a group of private financing transactions. The Company received $261,000 of gross proceeds from these transactions. In these transactions, we sold 94,096 shares of common stock at purchase prices ranging between $1.00 and $3.50 per share. These securities have been issued as restricted shares to seven accredited investors in a private placement exempt from registration.

In March 2004, the holders of the 12,000,000 shares of convertible preferred stock provided notification to us for the conversion of their shares into common stock. Under the terms of the convertible preferred stock, the shareholders were issued a total of 12,000,000 shares of common stock. These shares of common stock were issued as restricted shares exempt from registration.

On May 1, 2004, the Board of Directors granted options for an aggregate of 750,000 shares of common stock under the 2004 Equity Incentive Plan. These stock options were awarded to five members of our outside Advisory Committee, Herman Rush, Joseph Indelli, Peter Sealey, James Rosenfield, and Frederick Pierce, with have an exercise price of $3.50 per share. For the year ended December 31, 2004, the Company has recorded $279,900 in non-cash, stock-based compensation expense and $1,819,350 in non-cash, stock-based compensation attributable to future periods related to these awards. The current and deferred portions of the compensation have been determined using the Black-Scholes fair value method. Please see Note 11 - Stock Plans for additional information.

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

During July and August 2004, the Company completed a group of private financing transactions. SmartVideo received $333,952 of gross proceeds from these transactions. In these transactions, the Company sold 333,952 shares of common stock at purchase prices of $1.00 per share. These securities have been issued as restricted shares to eight accredited investors in a private placement exempt from registration.

On September 1, 2004, the Board of Directors approved 350,000 incentive stock option awards under the 2004 Equity Incentive Plan. These incentive stock option awards were awarded to six of the Company’s current employees and have an exercise price of $1.00 per share. The closing share price on the date preceding these awards was $2.07. For the year ended December 31, 2004, the Company has recorded $707,200 in non-cash, stock-based compensation attributable to future periods related to those awards granted to non-statutory employees. The compensation attributable to future periods has been determined using the Black-Scholes fair value method. Please see Note 11 - Stock Plans for additional information.

Also on September 1, 2004, the Company issued an incentive stock option award to Darren Breitkreuz, a former director, in the amount of 500,000 options. These options were previously authorized by the Board of Directors subject to shareholder approval of the 2004 Equity Incentive Plan. These options have an exercise price of $1.00 per share. The closing share price on the date preceding this award was $2.07. For the year ended December 31, 2004, the Company has recorded $24,688 in non-cash, stock-based compensation expense and $370,313 in non-cash, stock-based compensation attributable to future periods related to this award. The current and deferred portions of the compensation have been determined using the Black-Scholes fair value method. Please see Note 11 - Stock Plans for additional information.

During September 2004, the Company completed a group of private financing transactions. SmartVideo received $120,000 of gross proceeds from these transactions. In these transactions, the Company sold 120,000 units consisting of one share of common stock and two ¼ common stock purchase warrants. The warrants are callable and redeemable. One of the warrants has an exercise price of $1.50 per share and the other warrant has an exercise price of $2.00 per share. The shares of common stock have piggy-back registration rights. These securities have been issued as restricted shares to five accredited investors in a private placement exempt from registration.

During October and November 2004, the Company completed a group of private financing transactions. SmartVideo received $960,000 of gross proceeds from these transactions. In these transactions, the Company sold 960,000 units consisting of one share of common stock and two ¼ common stock purchase warrants. The warrants are callable and redeemable. One of the warrants has an exercise price of $1.50 per share and the other warrant has an exercise price of $2.00 per share. The shares of common stock have piggy-back registration rights. These securities have been issued as restricted shares to five accredited investors in a private placement exempt from registration.

In January 2003, the Company engaged Interim CFO Solutions LLC to assist us in the preparation of its U.S. Securities and Exchange Commission filings and to provide general management consulting services. On November 29, 2004, Interim CFO Solutions LLC delivered a notice of conversion whereby it converted $800,000 of liabilities owed to it into equity in a transaction consisting of two parts. The terms of the conversion were priced contemporaneously on the same terms as a series of private placements during October and November 2004. These private placements in October and November 2004 were arm’s length transactions with independent third parties. In part one of the transaction, $400,000 of the amount due and payable was converted into equity on the same terms as the recent private placements for an aggregate of 400,000 units. Each unit consisted of one share of common stock and two ¼ common stock purchase warrants, with exercise prices of $1.50 per share and $2.00 per share. In part two of the transaction, the remaining $400,000 was used to purchase the right, to purchase an additional aggregate of 1,739,130 units at $1.00 per unit, at a total exercise price of $1,739,130. This warrant is exercisable beginning on October 1, 2005 and expires on September 30, 2010. Each unit was priced using the same terms as the recent private placements and consisted of one share of common stock and two ¼ common stock purchase warrants, with exercise prices of $1.50 per share and $2.00 per share. The shares of common stock and the common stock underlying the warrant(s) have piggy-back registration rights. These securities have been issued as restricted shares in a private placement exempt from registration. For the year ended December 31, 2004, the Company has recorded $1,190,435 in non-cash, stock-based compensation expense related to this transaction. This expense has been determined using the Black-Scholes fair value method.

On December 6, 2004, the Company awarded 150,000 stock options under its 2004 Equity Incentive Plan to a new member of the outside Advisory Committee. For the year ended December 31, 2004, the Company has recorded $238,200 in non-cash, stock-based compensation attributable to future periods related to this award. The compensation attributable to future periods has been determined using the Black-Scholes fair value method. Please see Note 11 - Stock Plans for additional information.

On December 7, 2004, the Company awarded one of our advisors with 250,000 common stock purchase warrants with an exercise price of $2.25 per share. These warrants are exercisable immediately and expire five years from the date of issuance. The shares of common stock underlying the warrants have piggy-back registration rights. These securities have been issued as restricted shares in a private placement exempt from registration. For the year ended December 31, 2004, the Company has recorded $442,000 in non-cash, stock-based compensation expense related to this award. This expense has been determined using the Black-Scholes fair value method.

Also, on December 7, 2004, the Company awarded 420,000 stock options to eight of its employees and 250,000 stock options to four advisors with an exercise price of $2.25 per share under the terms of our 2004 Equity Incentive Plan. Please see Note 11 - Stock Plans for additional information.

On December 31, 2004, the Company completed a private placement in which the Company issued 341,236 shares of common stock at $2.25 per share and warrants to purchase up to an additional 170,618 shares of common stock at an exercise price of $3.50 per share, resulting in gross proceeds of approximately $767,750. The warrants have a five-year term. The shares of common stock have piggy-back registration rights. These securities have been issued as restricted shares to an aggregate of 18 accredited investors in a private placement exempt from registration.

Note 7 - Promissory Notes

In February 2004, a holder of the Company’s 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $1.00 per share of common stock. We had originally received gross proceeds of $100,000 upon the issuance of this 10% Convertible Promissory Note. A total of 109,830 restricted shares of common stock were issued under this conversion including accrued interest of $9,830 through the date of conversion. These shares of common stock were issued as restricted shares.

In March 2004, a holder of the Company’s 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $0.75 per share of common stock. The Company had originally received gross proceeds of $100,000 upon the issuance of this 10% Convertible Promissory Note. A total of 147,184 restricted shares of common stock were issued under this conversion including accrued interest of $10,388 through the date of conversion. These shares of common stock were issued as restricted shares.

In April 2004, a holder of the Company’s 10% Convertible Promissory Note exercised his conversion rights at a conversion price of $0.75 per share of common stock. The Company had originally received gross proceeds of $30,000 upon the issuance of this 10% Convertible Promissory Note. A total of 45,545 restricted shares of common stock were issued under this conversion including accrued interest of $4,159 through the date of conversion. These shares of common stock were issued as restricted shares.

Concurrent with the merger between Armagh and OVT, the Company agreed to assume a $50,000 loan payable to a third party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $7,000 as of December 31, 2004.

The Company has a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8% with principal and interest payments due as follows:

•	$75,000 within 30 days of the funding of the Company; and

•	Monthly principal payments of $50,000 thereafter plus accrued interest beginning 30 days after the initial payment of $75,000.

The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due but are in dispute as December 31, 2004.

The Company has a $150,000 note payable to a former shareholder of its subsidiary in connection with a stock repurchase, bearing interest at 5.18%. The note was secured by 2,500,000 shares of the subsidiary’s common stock. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004.

Note 8 - Related Party Transactions

The Company has a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8% with principal and interest payments due as follows:

•	$75,000 within 30 days of the funding of the Company; and

•	Monthly principal payments of $50,000 thereafter plus accrued interest beginning 30 days after the initial payment of $75,000.

The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due but are in dispute as December 31, 2004.

The Company has a $150,000 note payable to a former shareholder of its subsidiary in connection with a stock repurchase, bearing interest at 5.18%. The note was secured by 2,500,000 shares of the subsidiary’s common stock. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004.

The Company had an advance payable to an entity owned by the spouse of a shareholder of approximately $11,000. This advance was made prior to 2003. This advance was paid in full on December 31, 2004.

The Company had advances from holders of preferred shares amounting to $12,575 at December 31, 2003. These advances are payable on demand and do not bear interest.

Until October 2002, the Company was provided the use of office facilities from a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of our common stock), at no cost. In October 2002, an agreement was reached with this related entity to charge the Company rent for its share of the office facilities and common expenses. There were no expenses accrued or charged under the terms of this agreement prior to December 31, 2002. The amount paid by the Company during 2003 and 2004 under this leasing arrangement amounted to approximately $71,000 and $122,000, respectively. The amount payable under this lease agreement amounted to approximately $40,000 at December 31, 2003. The rental expense associated with this lease is included in the general and administrative expenses in the accompanying consolidated financial statements. This lease expires on August 31, 2005. The minimum future lease payments under the term of this lease for the year ending December 31, 2005 is $64,000.

During 2003, a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of our common stock), used the Company’s products and services. Revenues generated from this arrangement during 2003 amounted to approximately $22,000, all of which was receivable at December 31, 2003.

During 2004, a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of our common stock), used the Company’s products and services. Revenues generated from this arrangement during 2004 amounted to approximately $31,000, all of which was receivable at December 31, 2004 and is included in the accounts receivable from related parties in the accompanying consolidated financial statements. These amounts have been reserved in full pending the resolution of the dispute regarding the late charges associated with the note payable as discussed earlier.

Note 9 - Income Taxes

At December 31, 2004, the Company had an unused federal net operating loss carryforward of approximately $6.5 million for income tax purposes, which expires in 2020, 2021, and 2022. However, the ability to utilize such losses to offset future taxable income is subject to various limitations imposed by the rules and regulations of the Internal Revenue Service. A portion of the net operating losses are limited each year to offset future taxable income, if any, due to the change of ownership in the Company’s outstanding shares of common stock. This net operating loss carryforward may result in future income tax benefits of approximately $2.5 million; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2004, are as follows:

	For the Years Ended December 31,
	2004	2003
Deferred tax liabilities	$-	$-
Deferred tax assets
Net operating loss carryforwards	2,481,000	1,126,000
Valuation allowance for deferred tax assets	(2,481,000)	(1,126,000)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets increased by $1,404,000 during 2004.

The actual tax provisions for 2004 and 2003 reconcile to the amounts computed by applying the statutory Federal and state tax rates to income before income taxes as follows:

	For the Years Ended December 31,
	2004	2003
Statutory rate	(35.00%)	(35.00%)
State income taxes, net of Federal benefit	(2.96%)	(4.00%)
Increase in valuation allowance	37.96%	4.00%
Total benefit (provision) for income taxes	-	-

The temporary differences, which give rise to deferred tax assets as of December 31, 2004 and 2003 are as follows:

	For the Years Ended December 31,
	2004	2003
Net operating loss carryforwards	$6,536,827	$2,887,179
Less valuation allowance	(6,536,827)	(2,887,179)
Net deferred tax assets	$-	$-

Note 10 - Stock Plans

  2002 Stock Incentive Plan

The Company adopted the 2002 Stock Incentive Plan in January 2003 to provide stock incentives to a key advisor who was instrumental in advising the Company in connection with its acquisition of OVT, Inc. This Plan allowed for the issuance of up to 1,200,000 shares of common stock. All the shares available to be issued under this plan have been issued pursuant to a November 14, 2002 advisory agreement between the Company and the outside advisor. No further issuances were available without an amendment to this plan. The Board of Directors retired this plan in 2003.

Pursuant to a November 14, 2002 advisory agreement between the Company and a former outside advisor, the Company issued 1,200,000 shares of its stock in non-cash, stock-based compensation for the services of the outside advisor. Under the provisions of the agreement, the term was for a 24-month period beginning with the acceptance of the agreement. At December 31, 2002, the unamortized portion of the non-cash, stock-based compensation related to this agreement was $1,316,250. In September 2003, the Company terminated the advisory agreement prior to its expiration. Accordingly, the Company accelerated the recognition of the unamortized portion of non-cash, stock-based compensation related to this agreement during 2003.

  2004 Equity Incentive Plan

The Board of Directors of the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) effective January 1, 2004, to provide incentives to attract and retain officers, directors, and key employees. The 2004 Plan allows for the issuance of up to 5,000,000 shares of common stock. This Plan was approved by the shareholders at the annual meeting held on August 31, 2004. There are 2,445,000 options granted and outstanding under this plan. The exercise prices of the options granted under this plan range between $1.00 and $3.50 with a weighted average exercise price of $2.20. All of the stock options granted during the year ended 2004 are outstanding as of December 31, 2004. There were no exercises or forfeitures in 2004. The weighted average remaining contractual life of the options granted and outstanding under this plan is 8.25 years. As of December 31, 2004, there were 131,250 options exercisable, but unexercised. In general, stock options granted through December 31, 2004 have included exercise prices not less than the fair market value of our common stock at the date of grant, and vest, as determined by the Company’s Board of Directors.

On September 1, 2004, the Company granted 50,000 stock options to an officer. On December 7, 2004, the Company granted an additional 50,000 stock options to this same officer. No other officer or director of the Company holds any options, warrants or other rights allowing such person to acquire additional shares of the Company’s common stock.

SmartVideo reports all non-cash, stock-based compensation to non-statutory employees as a single expense category in the accompanying consolidated statements of operations. During the year ended December 31, 2004, the Company recorded approximately $305,000 in non-cash stock-based compensation to non-statutory employees.

Accounting for Stock-Based Compensation

The Company applies the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25”) and related interpretations in accounting for stock-based compensation plans, which have been described more fully above. Under APB 25, the Company generally does not recognize compensation expense on the grant of options under its 2004 Equity Incentive Plan because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting and Disclosure of Stock-Based Compensation,” (“SFAS 123”).

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The following table illustrates the effect on the net loss per share if the Company had accounted for its stock-based compensation plans using the fair value method:

	December 31,
	2004	2003
Net loss to common shareholders, as reported	$(6,792,930)	$(3,859,141)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(75,727)	-
Pro forma net loss to common shareholders	$(6,868,657)	$(3,859,141)
Basic and diluted net loss per share, as reported	$(0.35)	$(0.51)
Pro forma basic and diluted net loss per share	$(0.36)	$(0.51)

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 2.50%, the volatility factor was 115.96%, the estimated average life term was 3.25 years, and the weighted average fair value of the options granted was $2.20.

The Company’s wholly owned subsidiary had issued under its stock incentive plan approximately 1,565,500 options which were still outstanding at December 31, 2004. These options have exercise prices ranging from $0.06 to $0.50 per option. Such options were granted between October 2000 and April 2002. Under the terms of the stock incentive plan, all of these options have expired.

Note 11 - Commitments and Contingencies

From time-to-time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management evaluates the exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and determine if the loss is probable.

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against the Company, the Chief Executive Officer and sole director, Richard E. Bennett, Jr. and the Company’s securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. The Company and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards & Angell, LLP the right to appeal a chambers judge's decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards & Angell, LLP. Since the court's entry of judgment in the appeal, Mr. Hamouth has taken no further steps in his claims against the Company or Mr. Bennett. The Company intends to vigorously defend any claims made by Mr. Hamouth~~.~~ should further action be taken by him in this dispute.

On or about April 22, 2004, the Company filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of our common stock since approximately January 1, 2003. The Company is seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which the Company may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, the Company received notice that Mr. Hamouth's attorney in this matter has withdrawn from the case. On April 15, 2005, the Company filed a motion for summary judgment in this matter.

On or about June 30, 2004, Rene Hamouth filed a stockholder derivative action on behalf of the Company, as a nominal defendant, against Richard E. Bennett, Jr., Robert J. Walters and William R. Dunavant in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action File No. 1:04-CV-1921-TWT. In his complaint, Mr. Hamouth alleged that Messrs. Bennett, Walters and Dunavant failed to forfeit three million shares of the Company’s Series A Convertible Preferred Stock in breach of a Stock Exchange Agreement dated November 9, 2002, among the Company and Messrs. Bennett, Walters and Dunavant. Mr. Hamouth alleged that the Preferred Stock was required to be forfeited if the Company did not have pre-tax earnings of at least $220,000 for the fiscal year ended September 30, 2003. On January 21, 2005, Mr. Hamouth filed his Consent Motion to Dismiss without Prejudice. On February 8, 2005, the Court granted Mr. Hamouth's Consent Motion to Dismiss without Prejudice and dismissed the case without prejudice.

On July 5, 2004, the Company entered into a distribution agreement with Open Systems Solution, Ltd. Certain issues arose regarding the terms of the agreement and the parties have mutually agreed to terminate the contract. The parties are currently engaged in the process of ending the relationship pursuant to the terms and conditions of a settlement agreement which is anticipated to provide for a release of all actual or potential claims against the Company, its officers and its directors.

On July 8, 2004, Todd Mann, Sandy Goldman, Stefanie Paulos, David Gregory, Robert Jetmundsen, Bob Corn, and Jim Douglass filed suit against the Company, its wholly-owned subsidiary, OVT, Inc., Richard E. Bennett, Jr., Robert J. Walters, and Kevin D. McNeil in the Superior Court of Gwinnett County, Georgia, Civil Action File No. 04A-07491-7. The suit sought to enforce certain alleged option rights against OVT, Inc. and to convert those option rights to options for shares of its common stock. The suit also sought compensatory damages for the value of the alleged options. The suit also asserted claims against Messrs. Bennett, Walters, and McNeil for alleged tortuously interference with the option rights. On November 22, 2004, the plaintiffs dismissed their suit without prejudice.

On November 15, 2004, the Company, its subsidiary, OVT, Inc., Robert J. Walters, Richard E. Bennett, Jr. and William R. Dunavant filed suit against Balboni Law Group, LLC, Gerardo M. Balboni, II, and Baker Donelson, Bearman, Caldwell & Berkowtiz, PC, in the State Court of Fulton County, Georgia, Civil Action File No. 04V50744704. The suit alleges breach of contract, negligence and breach of fiduciary duty relating to the legal services provided by the defendants to the plaintiffs. The suit alleges that the defendants committed legal malpractice and breached their fiduciary duties to the plaintiffs in drafting, advising, and negotiating legal documents for the plaintiffs, including the Stock Exchange Agreement, dated November 19, 2002, among and between Armagh Group, Inc., OVT, Inc., Richard E. Bennett, Jr., Robert J. Walters, and William R. Dunavant. The suit also alleges certain conflicts of interests resulting from the defendants' representation of others, including the Armagh Group, Inc. and Rene Hamouth. In the suit, the plaintiffs seek damages in an excess of $6,000,000. Pursuant to extensions provided by the plaintiffs, an answer to the suit has not yet been filed by the defendants. The parties are currently discussing the use of alternative dispute resolution procedures to resolve the suit, including mediation.

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of the Company, announced its intention to bring legal action in the form of a mediation/arbitration against the Company in regard to its alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of its products. The dispute includes claims of SVEL that the Company had anticipatorily breached its agreement with SVEL, thus allegedly inhibiting the development of SVEL's business utilizing its technology on an exclusive basis throughout 25 countries throughout the European Union. The Company contends that it had the right to terminate the agreement because of breaches by SVEL. The Company believes that the claim is wholly without merit and intends to defend the claim vigorously, if a legal action is ever instituted.

On March 31, 2005, Mr. Richard Seifert and KC Adventures, Inc. filed with the American Arbitration Association in Atlanta, Georgia, certain claims against the Company and its wholly-owned subsidiary, OVT, Inc. The arbitration case number is 30-181-559-05. The Statement of Claim filed by the claimants against the Company and OVT, Inc. asserts causes of action for breach of contract, breach of fiduciary duty, unjust enrichment, violation of Pennsylvania's Commissioned Sales Representative Act, accounting and declaratory judgment. The claims are based upon a Representation Agreement, dated February 6, 2003, between KC Ventures Group and OVT, Inc. and the Advisory Agreement dated February 19, 2003, between OVT, Inc. and KC Ventures. One or both claimants contend that they have earned or will earn compensation under the Representation Agreement in excess of $10,000,000 for providing customers and content to the Company and OVT, Inc. Further, one or both claimants also contend that they have earned fees under the Advisory Agreement in excess of $1,000,000 and certain stock options as a result of capital raised for the Company. The Company intends to vigorously defend against these claims.

Except as set forth above, the Company believes that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such claims and proceedings will not have a material adverse impact on its financial position, liquidity, or results of operations.

Note 12 - Subsequent Events

New Service Launch

In January 2005, the Company launched its direct-to-the-consumer mobile video service. This service provides its customers with access to high-quality video programming that is transmitted directly to its customers' SmartPhone cellular handsets or to Wi-Fi enabled Personal Data Assistants (PDA) devices that are connected to the Internet via a wireless local area network. (The Company defines a SmartPhone as a mobile cellular handset that is Internet enabled, has some type of Internet browser, and has either a Windows Media Player or has a RealNetworks Media Player.) The Company is a service provider to subscribers on all of the major U.S. cellular carriers. The Company also provides demonstration accounts, where the Company has acquired the necessary video distribution rights, to viewers in more than 70 countries, operating on more than 150 carriers.

Issuance of Common Stock

On March 29, 2005, the Company completed a private placement in which the Company issued 1,761,235 shares of common stock at $2.25 per share and warrants to purchase up to an additional 880,620 shares of common stock at an exercise price of $3.50 per share, resulting in gross proceeds of approximately $3,962,750. The warrants have a five-year term. In connection with this private placement, the Company paid a finder’s fee of $238,725 in cash and issued warrants to purchase up to 106,100 shares of common stock at $2.25 per share and warrants to purchase up to 53,050 shares of common stock at $3.50 per share to Forte Capital Partners, LLC, the placement agent in the transaction. Further, the placement agent has agreed to purchase an additional $740,000 of the securities issued in the transaction, consisting of 328,889 shares of common stock and warrants to purchase up to an additional 164,445 shares of common stock at a purchase price of $3.50 per share, no fewer than three days prior to the registration statement going effective, or in the case that the registration does not go effective, by the one-year anniversary of the financing, March 29, 2006. The Company has agreed to file a registration statement with respect to the securities issued in this March 2005 private placement. These securities have been issued as restricted shares to an aggregate of 28 accredited investors in a private placement exempt from registration.

Consulting Agreement with Michael P. Walsh.

Effective March 1, 2005, the Company entered into a consulting agreement with Forte Capital Partners, LLC, whose designee is Michael P. Walsh. The term of the consulting agreement is for a period of six months and provides for a monthly salary of $7,500 plus reimbursement of all reasonable travel and other out-of-pocket expenses incurred in performing the consulting services. The consulting agreement also provides for a warrant to purchase 150,000 shares of common stock at an exercise price of $3.50 per share. The warrant includes certain cashless exercise provisions and piggyback registration rights. Either party may terminate the agreement with or without reason. If the Company terminates the agreement without cause, the Company would be obligated to pay all amounts then owed, as well as liquidated damages equal to the monthly salary for the remainder of the term.

Agreement with Two Holders of the Company’s 10% Convertible Promissory Notes

During March 2005, the Company’s reached an agreement with two shareholders who were originally holders of the Company’s 10% Convertible Promissory Notes. Under the terms of the agreement, the shareholders were issued a total of 50,000 shares as additional consideration related to rights associated with such promissory notes.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

We carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2004, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined under Exchange Act Rule 13a-15(e).

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a)  recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter for the fiscal year ended December 31, 2004, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.	Other Information

On December 31, 2004, we completed a private placement in which we issued 341,236 shares of common stock at $2.25 per share and warrants to purchase up to an additional 170,618 shares of common stock at an exercise price of $3.50 per share, resulting in gross proceeds of approximately $767,750. The warrants have a five-year term. The shares of common stock have piggy-back registrations rights.

PART III

Item 9.	Directors and Executive Officers of the Registrant

The following sets forth certain biographical information concerning our current directors and executive officers:

Name	Position	Age

Richard E. Bennett, Jr.	Sole Director, President and Chief Executive Officer	45
Ronald A. Warren	Corporate Secretary, Vice President of Investor Relations and Corporate Communications	50
Michael P. Walsh	Chief Financial Officer	42

Richard E. Bennett, Jr. has been an officer and director since November 2002 and serves as its Chief Executive Officer and President. From May 2004 through February 2004, Mr. Bennett has also served as the Chief Financial Officer of the Company. Mr. Bennett has been an officer and director of the Company's wholly owned subsidiary, (OVT, Inc. d/b/a/ SmartVideo) since September 2000. Prior to founding SmartVideo in September 2000, Mr. Bennett served as a consultant and advisor to early stage growth companies. Prior to January 2000, Mr. Bennett was employed by BARCO, N.V. where he served in a variety of capacities over a nine-year period, including Product Manager, Sales Executive, Quality Assurance Manager, and Customer Support Manager.

Ronald A. Warren joined SmartVideo in December 2003 as Vice President of Investor Relations and Corporate Communications and was elected as Secretary of the Corporation in September 2004. Mr. Warren is a senior level communications professional with a broad background in financial, technical and regulatory issues. His experience includes communications for high growth publicly held companies, national and multicultural audiences. He is a published author of "How to Create a Successful Annual Report" and a frequent guest speaker at national and local industry events. Prior to joining SmartVideo, from 2002 to 2003, Mr. Warren was Director of Investor Relations and Corporate Communications at Beazer Homes USA, Inc. From 1994 to 2002, Mr. Warren was Director of Investor Relations, Corporate Communications and Assistant Secretary of Theragenics Corporation. Mr. Warren is an active member of the National Investor Relations Institute (NIRI) and served as the Atlanta Chapter President from 2002 to 2003.

Michael P. Walsh, joined SmartVideo in March 2005 as Chief Financial Officer. He also is a Business Consultant of one of our stockholders and the placement agent for our March 2005 private placement, Forté Capital Partners, LLC since January 2003. Since January 2004, Mr. Walsh has also served as the Chief Financial Officer, Treasurer and Controller of IQ Biometrix, Inc (OTCBB: IQBM). From May 2001 until January 2004, Mr. Walsh was acting Chief Financial Officer and Director of Finance for Financial Interactive, Inc., a private software company. From January 2000 until April 2001, Mr. Walsh was the Controller for OnLight, Inc. a private telecommunications company. From April 1998 until January 2000, Mr. Walsh was Director of Planning, Analysis and Reporting for First Franklin Financial Corporation, a financial services company, wholly-owned by National City Corporation.

Key Employees and Consultants

William R. Dunavant, 51, serves as Vice President, New Business Development and has been a manager of SmartVideo since October 2002. Between January 2002 and September 2002, Mr. Dunavant served as the President of Seamless Technologies, Inc., a business solutions provider that designs and develops integrated applications to support complex business solutions. From 1999 through 2001, Mr. Dunavant was an independent business consultant developing marketing and sales strategies, offering one-on-one business advice, and management consulting to small and mid-sized firms.

Scott Hughes, 38, Vice President of Engineering, joined SmartVideo in March 2001 and is responsible for product design, scope, and development of our services, including the development of multiple new video and rich media communications services and supporting architecture. From 1996 to 2001, Mr. Hughes was Director of Network and Security Consulting Services at Redmond Technology Partners, a Seattle-based consulting group, whose clients included Microsoft, Infospace, VoiceStream and Western Wireless. Mr. Hughes has held various management and technology positions with Comnet Cellular/Verizon, BellSouth and Turner Entertainment Group's Worldwide Information Technology Services.

Wilson W. Hendricks, III, 62, Vice President of Operations joined SmartVideo as VP Operations in 2005. From 1998 to March 2005, Mr. Hendricks was a director with Bearingpoint, Inc. (formerly KPMG Consulting) and a member of Bearingpoint's Communications and Content practice. Mr. Hendricks was a founding member of KPMG Consulting's wireless group. As a director with KPMG Consulting's Asia Pacific Region, Mr. Hendricks was responsible for starting the regions communications practice. Mr. Hendricks most recent Bearingpoint assignment was as Operations Director for the Department of Homeland Security/Transportation Security Authorities TWIC Program.

Director Compensation

On June 1, 2004, we granted one of our former directors, Darren J. Breitkreuz, options to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share. At the time of the grant, Mr. Breitkreuz was one of our directors. At present, we do not pay our directors for attending meetings of the Board of Directors, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

Audit Committee

The Board of Directors has an Audit Committee. The sole member of the Audit Committee is Mr. Bennett. Mr. Bennett is not an “audit committee financial expert,” as defined under Item 401(e) or Regulation S-B under the Exchange Act. The Board is actively seeking an audit committee financial expert, however, the Company does not have director’s and officer’s liability insurance, which has hindered its ability to attract a person with such qualifications to join the Board of Directors and serve on the Audit Committee. The Board believes that Mr. Bennett has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. During fiscal year ended December 31, 2004, a former director, Darren Breitkreuz, served as the sole member of the Audit Committee until August 31, 2004. Prior to his departure, the Board had determined that Mr. Breitkreuz was an "independent" director; as such term is defined under the Exchange Act or any applicable national exchange or market, but was not an audit committee financial expert. The Audit Committee held no formal meetings during the fiscal year ended December 31, 2004.

The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our Board or Compensation Committee and any member of the Board of Directors or compensation committee of any other companies, nor has such interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of our equity securities. As of the date of this Report, to our knowledge, based solely on our review of the copies of such reports received by us, we believe that all Section 16 reporting persons have timely filed the reports under Section 16(a) of the Exchange Act for the year ended December 31, 2004, except Form 4’s for Rene Hamouth (one filing) and Ronald A. Warren (one filing).

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, which includes our chief executive officer, chief financial officer, chief accounting officer, controller, and any other person performing similar functions. A copy of our code of ethics is publicly available on our website at http://www.smartvideo.com/corpgov.html. If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer, chief accounting officer or controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 10.	Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid during fiscal years ended December 31, 2002, 2003 and 2004, to the persons who served as our Chief Executive Officers, and all other executive officers, whose total annual salary and bonus exceeded $100,000 during 2004 (collectively, the “Named Executives”):

	Annual Compensation			Long Term Compensation Awards
Name	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Richard E. Bennett, Jr.	2004	75,000	-	-	-	-	-
	2003	78,125
	2002	34,154

Ronald A. Warren	2004	72,020	-	53,500(1)	-	100,000	-
	2003	6,003
	2002	-

(1)
Represents the difference between the market value of the stock, as reported on the Over-the-Counter Bulletin Board on the date of grant, September 1, 2004 ($2.07) and the exercise price of the option ($1.00).

Option/SAR Grants Table in the Last Fiscal Year

The following table sets forth certain information concerning grants of stock options to the Named Executives, for the year ended December 31, 2004:

	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Term (1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees In Fiscal Year	Exercise Or Base Price ($/Share)	Expiration Date	5% ($)	10% ($) (1)
Ronald A. Warren	50,000 (2)	2.0%	$1.00	8/31/2009	$ 230,500	$ 304,000
Ronald A. Warren	50,000 (3)	2.0%	$2.25	12/6/2009	$ 168,000	$ 241,500
___________________

1.
This chart assumes a market price of $4.40 for the common stock, the closing sale price for our common stock on the Over-the Counter Bulletin Board as of December 31, 2004, as the assumed market price for the common stock with respect to determining the "potential realizable value" of the shares of common stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. Our common stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the common stock.

2.
This option was granted on September 1, 2004 under our 2004 Equity Incentive Plan and became exercisable with respect to 6.25% on March 1, 2005. The remaining 93.75% of the underlying shares will vest equally on a quarterly basis through September 1, 2008.

3.
This option was granted on December 7, 2004 under our 2004 Equity Incentive Plan and will become exercisable with respect to 6.25% on June 1, 2005. The remaining 93.75% of the underlying shares will vest equally on a quarterly basis through March 1, 2009.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for the Named Executives held by them at December 31, 2004. None of the Named Executives exercised any options during fiscal year 2004.

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In the Money Options
Name	Options at December 31, 2004		at December 31, 2004(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard E. Bennett, Jr.	-	-	$ -	$ -

Ronald A. Warren	-	100,000	$ -	$ 277,500

(1)
Based on the difference between the option's exercise price and a closing price of $4.40 for the underlying common stock on December 31, 2004 (our last business day of fiscal year 2004) as reported by the Over-the-Counter Bulletin Board.

Employment Agreements

Employment Agreement with Richard E. Bennett, Jr. We have entered into an employment agreement with Richard E. Bennett, Jr. The employment agreement provides for an initial base salary of $75,000 with subsequent increases as determined by our Board of Directors. The employment agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in employee benefits applicable to our employees and executives, as well as for the provision of an automobile allowance of up to $650 per month in any month in which we are profitable and other fringe benefits commensurate with his duties and responsibilities and for benefits in the event of disability. Pursuant to the employment agreement, employment may be terminated by us with cause or by the executive with or without good reason. Termination by us without cause or by the executive for good reason would subject us to liability for liquidated damages in an amount equal to six months of the current salary of the terminated executive as of the date of termination.

Consulting Agreement with Michael P. Walsh. Effective March 1, 2005, we entered into a consulting agreement with Forte Capital Partners, LLC, whose designee is Michael P. Walsh. The term of the consulting agreement is for a period of six months and provides for a monthly retainer of $7,500 plus reimbursement of all reasonable travel and other out-of-pocket expenses incurred in performing the consulting services. The consulting agreement also provides for a warrant to purchase 150,000 shares of common stock at an exercise price of $3.50 per share. The warrant includes certain cashless exercise provisions and piggyback registration rights. Either party may terminate the agreement with or without reason. If we terminate the agreement without cause, we would be obligated to pay all amounts then owed, as well as liquidated damages equal to the monthly salary for the remainder of the term.

Employment Agreement with Ronald A. Warren. We entered into an employment agreement with Ronald A. Warren on December 9, 2003. The employment agreement provides for an initial base salary of $72,020 with subsequent increases as determined by our Board of Directors. The employment agreement provides, among other things, for participation in employee benefits applicable to our employees and executives. Pursuant to the employment agreement, employment may be terminated by us or by Mr. Warren with or without cause. The agreement also provides for the grant of 25,000 stock options.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects, as of April 22, 2005, the beneficial common stock ownership of: (i) each of our directors, (ii) each person known by us to be a beneficial holder of 5% or more of our common stock, (iii) each Named Executive , and (iv) all of our executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned(5)	Percentage Shares Beneficially Owned (1) (5)
Richard E. Bennett, Jr. (2)	4,000,000	15.4%
Robert J. Walters (3)	4,000,000	15.4%
William R. Dunavant (4)	4,000,000	15.4%
Ronald A. Warren	15,625	*
Michael P Walsh	2,000	*

All directors and officers as a group (3 persons)	4,017,625	15.5%

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of April 22, 2005, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 25,999,069 shares of common stock outstanding as of April 22, 2005.

(2)	Includes 4,000,000 shares held by a trust for the benefit of Richard E. Bennett, Jr.

(3)	Includes 3,000,000 shares owned directly by Robert J. Walters and 1,000,000 shares held by a trust for the benefit of Robert J. Walters.

(4)	Includes 4,000,000 shares held by a trust for the benefit of William R. Dunavant.

(5)	Does not include the following shares issuable in accordance with the Stock Exchange Agreement dated November 26, 2002 but unissued:

Common Shares Issuable
Richard E. Bennett, Jr.	305,555
Robert J. Walters	305,556
William R. Dunavant	305,555
Total	916,666

Equity Compensation Plan Information

The following table provides information, as of December 31, 2004, with respect to options outstanding and available under the 2004 Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column a (c)

Equity compensation plans approved by security holders	2,445,000	$2.20	2,555,000
Equity compensation plans not approved by security holders	0	N/A	0

TOTAL	2,445,000	$2.20	2,555,000

Item 12.    Certain Relationships and Related Transactions

We had a $325,000 note payable to an entity owned by the spouse of Robert J. Walters, the Former Chairman of our Board of Directors bearing interest at 8% with principal and interest payments due as follows: $75,000 within 30 days of the funding of a public offering of our securities, monthly principal payments of $50,000 thereafter plus accrued interest beginning 30 days after the initial payment of $75,000. As of December 31, 2004, the principal and interest of this note payable was paid in full. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due but are in dispute as of the date of this Report.

We had a $150,000 note payable to a former stockholder of our subsidiary, OVT, Inc., in connection with a stock repurchase, bearing interest at 5.18%. The note was secured by 2,500,000 shares of OVT's common stock. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004.

We had an advance payable to an entity owned by the spouse of a shareholder of approximately $11,000. This advance was made prior to 2003. This advance was paid in full on December 31, 2004.

We have advances from holders of preferred shares amounting to $12,575 at December 31, 2003. These advances are payable on demand and do not bear interest.

Until October 2002, we were provided the use of office facilities from a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of our common stock), at no cost. In October 2002, an agreement was reached with this related entity to charge us rent for its share of the office facilities and common expenses. There were no expenses accrued or charged under the terms of this agreement prior to December 31, 2002. The amount paid by us during 2003 and 2004 under this leasing arrangement amounted to approximately $71,000 and $122,000, respectively. The amount payable under this lease agreement amounted to approximately $40,000 at December 31, 2003. The rental expense associated with this lease is included in the general and administrative expenses in the accompanying consolidated financial statements. This lease expires on August 31, 2005. The minimum future lease payments under the term of this lease for the year ending December 31, 2005 is $64,000.

During 2003, a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of our common stock) used our products and services. Revenues generated from this arrangement during 2003 amounted to approximately $22,000, all of which was receivable at December 31, 2003 and is included in the accounts receivable from related parties in the accompanying consolidated financial statements. These amounts were received in full in March 2004.

During 2004, a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of our common stock), used our products and services. Revenues generated from this arrangement during 2004 amounted to approximately $31,000, all of which was receivable at December 31, 2004 and is included in the accounts receivable from related parties in the accompanying consolidated financial statements. These amounts have been reserved in full pending the resolution of the dispute regarding the late charges associated with the note payable as discussed earlier.

Our Chief Financial Officer, Michael P. Walsh, is also a business consultant to Forte Capital Partners, LLC, one of our stockholders and the placement agent in connection with our March 2005 private placement. Forte Capital Partners, LLC received (i) a finder’s fee of $238,725 in cash; (ii) a warrant to purchase up to 106,100 shares of our common stock at $2.25 per share; and (iii) a warrant to purchase up to 53,050 shares of our common stock at $3.50 per share. Forte Capital Partners, LLC has agreed to invest an additional $740,000 no fewer than 3 days prior to the registration statement going effective, or in the case that the registration does not go effective, by the one-year anniversary of the financing, March 29, 2006.

Item 13.	Exhibits

The following is a complete list of exhibits filed as part of the Annual Report on form 10-KSB, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

(1)	Financial statements The SmartVideo Technologies, Inc. financial statements found in ITEM 7. FINANCIAL STATEMENTS for the year ended December 31, 2004 are incorporated herein by reference.

(2)	Exhibits:
2.1	Agreement relating to the Acquisition of OVT, Inc., d/b/a SmartVideo Technologies, Inc. (as amen) [1]
3.1	Certificate of Incorporation, as amended [2]
3.2	Bylaws, as amended [3]
4.1	Form of warrant issued to each purchaser in the March 2005 private placement
4.2	Form of warrant issued to each purchaser in the December 2004 private placement
4.3	Warrant issued to Interim CFO Solutions LLC to purchase 100,000 shares of common stock at $1.50 per share
4.4	Warrant issued to Interim CFO Solutions LLC to purchase 100,000 shares of common stock at $2.00 per share
4.5	Warrant issued to Interim CFO Solutions LLC to purchase 1,739,130 units
4.6	Form of Warrant issued to Interim CFO Solutions LLC to purchase 434,783 shares of common stock at $1.50 per share
4.7	Form of Warrant issued to Interim CFO Solutions LLC to purchase 434,783 shares of common stock at $2.00 per share
10.1*	2004 Equity Incentive Plan [3]
10.2*	Employment Agreement for Richard E. Bennett, Jr.[4]
10.3*	Employment Agreement for Ronald A. Warren
10.4*	Consulting Agreement for Michael P. Walsh
10.5	Form of Registration Rights Agreement[3]
10.6	Promissory Note to ProNetworkTV, Inc. [3]
10.7	Form of Securities Purchase Agreement, dated as of March 29, 2005
10.8	Form of Subscription Agreement, dated as of December 31, 2004
10.9	Form of Registration Rights Agreement, dated as of March 29, 2005
10.10	Form of Registration Rights Agreement, dated as of December 31, 2004
10.11	Registration Rights Agreement, dated as of November 29, 2004, between SmartVideo Technologies, Inc. and Interim CFO Solutions LLC
10.12	Services Agreement, dated September 1, 2002, between OVT, Inc. and Business Ventures for facilities sub-lease and services
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________________________

*	Management contract or compensatory plan or arrangement.

1	Incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K, as amended, as filed with the Commission on December 13, 2002.
2	Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, as filed with the Commission on January 2, 2001.
3	Incorporated by reference to the Exhibits to the Company's Form 10-KSB for the year ended December 31, 2003, as filed with the Commission on April 30, 2004.
4	Incorporated by reference to the Exhibits to the Company's Form 10-KSB for the year ended December 31, 2002, as filed with the Commission on May 15, 2003.

Item 14.	Principal Accountant Fees and Services

Independent Auditor for 2004. Our Audit Committee recommended and approved the engagement of Sherb and Co., LLP as our principal independent accountants, effective January 1, 2004.

Fees billed for Fiscal Years 2004 and 2003 The following table represents fees for professional services rendered by Sherb and Co., LLP and Spicer Jeffries LLP billed to us for the audit of our annual financial statements for the years ended December 31, 2004 and 2003, respectively and fees for other services billed by Sherb and Co., LLP and Spicer Jeffries LLP during those periods:

Fees	2004	2003
Audit Fees	$39,000	$14,197
Audit Related Fees	0	0
Tax Fees	0	2,500
All Other Fees	0	0

Total	$39,000	$16,697

Audit Fees

We incurred the following fees to Sherb and Co., LLP, our independent auditors, for services rendered for the year ended December 31, 2004, and Spicer Jeffries for services rendered for the year ended December 31, 2003, a total of (i) $7,500 incurred in fiscal 2004 for the audit of our financial statements for fiscal 2004 and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-QSB for the year ended December 31, 2004, and (ii) an additional $31,500 incurred in fiscal 2004 to complete the audit and review work for the year ended December 31, 2003, which was billed by Sherb and Co., LLP.

Audit Related Fees

There were no additional fees for 2004 and 2003 billed to us by Sherb and Co., LLP and Spicer Jeffries LLP for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above.

Tax Fees

The aggregate fees billed to us by Sherb and Co., LLP for 2004 and by Spicer Jeffries LLP for 2003, for tax compliance, tax advice and tax planning were zero and $2,500, respectively.

All Other Fees

There were no additional fees for 2004 and 2003 billed to us by Sherb and Co., LLP or by Spicer Jeffries LLP for products and services rendered, other than as described above.

Auditor Pre-Approval Policies. The Audit Committee is responsible for pre-approving every engagement of the independent auditor to perform audit or non-audit services for us. The Audit Committee's pre-approval policy provides as follows:

•
First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage the independent auditor for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to lenders as may be required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management's internal controls assessment.

•
Second, if any new "unlisted" services are proposed during the year, the Audit Committee will review each proposed individual engagement. From and after the effective date of the Commission's rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent auditors, the Audit Committee had pre-approved all audit and permissible non-audit services provided by Sherb and Co., LLP, since its engagement as our principal independent accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC.

Date: April 27, 2005	By:	/s/ Richard E. Bennett, Jr.
Richard E. Bennett, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Richard E. Bennett, Jr.	President, Chief Executive Officer,	April 27, 2005
Richard E. Bennett, Jr.	and Sole Director

/s/Michael P. Walsh	Chief Financial Officer	April 27, 2005
Michael P. Walsh