Form 10QSB
period 2005-03-31
SMART VIDEO TECHNOLOGIES INC
filed 2005-05-23
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26809

SMARTVIDEO TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	91-1962104
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3505 Koger Boulevard, Suite 400, Duluth, Georgia	30096
(Address of principal executive offices)	(Zip Code)

(770) 279-3100
Issuer’s telephone number, including area code

1650 Oakbrook Drive, Suite 405, Norcross Georgia	30093
(Former address of principal executive offices)	(Zip Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Transitional Small Business Disclosure Format: Yes ☐ No ☒
The total number of shares of the issuer’s common stock, $.001 par value, outstanding on May 12, 2005 was 25,999,179.

SMARTVIDEO TECHNOLOGIES INC.

- i -

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “intend,” “plan,” “estimate,” “expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. You should not place undue reliance on these forward-looking statements. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

•	significant uncertainty inherent in the mobile entertainment services industry;
•	our ability to obtain future financing or funds when needed;
•	our ability to successfully obtain a diverse customer base;
•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;
•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;
•	our ability to develop, maintain and enhance our strategic relationships with wireless carriers, handset distributors, key streaming media technology companies and content providers; and
•	our ability to design and execute a successful business strategy.

This document should be read in conjunction with our Annual Report on Form 10-KSB. You should carefully consider carefully the statements under “Risk Factors” in our Form 10-KSB, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, investors should consider the risks described herein and should not place undue reliance on any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In this document, the words “we,” “our” and “us” refer to SmartVideo Technologies, Inc. and its subsidiary, unless the context otherwise requires.

- ii -

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

SMARTVIDEO TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet

(Unaudited)

March 31,
2005
ASSETS

CURRENT ASSETS
Cash	$2,535,233
Accounts receivable - net of allowance for doubtful accounts of $58,347	3,502
Prepaid expenses	143,037
Total current assets	2,681,772

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $96,677	773,846

OTHER ASSETS	60,000
TOTAL ASSETS	$3,515,618

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,479,177
Private placement monies to be refunded	64,500
Due to related parties	12,575
Payable to related party	53,311
Due to advisor	727,504
Loan payable and related accrued interest	57,719
Total current liabilities	2,394,786

Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of March 31, 2005	-
Common stock, $.001 par value, 50,000,000 shares authorized, 25,999,179 shares issued and outstanding as of March 31, 2005	25,999
Additional paid-in capital	20,809,156
Non-cash, stock-based compensation attributable to future periods	(5,282,283)
Accumulated deficit	(14,432,040)
Total shareholders’ equity	1,120,832
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,515,618

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004

REVENUES
Revenue	$25,132	$31,696
Revenue - related party	-	11,135
Total revenue	25,132	42,831

EXPENSES
Compensation and benefits	302,549	232,518
Consulting fees	110,261	152,161
Data center	128,402	85,034
Professional fees	145,265	53,756
Selling, general and administrative	857,399	213,888
Non-cash, stock-based compensation	447,230	-
Depreciation	24,364	12,937
Total operating expenses	2,045,470	750,294
Loss from operations	(2,020,338)	(707,463)

OTHER EXPENSES
Interest expense	(198,220)	(73,690)
NET LOSS	$(2,218,558)	$(781,153)

LOSS PER SHARE
Basic and diluted net loss per share	$(0.09)	$(0.08)

Weighted average common shares used to compute basic and diluted net loss per share	24,236,381	10,084,446

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(2,218,558)	$(781,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash, stock-based compensation	447,230	-
Valuation adjustment related to non-cash compensation due to advisor	(79,970)	-
Additional consideration related to rights of convertible promissory notes	197,500	-
Depreciation	24,364	12,937
Bad debt expense	14,027	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(16,529)	(17,550)
Prepaid expenses	(52,350)	-
Other assets	(50,000)	-
Accrued interest on notes payable	716	70,094
Investor returns	(50,000)	-
Accounts payable and accrued expenses	739,274	219,518
Net cash used in operating activities	(1,014,296)	(496,154)

CASH FLOWS FROM INVESTING ACTIVITES
Capital expenditures	(567,938)	(28,457)
Net cash used in investing activities	(567,938)	(28,457)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the issuance of common stock	3,729,875	261,000
Payments to related parties	-	(20,000)
Net cash provided by financing activities	3,729,875	241,000

NET INCREASE (DECREASE) IN CASH	2,147,641	(283,611)

CASH, beginning of period	387,592	297,998
CASH, end of period	$2,535,233	$14,387

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization

SmartVideo Technologies, Inc. (“SmartVideo” or “the Company”) has developed a video compression and processing technology enabling the delivery of Internet multimedia broadcast content.

Note 2 - Significant Accounting Policies, Going Concern, and Risks and Uncertainties

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-QSB for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (“2004 10-KSB”).

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2004, the balance exceeded the federally insured limit by $2,424,866.

Property and Equipment

Property and equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense was $24,364 and $12,937 for the three month periods ended March 31, 2005 and 2004, respectively.

Property and equipment consist of the following:

March 31,
2005

Computer equipment	$791,023
Proprietary software development	79,500
870,523
Less accumulated depreciation	(96,677)
Property and equipment , net	$773,846

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Significant Accounting Policies, Going Concern, and Risks and Uncertainties (continued)

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

Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of and for the three months ended March 31, 2005, it had an accumulated deficit of approximately $14,432,000 and a loss from operations of approximately $2,020,000. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue its operations is contingent upon obtaining additional financing and attaining profitable operations.

Proceeds received from the March 2005 private placement will be used for the acquisition of programming rights, marketing and sales initiatives, and further improvements to the Company’s technology, as well as increase staffing levels to support these marketing and technology efforts, all of which will adversely affect operating results until revenues from sales of the Company’s services reach a level at which operating costs can be supported. In the Company’s efforts to strengthen its marketing and sales initiatives of the distribution of its services, it is critical that the Company obtain distribution partners in order to begin generating revenues.

The Company does not expect to generate cash flows from operating activities during 2005 sufficient to offset its operating expenditures. The Company’s operations to date have been financed primarily through sales of its securities. The Company anticipates, based on its currently proposed plans and assumptions relating to operations, that the net proceeds from its recent financings, together with projected cash flow from operations, will not be sufficient to meet the Company’s cash requirements for working capital and capital expenditures through December 31, 2005. As a result, it will be necessary for the Company to secure additional financing to support its operations. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. The Company currently has no commitments for any additional capital.

Earnings Per Share

Common shares equivalents consist of shares issuable upon the exercise of certain stock warrants and stock options. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Significant Accounting Policies, Going Concern, and Risks and Uncertainties (continued)

Stock-based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.  The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

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

Note 3 - Due to Advisor

Under the terms of an advisory agreement with one of the Company’s consultants, the Company has recorded a liability for a cash component of approximately $34,000 and unissued, non-cash, stock-based compensation due and outstanding in the approximate amount of $693,000 as of March 31, 2005. The estimated non-cash, stock-based compensation due to the advisor has been computed using a Black-Scholes fair value method.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 - Shareholders’ Equity

The authorized capital stock of the Company consists of 50,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock, in one or more series as determined by the Board of Directors. Prior to its conversion in March 2004, each share of preferred stock was entitled to the same voting preferences as the Company’s common stock.

On May 1, 2004, the Board of Directors granted options for an aggregate of 750,000 shares of common stock under the 2004 Equity Incentive Plan. These stock options were awarded to five members of our outside Advisory Committee, Herman Rush, Joseph Indelli, Peter Sealey, James Rosenfield, and Frederick Pierce, with have an exercise price of $3.50 per share. For the three months ended March 31, 2005, the Company has recorded $209,925 in non-cash, stock-based compensation expense and $1,609,425 in non-cash, stock-based compensation attributable to future periods related to these awards. The current and deferred portions of the compensation have been determined using the Black-Scholes fair value method.

On September 1, 2004, the Company issued an incentive stock option award to Darren Breitkreuz, a former director, in the amount of 500,000 options. These options were previously authorized by the Board of Directors subject to shareholder approval of the 2004 Equity Incentive Plan. These options have an exercise price of $1.00 per share. The closing share price on the date preceding this award was $2.07. For the three months ended March 31, 2005, the Company has recorded $24,688 in non-cash, stock-based compensation expense and $345,625 in non-cash, stock-based compensation attributable to future periods related to this award. The current and deferred portions of the compensation have been determined using the Black-Scholes fair value method.

Effective March 1, 2005, the Company entered into a consulting agreement with Forte Capital Partners, LLC, whose designee is Michael P. Walsh, to serve as our Chief Financial Officer. The term of the consulting agreement is for a period of six months and provides for a monthly salary of $7,500 plus reimbursement of all reasonable travel and other out-of-pocket expenses incurred in performing the consulting services. The consulting agreement also provides for a warrant to purchase 150,000 shares of common stock at an exercise price of $3.50 per share. The warrant includes certain cashless exercise provisions and piggyback registration rights. Either party may terminate the agreement with or without reason. If the Company terminates the agreement without cause, the Company would be obligated to pay all amounts then owed, as well as liquidated damages equal to the monthly salary for the remainder of the term. For the three months ended March 31, 2005, the Company has recorded $47,825 in non-cash, stock-based compensation expense and $239,125 in non-cash, stock-based compensation attributable to future periods related to this award. The current and deferred portions of the compensation have been determined using the Black-Scholes fair value method.

Effective March 1, 2005, the Company entered into a consulting agreement with Trilogy Capital Partners, Inc. for the development and implementation of a marketing program. The term of the consulting agreement is for a period of one year and provides for a monthly fee of $10,000 plus reimbursement of all reasonable travel and other out-of-pocket expenses incurred in performing the consulting services. The consulting agreement also provides for warrants to purchase an aggregate of 1,250,000 shares of common stock at exercise prices ranging from $4.30 to $6.50 per share. The warrants include certain cashless exercise provisions and piggyback registration rights. Either party may terminate the agreement with or without reason. If the Company terminates the agreement prior to February 1, 2006, the Company would be obligated to pay a severance fee of $30,000. For the three months ended March 31, 2005, the Company has recorded $194,792 in non-cash, stock-based compensation expense and $2,142,708 in non-cash, stock-based compensation attributable to future periods related to the issuance of these warrants. The current and deferred portions of the compensation have been determined using the Black-Scholes fair value method.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 - Shareholders’ Equity (continued)

During March 2005, the Company reached an agreement with two shareholders who were originally holders of the Company’s 10% Convertible Promissory Notes. Under the terms of the agreement, the shareholders were issued a total of 50,000 shares as additional consideration related to rights associated with such promissory notes.

On March 29, 2005, the Company completed a private placement in which we issued 1,761,345 shares of common stock at $2.25 per share and warrants to purchase up to an additional 880,675 shares of common stock at an exercise price of $3.50 per share, resulting in gross proceeds of approximately $3,963,000. The warrants have a five-year term. In connection with this private placement, the Company paid a finder’s fee of $233,125 in cash and issued warrants to purchase up to 139,000 shares of common stock at $2.25 per share to Forte Capital Partners, LLC, the placement agent in the transaction. Further, the placement agent has agreed to purchase an additional $740,000 of the securities issued in the transaction, consisting of 328,889 shares of common stock and warrants to purchase up to an additional 164,445 shares of common stock at a purchase price of $3.50 per share, no fewer than three days prior to the registration statement going effective, or in the case that the registration does not go effective, by November 1, 2005. The Company has agreed to file a registration statement with respect to the securities issued in this March 2005 private placement. These securities have been issued as restricted shares to an aggregate of 28 accredited investors in a private placement exempt from registration.

Note 5 - Stock Plans

  2004 Equity Incentive Plan

The Board of Directors of the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) effective January 1, 2004, to provide incentives to attract and retain officers, directors, and key employees. The 2004 Plan allows for the issuance of up to 5,000,000 shares of common stock. This Plan was approved by the shareholders at the annual meeting held on August 31, 2004. There are 2,445,000 options granted and outstanding under this plan. The exercise prices of the options granted under this plan range between $1.00 and $3.50 with a weighted average exercise price of $2.19. All of the stock options granted from the adoption of the 2004 Plan through March 31, 2005 are outstanding as of March 31, 2005. There were no exercises or forfeitures during the three months ended March 31, 2005. The weighted average remaining contractual life of the options granted and outstanding under this plan is 8.00 years. As of March 31, 2005, there were 327,500 options exercisable, but unexercised. In general, stock options granted through March 31, 2005 have included exercise prices not less than the fair market value of our common stock at the date of grant, and vest, as determined by the Company’s Board of Directors.

On September 1, 2004, the Company granted 50,000 stock options to an officer. On December 7, 2004, the Company granted an additional 50,000 stock options to this same officer. No other officer or director of the Company holds any options, warrants or other rights allowing such person to acquire additional shares of the Company’s common stock.

SmartVideo reports all non-cash, stock-based compensation to non-statutory employees as a single expense category in the accompanying consolidated statements of operations. During the three months ended March 31, 2005, the Company recorded approximately $477,000 in non-cash stock-based compensation to non-statutory employees.

Accounting for Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 - Stock Plans (continued)

Accounting for Stock-Based Compensation (continued)

related interpretations.  As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.  The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

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

	March 31,
	2005	2004
Net loss to common shareholders, as reported	$(2,218,558)	$(781,153)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(78,353)	-
Pro forma net loss to common shareholders	$(2,296,911)	$(781,153)

Basic and diluted net loss per share, as reported	$(0.09)	$(0.08)
Pro forma basic and diluted net loss per share	$(0.09)	$(0.08)

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 2.50%, the volatility factor was 115.96%, the estimated average life term was 3.25 years, and the weighted average fair value of the options granted was $2.19.

The Company’s wholly owned subsidiary had issued under its stock incentive plan approximately 1,565,500 options which were still outstanding at March 31, 2005. These options have exercise prices ranging from $0.06 to $0.50 per option. Such options were granted between October 2000 and April 2002. Under the terms of the stock incentive plan, all of these options have expired.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6 - Promissory Notes

Concurrent with the merger between Armagh and OVT, the Company agreed to assume a $50,000 loan payable to a third party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $7,719 as of March 31, 2005.

The Company had a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8%. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due but are in dispute as March 31, 2005.

Note 7 - Related Party Transactions

The Company had a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8%. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due but are in dispute as March 31, 2005.

The Company had advances from holders of preferred shares amounting to $12,575 at December 31, 2003. These advances are payable on demand and do not bear interest.

Until October 2002, the Company was provided the use of office facilities from a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of our common stock), at no cost. In October 2002, an agreement was reached with this related entity to charge the Company rent for its share of the office facilities and common expenses. This lease expires on August 31, 2005.

During 2004 and 2005, a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of our common stock), used the Company’s products and services. Revenues generated from this arrangement during 2004 and 2005 amounted to approximately $45,000, all of which was receivable at March 31, 2005. These amounts have been reserved in full pending the resolution of the dispute regarding the late charges associated with the note payable as discussed earlier.

Note 8 - Commitments and Contingencies

From time-to-time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management evaluates the exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and determine if the loss is probable.

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against the Company, the Chief Executive Officer and sole director, Richard E. Bennett, Jr. and the Company’s securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. The Company and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards & Angell, LLP the right to appeal a chambers judge's decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards & Angell, LLP. Since the court's entry

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8 - Commitments and Contingencies (continued)

of judgment in the appeal, Mr. Hamouth has taken no further steps in his claims against the Company or Mr. Bennett. The Company intends to vigorously defend any claims made by Mr. Hamouth~~.~~ should further action be taken by him in this dispute.

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

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8 - Commitments and Contingencies (continued)

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

Note 9 - Subsequent Events

In May 2005, the Company received approval from the Landlord to assume a sublease for approximately 25,000 square feet of office space in Duluth, Georgia. This office space currently serves as the Company’s corporate headquarters. This sublease calls for monthly rental payments of approximately $23,000 and terminates on August 31, 2007. The Company will continue to pay $8,000 per month on our old office space, through August 2005, when that lease terminates.

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

Overview

We are a provider of mobile entertainment services. We were incorporated in 2000. We are in the business of purchasing the rights to video/television content for the mobile handset market and delivering the video content to mobile subscribers for a monthly fee. Additionally, we anticipate being in the business of providing managed services for network operators (carriers) and for major content owners/distributors. We intend to expand our market opportunity by ultimately delivering video services to all forms of devices capable of receiving an Internet Protocol, or IP, data stream and having this data stream rendered into visible images on displays.

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

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and our Audit Committee has reviewed our disclosure relating to our critical accounting policies in this "Management's Discussion and Analysis Or Plan of Operation."

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

Accounting for Stock-Based Compensation

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  We have adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.  We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Results of Operations

Quarterly Period Ended March 31, 2005 compared to 2004

Revenues

Revenues for the quarterly period ended March 31, 2004 consisted typically of license fees from volume-based usage arrangements of our digital media and multimedia broadcast products and services, and under certain circumstances, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. Revenues for the quarterly period ended March 31, 2005 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers. Our revenues decreased by approximately $18,000 when compared to the same period in 2004. This decrease is primarily attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $70,000 for the quarterly period ended March 31, 2005 as compared to the same period in 2004. As our industry continues to develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and relying less on the use of consultants for discrete projects.

Consulting fees

Our consulting fees have decreased by approximately $42,000 for the quarterly period ended March 31, 2005 when compared to the same period in 2004. This decrease is primarily due to our ability to fill key positions with full-time employees instead of continuing to utilize outside consultants.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $43,000 for the quarterly period ended March 31, 2005 when compared to 2004 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Professional Fees

Our professional fees increased approximately $92,000 for the quarterly period ended March 31, 2005 when compared to the same period in 2004. This increase is primarily attributable to additional professional fees incurred that were associated with our recent financing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities, trade shows, and other general and administrative expenses. The increase in selling, general and administrative expenses in 2005 of approximately $644,000 when compared to 2004 is primarily due costs associated with our participation in numerous trade shows and the extra costs attributable to our decision to develop a prominent presence in each of these events. Our focus is to create a presence in each of these events designed to extend and enhance the awareness of our brand, products and services to potential partners, distributors, and content owners. We have also incurred additional travel related and marketing costs associated with specialized consultants we have hired to assist us in this process.

Non-cash, Stock-based Compensation

In March 2005, as part of a financial consulting arrangement and a marketing consulting arrangement, we issued a total of 1,400,000 warrants to purchase our common stock. These warrants are exerciseable at prices ranging from $3.50 to $6.50. For the three months ended March 31, 2005, we have recorded $242,617 in non-cash, stock-based compensation expense and $2,381,833 in non-cash, stock-based compensation attributable to future periods related to the issuance of these warrants. The current and deferred portions of the compensation have been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous stock option grants.

Interest Expense

Interest expense for the quarterly period ended March 31, 2005 was approximately $198,000. Of this amount, $197,500 was attributable to the issuance of additional shares of common stock as additional consideration related to the rights of certain convertible debt holders.

Liquidity and Capital Resources

To date, we have generated only minimal revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placements and loans from shareholders and other related entities.

It is anticipated that we will need to raise at least $4,200,000 over the course of the next twelve months to fund our current level of operations. There can be no assurance, however, that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

Going Concern

We have incurred recurring losses and negative cash flows since inception. As of and for the three months ended March 31, 2005, we had an accumulated deficit of approximately $14,432,000 and a loss from operations of approximately $2,020,000. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

Proceeds received from the March 2005 private placement will be used for the acquisition of programming rights, marketing and sales initiatives, and further improvements to our technology, as well as increase staffing levels to support these marketing and technology efforts, all of which will adversely affect operating results until revenues from sales of our services reach a level at which operating costs can be supported. In our efforts to strengthen its marketing and sales initiatives of the distribution of its services, it is critical that we obtain distribution partners in order to begin generating revenues.

We do not expect to generate cash flows from operating activities during 2005 sufficient to offset our operating expenditures. Our operations to date have been financed primarily through sales of our securities. We anticipate, based on its currently proposed plans and assumptions relating to operations, that the net proceeds from its recent financings, together with projected cash flow from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures through December 31, 2005. As a result, it will be necessary for us to secure additional financing to support our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. We currently have no commitments for any additional capital.

Subsequent Events

We sublease approximately 25,000 square feet of office space in Duluth, Georgia. This office space currently serves as our corporate headquarters. We pay rent of approximately $23,000 per month on the sublease which terminates on August 31, 2007. We will continue to pay $8,000 per month on our old office space, through August 2005, when that lease terminates.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123R”) which (i) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for us in fiscal year 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. We are currently evaluating which transitional provision and fair value methodology we will follow. We expect that any expense associated with the adoption of the provisions of SFAS 123R will have a material negative impact on our results of operations.

Item 3. Controls and Procedures

Our chief executive officer and chief financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiary. Such officers have concluded (based upon his evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the Certifying Officers, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against us, our Chief Executive Officer and sole director, Richard E. Bennett, Jr. and our securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. We and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards & Angell, LLP the right to appeal a chambers judge's decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards & Angell, LLP. Since the court's entry of judgment in the appeal, Mr. Hamouth has taken no further steps in his claims against us or Mr. Bennett. We intend to vigorously defend any claims made by Mr. Hamouth. should further action be taken by him in this dispute.

On or about April 22, 2004, we filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of our common stock since approximately January 1, 2003. We are seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which we may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, we received notice that Mr. Hamouth's attorney in this matter has withdrawn from the case. On April 15, 2005, we filed a motion for summary judgment in this matter.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During March 2005, we reached an agreement with two shareholders who were originally holders of our 10% Convertible Promissory Notes. Under the terms of the agreement, the shareholders were issued a total of 50,000 shares as additional consideration related to rights associated with such promissory notes.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2005.

Item 5. Other Information

None

Item 6. Exhibits

a.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC.

By:	/s/ Richard E. Bennett, Jr.	May 23, 2005

	Richard E. Bennett, Jr. President, Chief Executive Officer & Sole Director (Principal Executive Officer)	Date

By:	/s/ Michael P. Walsh	May 23, 2005

	Michael P. Walsh Chief Financial Officer (Chief Financial Officer and Principal Accounting Officer)	Date