Form 10QSB
period 2005-06-30
SMART VIDEO TECHNOLOGIES INC
filed 2005-09-14
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐     No  ☒

The total number of shares of the issuer’s common stock, $.001 par value, outstanding on August 30, 2005 was 26,749,179.

SMARTVIDEO TECHNOLOGIES INC.

- i -

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 throughout this document. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,”“intend,”“plan,”“estimate,”“expect” or “anticipate” will occur and other similar statements), you must remember that our expectations may not turn out to be correct, even though we believe they are reasonable. We do not guarantee that any future transactions or events described herein will happen as described or that they will happen at all. You should read this document completely and with the understanding that actual future results may be materially different from what we expect. You should not place undue reliance on these forward-looking statements. Whether actual events or results will conform to our expectations and predictions is subject to a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

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

This document should be read in conjunction with our Annual Report on Form 10-KSB. You should carefully consider the statements under “Risk Factors” in our Form 10-KSB, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

In this document, the words “we,”“our” and “us” refer to SmartVideo Technologies, Inc. and its subsidiary, unless the context otherwise requires.

- ii -

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

SMARTVIDEO TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheet
(Unaudited)

June 30,
2005
ASSETS
CURRENT ASSETS
Cash	$361,576
Accounts receivable – net of allowance for doubtful accounts of $74,607	2,722
Broadcast rights	2,527,361
Prepaid expenses	18,000
Total current assets	2,909,659

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $174,970	876,860

OTHER ASSETS
Broadcast rights	3,556,807
Other	152,261
TOTAL ASSETS	$7,495,587

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,451,847
Contracts payable – Broadcast rights	2,623,000
Due to related parties	12,575
Payable to related party	53,311
Due to advisor	294,300
Loan payable and related accrued interest	58,443
Total current liabilities	4,493,476

OTHER NON-CURRENT LIABILITIES
Contracts payable – Broadcast rights	3,697,077
Total liabilities	8,190,553

Commitments and Contingencies	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of June 30, 2005	-
Common stock, $.001 par value, 50,000,000 shares authorized, 25,999,179 shares issued and outstanding as of June 30, 2005	25,999
Additional paid-in capital	20,809,156
Non-cash, stock-based compensation attributable to future periods	(2,657,898)
Accumulated deficit	(18,872,223)
Total shareholders’ deficit	(694,966)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$7,495,587

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarterly Period		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
REVENUE
Revenue	$38,360	$10,637	$63,492	$43,842
Revenue – related party	-	9,066	-	18,692
Total revenue	38,360	19,703	63,492	62,534

EXPENSES
Broadcast rights	509,351	-	509,351	-
Compensation and benefits	463,847	285,868	766,396	518,386
Consulting fees	126,198	266,118	236,459	418,279
Data center	214,680	86,415	343,082	171,449
Professional fees	261,415	59,148	406,680	112,904
Selling, general and administrative	208,004	265,491	1,065,403	479,379
Non-cash, stock-based compensation	2,624,385	-	3,101,615	-
Depreciation	78,293	11,386	102,657	24,323
Total operating expenses	4,486,173	974,426	6,531,643	1,724,720
Loss from operations	(4,447,813)	(954,723)	(6,468,151)	(1,662,186)

OTHER INCOME (EXPENSE)
Interest income	8,838	-	8,838	-
Interest expense	(1,208)	(11,166)	(199,428)	(84,856)
NET LOSS	$(4,440,183)	$(965,889)	$(6,658,741)	$(1,747,042)

LOSS PER SHARE
Basic and diluted net loss per share	$(0.17)	$(0.04)	$(0.27)	$(0.11)

Weighted average common shares used to compute basic and diluted net loss per share	25,999,179	21,785,331	25,122,648	15,935,461

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(6,658,741)	$(1,747,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash, stock-based compensation	3,101,615	-
Valuation adjustment related to non-cash compensation due to advisor	(513,174)	-
Additional consideration related to rights of convertible promissory notes	197,500	-
Depreciation	102,657	24,323
Bad debt expense	30,287	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(32,009)	(3,008)
Broadcast rights, net of liabilities	235,909	-
Prepaid expenses	72,687	-
Other assets	(142,261)	-
Accrued interest on notes payable	1,440	79,173
Investor returns	(114,500)	-
Accounts payable and accrued expenses	711,944	363,905

Net cash used in operating activities	(3,006,646)	(1,282,649)

CASH FLOWS FROM INVESTING ACTIVITES
Capital expenditures	(749,245)	(36,604)

Net cash used in investing activities	(749,245)	(36,604)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the issuance of common stock	3,729,875	1,046,500
Payments to related parties	-	(20,000)

Net cash provided by financing activities	3,729,875	1,026,500

NET DECREASE IN CASH	(26,016)	(292,753)

CASH, beginning of period	387,592	297,998

CASH, end of period	$361,576	$5,245

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

Note 2 - Significant Accounting Policies, Going Concern, and Risks and Uncertainties

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-QSB for interim financial information. Accordingly, these statements do not include all of the information and notes required for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (“2004 10-KSB”).

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2005, the balance exceeded the federally insured limit by $261,576.

Property and Equipment

Property and equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense was $102,657 and $24,323 for the six month periods ended June 30, 2005 and 2004, respectively.

Property and equipment consist of the following:

June 30,
2005
Computer equipment	$972,330
Proprietary software development	79,500
1,051,830
Less accumulated depreciation	(174,970)

Property and equipment, net	$876,860

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Significant Accounting Policies, Going Concern, and Risks and Uncertainties (continued)

Broadcast Rights

The Company acquires rights to programming to deliver this programming to our subscribers. The costs incurred in acquiring programs is capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

Product Concentration

Historically, the Company derived a substantial portion of its revenues from one product and related services, Internet multimedia broadcasting. The Company does not expect this trend to continue.

SmartVideo recently launched a direct-to-the-consumer mobile video service and is attempting to develop a broad and diverse subscriber base and diverse distribution channels to acquire additional subscribers.

The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of market acceptance, technological change or other factors.

Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of and for the six months ended June 30, 2005, it had an accumulated deficit of approximately $18,872,000 and a loss from operations of approximately $6,468,000. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue its operations is contingent upon obtaining additional financing and attaining profitable operations.

Proceeds received from the March 2005 private placement have been used to support the expenses associated with market roll-out of the SmartVideo services, which include the acquisition of programming rights, marketing and sales initiatives, and further improvements to the Company’s technology, as well as increase staffing levels to support these marketing and technology efforts, all of which will adversely affect operating results until revenues from sales of the Company’s services reach a level at which operating costs can be supported. In the Company’s efforts to strengthen its marketing and sales initiatives for the distribution of its services, it is critical that the Company obtain distribution partners in order to begin generating revenues.

The Company does not expect to generate cash flows from operating activities during 2005 sufficient to offset its operating expenditures. The Company’s operations to date have been financed primarily through sales of its securities. The Company anticipates, based on its currently proposed plans and assumptions relating to operations, that the net proceeds from its recent financings, together with projected cash flow from operations, will not be sufficient to meet the Company’s cash requirements for working capital and capital expenditures through December 31, 2005. As a result, it will be necessary for the Company to secure additional financing to support its operations. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. The Company currently has no firm commitments for any additional capital.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 - Significant Accounting Policies, Going Concern, and Risks and Uncertainties (continued)

Earnings Per Share

Common share equivalents consist of shares issuable upon the exercise of certain stock warrants and stock options. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect.  There were 25,999,179 shares of common stock outstanding as of June 30, 2005.

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

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 3 - Due to Advisor

Under the terms of an advisory agreement with one of the Company’s consultants, the Company has recorded a liability for a cash component of approximately $34,000 and unissued, non-cash, stock-based compensation due and outstanding in the approximate amount of $260,000 as of June 30, 2005. The estimated non-cash, stock-based compensation due to the advisor has been computed using a Black-Scholes fair value method.

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

On May 1, 2004, the Board of Directors granted options for an aggregate of 750,000 shares of common stock under the 2004 Equity Incentive Plan. These stock options were awarded to five members of our outside Advisory Committee, Herman Rush, Joseph Indelli, Peter Sealey, James Rosenfield, and Frederick Pierce, and have an exercise price of $3.50 per share. For the six months ended June 30, 2005, the Company has recorded $419,850 in non-cash, stock-based compensation expense and $1,399,500 in non-cash, stock-based compensation attributable to future periods related to these awards. The current and deferred portions of the compensation have been determined using the Black-Scholes fair value method.

On September 1, 2004, the Company issued an incentive stock option award to Darren Breitkreuz, a former director, in the amount of 500,000 options. These options were previously authorized by the Board of Directors subject to shareholder approval of the 2004 Equity Incentive Plan. These options have an exercise price of $1.00 per share. The closing share price on the date preceding this award was $2.07. For the six months ended June 30, 2005, the Company has recorded $49,375 in non-cash, stock-based compensation expense and $320,938 in non-cash, stock-based compensation attributable to future periods related to this award. The current and deferred portions of the compensation have been determined using the Black-Scholes fair value method.

Effective March 1, 2005, the Company entered into a six month consulting agreement with Forté Capital Partners, LLC, (“Forté”) whose designee was Michael P. Walsh, to serve as our Chief Financial Officer. The Company was required to pay Forté a monthly salary of $7,500 plus reimburse all reasonable travel and other out-of-pocket expenses incurred in performing the consulting services. The consulting agreement also required the Company to issue to Forté a warrant to purchase 150,000 shares of common stock at an exercise price of $3.50 per share. The warrant includes certain cashless exercise provisions and piggyback registration rights. Either party had the right to terminate the agreement with or without reason. Forté delivered a notice of termination on June 14, 2005 and Mr. Walsh resigned from this engagement effective June 15, 2005. For the six months ended June 30, 2005, the Company has recorded $286,950 in non-cash, stock-based compensation expense related to this award. The compensation expense has been determined using the Black-Scholes fair value method. As of June 30, 2005, the Company owed Forté $30,000 for the monthly salary under the terms of this arrangement.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Effective March 1, 2005, the Company entered into a consulting agreement with Trilogy Capital Partners, Inc. (“Trilogy”) for the development and implementation of a marketing program. The term of the consulting agreement was for a period of one year and provided for a monthly fee of $10,000 plus reimbursement of all reasonable travel and other out-of-pocket expenses incurred in performing the consulting services. The consulting agreement also required the Company to issue to Trilogy for warrants to purchase an aggregate of 1,250,000 shares of common stock at exercise prices ranging from $4.30 to $6.50 per share. The warrants include certain cashless exercise provisions and piggyback registration rights. Either party may terminate the agreement with or without reason. The Company terminated this agreement in June 2005. For the six months ended June 30, 2005, the Company has recorded $2,337,500 in non-cash, stock-based compensation expense related to the issuance of these warrants. The compensation expense has been determined using the Black-Scholes fair value method.

During March 2005, the Company reached an agreement with two shareholders who were originally holders of the Company’s 10% Convertible Promissory Notes. Under the terms of the agreement, the shareholders were issued a total of 50,000 shares as additional consideration related to rights associated with such promissory notes.  The shares were valued at $3.95 per share, the fair market value of the shares at the date of issuance. Accordingly, the additional consideration resulting from the issuance of the shares amounted to $197,500, based on the fair value of the common stock at the date of issuance and is recognized as interest expense in the accompanying consolidated financial statements.

On March 29, 2005, the Company completed a private placement in which we issued 1,761,345 shares of common stock at $2.25 per share and warrants to purchase up to an additional 880,675 shares of common stock at an exercise price of $3.50 per share, resulting in gross proceeds of approximately $3,963,000. The warrants have a five-year term. In connection with this private placement, the Company paid a finder’s fee of $233,125 in cash and issued warrants to purchase up to 139,000 shares of common stock at $2.25 per share to Forté, the placement agent in the transaction. Further, Forté unconditionally agreed to purchase an additional $740,000 of the securities issued in the transaction, consisting of 328,889 shares of common stock and warrants to purchase up to an additional 164,445 shares of common stock at a purchase price of $3.50 per share, no fewer than three days prior to the date that a registration statement filed with the Securities and Exchange Commission (the “SEC”) was declared effective or in the case that the registration statement does not go effective, by November 1, 2005. The Company’s registration statement with respect to the securities issued in this March 2005 private placement was declared effective by the SEC on July 1, 2005.

On June 23, 2005, the Company notified Forté that it intended to request that the SEC declare the registration statement effective no later than Thursday, June 30, 2005 and requested that Forté fulfill its “unconditional obligation” to fund the balance of $740,000 within three business days of such notice. As of June 30, 2005 and the date of this filing, Forté had not fulfilled this obligation. The entire amount of this receivable has been reserved in the accompanying financial statements. The Company has filed a claim in the Delaware Court of Chancery against Forté to recover the funds owed to it.

Note 5 - Office Space

In May 2005, the Company assumed a sublease for approximately 25,000 square feet of office space in Duluth, Georgia. This office space currently serves as the Company’s corporate headquarters. This sublease calls for monthly rental payments of approximately $23,000 and terminates on August 31, 2007. The Company will continue to pay $8,000 per month on our old office space, through August 2005, when that lease terminates.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 - Stock Plans

  2004 Equity Incentive Plan

The Board of Directors of the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) effective January 1, 2004, to provide incentives to attract and retain officers, directors, and key employees. The 2004 Plan allows for the issuance of up to 5,000,000 shares of common stock. This Plan was approved by the shareholders at the annual meeting held on August 31, 2004. There are 2,445,000 options granted and outstanding under this plan. The exercise prices of the options granted under this plan range between $1.00 and $3.50 with a weighted average exercise price of $2.19. All of the stock options granted from the adoption of the 2004 Plan through June 30, 2005 are outstanding as of June 30, 2005. There were no exercises or forfeitures during the six months ended June 30, 2005. The weighted average remaining contractual life of the options granted and outstanding under this plan is 8.00 years. As of June 30, 2005, there were 805,939 options exercisable, but unexercised. In general, stock options granted through June 30, 2005 have included exercise prices not less than the fair market value of our common stock at the date of grant, and vest, as determined by the Company’s Board of Directors.

On September 1, 2004, the Company granted 50,000 stock options to an officer. On December 7, 2004, the Company granted an additional 50,000 stock options to this same officer. No other officer or director of the Company holds any options, warrants or other rights allowing such person to acquire additional shares of the Company’s common stock.

SmartVideo reports all non-cash, stock-based compensation to non-statutory employees as a single expense category in the accompanying consolidated statements of operations. During the six months ended June 30, 2005, the Company recorded approximately $3,102,000 in non-cash stock-based compensation to non-statutory employees.

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

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 5 - Stock Plans (continued)

Accounting for Stock-Based Compensation (continued)

	June 30,
	2005	2004
Net loss to common shareholders, as reported	$(6,658,741)	$(1,747,042)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(156,577)	-

Pro forma net loss to common shareholders	$(6,815,318)	$(1,747,042)

Basic and diluted net loss per share, as reported	$(0.27)	$(0.11)

Pro forma basic and diluted net loss per share	$(0.27)	$(0.11)

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

Note 6 - Promissory Notes

Concurrent with the merger between Armagh and OVT, the Company agreed to assume a $50,000 loan payable to a third party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $8,443 as of June 30, 2005.

The Company had a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8%. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due but are in dispute as June 30, 2005.

Note 7 - Related Party Transactions

The Company had a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8%. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due but are in dispute as June 30, 2005.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 7 - Related Party Transactions (continued)

The Company had advances from holders of preferred shares amounting to $12,575 at June 30, 2005. These advances are payable on demand and do not bear interest.

Until October 2002, the Company was provided the use of office facilities from a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of our common stock), at no cost. In October 2002, an agreement was reached with this related entity to charge the Company rent for its share of the office facilities and common expenses. This lease expires on August 31, 2005.

During 2004 and 2005, a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of our common stock), used the Company’s products and services. Revenues generated from this arrangement during 2004 and 2005 amounted to approximately $57,000, all of which was receivable at June 30, 2005. These amounts have been reserved in full pending the resolution of the dispute regarding the late charges associated with the note payable as discussed earlier.

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

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against the Company, the Chief Executive Officer and sole director, Richard E. Bennett, Jr. and the Company’s securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. The Company and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards & Angell, LLP the right to appeal a chambers judge's decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards & Angell, LLP. Since the court's entry of judgment in the appeal, Mr. Hamouth has taken no further steps in his claims against the Company or Mr. Bennett. The Company intends to vigorously defend any claims made by Mr. Hamouth should further action be taken by him in this dispute.

On or about April 22, 2004, the Company filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of our common stock since approximately January 1, 2003. The Company is seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which the Company may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, the Company received notice that Mr. Hamouth's attorney in this matter has withdrawn from the case. On April 15, 2005, the Company filed a motion for summary judgment in this matter. The motion was unopposed. The Court is expected to rule on the motion in due course.

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

On June 21, 2005, Forté, one of our stockholders and the finder in connection with our March 2005 private placement, filed in the Court of Chancery, New Castle County, Delaware, a complaint against us and our Chief Executive Officer and sole director, Richard E. Bennett, Jr. Forté seeks an injunction to restrain us and Mr. Bennett from taking any further action which dilutes the value and voting power of Forté’s shares of stock and an order to inspect the books and records of the Company. Forté alleges in its complaint that: (i) Mr. Bennett, William R. Dunavant and Robert J. Walters have failed to return a total of 3,000,000 shares of common stock to the Company in accordance with the terms of a Stock Exchange Agreement among Armagh Group, Inc., OVT, Inc. and Messrs. Bennett, Dunavant and Walters, (ii) a former director of the Company, Darren Breitkreuz, determined that the 3,000,000 shares of common stock should be forfeited and that Messrs. Bennett, Dunavant and Walters failed to accept such determination, (iii) compensation of $800,000 in the form of 2,139,130 units consisting of common stock and warrants were issued to Interim CFO Solutions LLC, an entity owned by Kevin D. McNeil, which constituted unjust enrichment of Mr. McNeil and breach of Mr. Bennett’s fiduciary duty to the Company, and (iv) certain other failures by the officers and directors of the Company to observe certain corporate formalities.

On or about July 27, 2005, the Company filed its answer, affirmative defenses and counterclaim in response to Forté’s complaint. In addition to denying any alleged wrongdoing, the Company asserted the following affirmative defenses: Forté failed to state a claim upon which relief could be granted, Forté is acting for an impermissible purpose and Forté lacks standing to sue in its own name. In addition, the Company included a counterclaim seeking the payment by Forté of $740,000 pursuant to the terms of Amendment No. 1 to the Securities Purchase Agreement entered into between the Company and Forté dated March 29, 2005.

On or about August 22, 2005, Mr. Bennett filed his answer and affirmative defenses to Forté’s complaint. Mr. Bennett denied any alleged wrongdoing and asserted the following affirmative defenses: the complaint fails to state a claim upon which relief can be granted, Forté is acting for an impermissible purpose and has unclean hands, Forté lacks standing to sue in its own name and Forté’s claims are precluded by the limitation of director liability provisions of the Company’s Certificate of Incorporation authorized by Section 102(b)(7) of the Delaware Corporation Laws.

Except as set forth above, the Company believes that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such claims and proceedings will not have a material adverse impact on its financial position, liquidity, or results of operations.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 9 - Subsequent Events

Advisory Services Agreement

On July 18, 2005, the Company entered into an Advisory Services Agreement (the "Advisory Agreement") with Ascendiant Capital Group LLC, pursuant to which Ascendiant will provide advice with respect to business strategy, strategic alliances, mergers and acquisitions, stock option plans, corporate governance and analysis regarding qualification for national stock exchanges. The term of the Advisory Agreement is for six months from the date of the Advisory Agreement, with additional extensions at the mutual agreement of the parties.

The Company has agreed to pay Ascendiant for its services (i) an up front fee of 750,000 shares of its common stock, par value $0.001 per share, in consideration of entering into the Advisory Agreement and (ii) if such services were requested by the Company, a fee for services rendered in connection with a merger, consolidation, asset purchase, technology license or substantially similar transaction equal to 10% of the value of the transaction (or 5% if the party to the transaction is identified by registrant).

In the Advisory Agreement, the Company has granted to Ascendiant standard “piggy-back” registration rights that would permit Ascendiant to include its shares on a registration statement filed by the Company in the future relating to the offer or sale of its common stock.

Loan from Director

On August 12, 2005, the Company borrowed $225,000 from Justin A. Stanley, Jr., one of its directors. Pursuant to the promissory note issued in connection with the loan, the Company is obligated to pay all principal and interest due under the note by no later than September 12, 2006. Interest on the unpaid principal balance of the note accrues at a rate equal to the fluctuating prime lending rate of LaSalle Bank, N.A., Chicago, Illinois, as such rate is in effect less one hundred basis points.

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

Overview

We are a media distribution services company.  We are in the business of obtaining the rights to video and television content for the mobile handset market and delivering the video content to mobile subscribers for a monthly fee or a portion of the associated advertising revenue.  We anticipate that we will also be providing managed services for network operators (carriers) and similar managed services for major content owners/distributors.  We intend to expand our market opportunity by ultimately delivering video services to all forms of devices capable of receiving an Internet Protocol, or IP, data stream and having this data stream rendered into visible images on their displays.

We specialize in distribution of high-quality video and television programming through devices connected to the public Internet. We are currently focused on distribution to consumers with mobile display devices, cell phones and PDAs; connected to the public Internet via cellular data networks and Wi-Fi.  We have recently made announcements concerning distribution agreements with carriers and we anticipate additional similar announcements in the future.  We have established an inventory of video and television programming, including both video-on-demand short-form clips, and linear programming, like 24-hour news channels.

Our market opportunities have been limited by the requirement that a compatible mobile device include a Microsoft Windows Media Player or a Real Networks media player.  We expect to announce support for additional devices that do not include the Windows Media Player or the Real Networks media player. This should greatly expand our market opportunities and is expected to include many of the most popular consumer handsets.

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

Results of Operations

Six Months Ended June 30, 2005 compared to 2004

Revenues

Revenues for the six months ended June 30, 2004 consisted typically of license fees from volume-based usage arrangements of our digital media and multimedia broadcast products and services, and under certain circumstances, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. Revenues for the six months ended June 30, 2005 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers. Our revenues increased by approximately $1,000 when compared to the same period in 2004. This increase is primarily attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer.

Broadcast rights

Broadcast rights for the six months ended June 30, 2005 are approximately $509,000 as compared to $0 for the same period in 2004. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $248,000 for the six months ended June 30, 2005 as compared to the same period in 2004. As our industry and company continues to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and relying less on the use of consultants for discrete projects.

Consulting fees

Our consulting fees have decreased by approximately $182,000 for the six months ended June 30, 2005 when compared to the same period in 2004. This decrease is primarily due to our ability to fill key positions with full-time employees instead of continuing to utilize outside consultants.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $172,000 for the six months ended June 30, 2005 when compared to 2004 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Professional Fees

Our professional fees increased approximately $294,000 for the six months ended June 30, 2005 when compared to the same period in 2004. This increase is primarily attributable to additional professional fees incurred that were associated with our recent financing and the preparation of our registration statement related to the financing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities, trade shows, and other general and administrative expenses. The increase in selling, general and administrative expenses in 2005 of approximately $586,000 when compared to 2004 is primarily due to costs associated with our participation in numerous trade shows and the extra costs attributable to our decision to develop a prominent presence in each of these events. Our focus is to create a presence in each of these events designed to extend and enhance the awareness of our brand, products and services to potential partners, distributors, and content owners. We have also incurred additional travel related and marketing costs associated with specialized consultants we have hired to assist us in this process.  During the quarter ended June 30, 2005, we focused our efforts in-house to develop a strategic retail distribution plan. We expect that this plan will begin to be deployed towards the end of the quarterly period ending September 30, 2005 and throughout the quarterly period ending December 31, 2005.

Non-cash, Stock-based Compensation

In March 2005, as part of a financial consulting arrangement and a marketing consulting arrangement, we issued a total of 1,400,000 warrants to purchase our common stock. These warrants are exercisable at prices ranging from $3.50 to $6.50. In June 2005, the financial consultant that we were utilizing resigned from the engagement and we terminated the marketing consulting arrangement. For the six months ended June 30, 2005, we have recorded approximately $2,624,000 in non-cash, stock-based compensation expense related to the issuance of these warrants reflecting the conclusion of the arrangements. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous stock option grants.

Depreciation

Depreciation expense for the six months ended June 30, 2005 increased by approximately $78,000 when compared to the same period in 2004. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Expense

Interest expense for the six months ended June 30, 2005 was approximately $199,000. Of this amount, $197,500 was attributable to the issuance of additional shares of common stock as additional consideration related to the rights of certain convertible debt holders.

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

Going Concern

We have incurred recurring losses and negative cash flows since inception. As of and for the six months ended June 30, 2005, we had an accumulated deficit of approximately $18,872,000 and a loss from operations of approximately $6,468,000. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

Proceeds received from the March 2005 private placement have been used to support the expenses associated with market roll-out of our services, which include the acquisition of programming rights, marketing and sales initiatives, and further improvements to our technology, as well as increase staffing levels to support these marketing and technology efforts, all of which will adversely affect operating results until revenues from sales of our services reach a level at which operating costs can be supported. In our efforts to strengthen our marketing and sales initiatives for the distribution of our services, it is critical that we obtain distribution partners in order to begin generating revenues.

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

Subsequent Events

Advisory Services Agreement

On July 18, 2005, we entered into an Advisory Services Agreement (the "Advisory Agreement") with Ascendiant Capital Group LLC, pursuant to which Ascendiant will provide advice with respect to business strategy, strategic alliances, mergers and acquisitions, stock option plans, corporate governance and analysis regarding qualification for national stock exchanges. The term of the Advisory Agreement is for six months from the date of the Advisory Agreement, with additional extensions at the mutual agreement of the parties.

We have agreed to pay Ascendiant for its services (i) an up front fee of 750,000 shares of its common stock, par value $0.001 per share, in consideration of entering into the Advisory Agreement and (ii) if such services were requested by us, a fee for services rendered in connection with a merger, consolidation, asset purchase, technology license or substantially similar transaction equal to 10% of the value of the transaction (or 5% if the party to the transaction is identified by us).

In the Advisory Agreement, we have granted to Ascendiant standard “piggy-back” registration rights that would permit Ascendiant to include its shares on a registration statement filed by us in the future relating to the offer or sale of its common stock.

Loan from Director

On August 12, 2005, we borrowed $225,000 from Justin A. Stanley, Jr., one of our directors. According to the promissory note issued in connection with the loan, we are obligated to pay all principal and interest due under the note by no later than September 12, 2006. Interest on the unpaid principal balance of the note accrues at a rate equal to the fluctuating prime lending rate of LaSalle Bank, N.A., Chicago, Illinois, as such rate is in effect less one hundred basis points.

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

On or about April 22, 2004, we filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of our common stock since approximately January 1, 2003. We are seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which we may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, we received notice that Mr. Hamouth's attorney in this matter has withdrawn from the case. On April 15, 2005, we filed a motion for summary judgment in this matter. The motion was unopposed. The Court is expected to rule in due course.

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

On June 21, 2005, Forté, one of our stockholders and the finder in connection with our March 2005 private placement, filed in the Court of Chancery, New Castle County, Delaware, a complaint against us and our Chief Executive Officer and sole director, Richard E. Bennett, Jr. Forté seeks an injunction to restrain us and Mr. Bennett from taking any further action which dilutes the value and voting power of Forté’s shares of stock and an order to inspect the books and records of the Company. Forté alleges in its complaint that: (i) Mr. Bennett, William R. Dunavant and Robert J. Walters have failed to Forté return a total of 3,000,000 shares of common stock to the Company in accordance with the terms of a Stock Exchange Agreement among Armagh Group, Inc., OVT, Inc. and Messrs. Bennett, Dunavant and Walters, (ii) a former director of the Company, Darren Breitkreuz, determined that the 3,000,000 shares of common stock should be forfeited and that Messrs. Bennett, Dunavant and Walters failed to accept such determination, (iii) compensation of $800,000 in the form of 2,139,130 units consisting of common stock and warrants were issued to Interim CFO Solutions LLC, an entity owned by Kevin D. McNeil, which constituted unjust enrichment of Mr. McNeil and breach of Mr. Bennett’s fiduciary duty to the Company, and (iv) certain other failures by the officers and directors of the Company to observe certain corporate formalities.

On or about July 27, 2005, the Company filed its answer, affirmative defenses and counterclaim in response to Forté’s complaint. In addition to denying any alleged wrongdoing, the Company asserted the following affirmative defenses: the complaint fails to state a claim upon which relief can be granted, Forté is acting for an impermissible purpose and Forté lacks standing to sue in its own name. In addition, the Company included a counterclaim seeking the payment by Forté of $740,000 pursuant to the terms of Amendment No. 1 to the Securities Purchase Agreement entered into between the Company and Forté on March 29, 2005.

On or about August 22, 2005, Mr. Bennett filed his answer and affirmative defenses to Forté’s complaint. Mr. Bennett denied any alleged wrongdoing and asserted the following affirmative defenses: the complaint fails to state a claim upon which relief can be granted, Forté is acting for an impermissible purpose and has unclean hands, Forté lacks standing to sue in its own name and Forté’s claims are precluded by the limitation of director liability provisions of the Company’s Certificate of Incorporation authorized by Section 102(b)(7) of the Delaware Corporation Laws.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

According to documents filed with the SEC, Forté mailed a consent solicitation to stockholders of the Company on or about July 14, 2005, seeking stockholder consent for the following actions:

1. To amend the Company’s Bylaws to fix the number of directors at four, subject to the power of the Board of Directors to increase the number up to nine;

2. To repeal any amendment to the Company’s Bylaws or any amendment adopted since April 29, 2005 (or not filed with the SEC);

3. To elect Daniel McKelvey, Steve Himmelman, Michael Walsh and Richard Seifert as replacement directors of the Company; and

4. To remove all current members of the Company’s Board of Directors.

The consent statement identified June 21, 2005 as the record date for the solicitation under Section 213(b) under the Delaware General Corporation Law, or DGCL. That section provides that if no record date has been fixed by the Board of Directors, the record date for determining the stockholders entitled to consent to corporate action in writing without a meeting will be the first date on which a signed consent is validly delivered to the company in the manner specified in the statute. Forté used June 21, 2005 as the record date because it delivered its consent to the Company on that date.

Section 228(c) of the DGCL states that "... no written consent shall be effective to take the corporate action referred to therein unless, within 60 days of the earliest dated consent delivered in the manner required by this section to the corporation, written consents signed by a sufficient number of holders or members to take action are delivered to the corporation by delivery to its registered office in this State, its principal place of business or an officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders or members are recorded."

As of August 20, 2005, 60 days had passed since the date of the earliest signed consent delivered to the Company, and Forté had not (and to date has not) delivered a number of consents sufficient to take the action identified in its consent statement. Therefore, based upon Section 228(c) of the DGCL, the period during which Forté could solicit validly dated consents based upon the June 21, 2005 record date had expired.

We received notification that Forté established a new record date of August 29, 2005 for its consent solicitation and is distributing revised consent solicitation materials which are virtually identical to the initial material which failed to generate sufficient shareholder consents to effectuate the actions desired by Forté.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

10	Sublease Agreement, Office Lease

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC.

By:	/s/ Richard E. Bennett, Jr.	September 14, 2005
	Richard E. Bennett, Jr.	Date
President, Chief Executive Officer, Chief Financial Officer & Director
(Principal Executive Officer)
(Chief Financial Officer and Principal Accounting Officer)