Form 10QSB
period 2005-09-30
SMART VIDEO TECHNOLOGIES INC
filed 2005-12-05
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The total number of shares of the issuer’s common stock, $.001 par value, outstanding on November 23, 2005 was 26,822,061.

SMARTVIDEO TECHNOLOGIES INC.

-i-

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

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

SMARTVIDEO TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheet
(Unaudited)

September 30,
2005
ASSETS
CURRENT ASSETS
Cash	$91,473
Accounts receivable - net of allowance for doubtful accounts of $96,079	1,132
Broadcast rights	2,744,392
Prepaid expenses	70,555
Total current assets	2,907,552

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $262,597	804,467

OTHER ASSETS
Broadcast rights, net of current portion	3,926,403
Other	117,261
TOTAL ASSETS	$7,755,683

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,293,679
Contracts payable - Broadcast rights	3,117,750
Due to related parties	11,575
Due to related party - other	53,311
Due to advisor	267,457
Convertible promissory notes and related accrued interest, net of debt discount	105,522
Promissory note from director and related accrued interest	226,811
Loan payable and related accrued interest	59,177
Total current liabilities	6,135,282

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION
Contracts payable - Broadcast rights	4,457,326
Total liabilities	10,592,608

Commitments and Contingencies	–

SHAREHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding as of September 30, 2005	–
Common stock, $.001 par value, 50,000,000 shares authorized, 26,822,061 shares issued and outstanding as of September 30, 2005	26,822
Additional paid-in capital	21,698,339
Non-cash, stock-based compensation attributable to future periods	(1,692,265)
Accumulated deficit	(22,869,821)
Total shareholders’ deficit	(2,836,925)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$7,755,683

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Quarterly Period		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

REVENUE
Revenue	$58,248	$26,868	$121,740	$70,710
Revenue - related party	–	7,478	–	26,170
Total revenue	58,248	34,346	121,740	96,880

EXPENSES
Broadcast rights	776,997	–	1,286,348	–
Compensation and benefits	469,017	1,149,800	1,235,413	758,686
Consulting fees	763,066	229,837	999,525	648,116
Data center	260,038	91,960	603,120	263,409
Professional fees	336,331	43,536	743,011	156,440
Selling, general and administrative	392,306	154,081	1,457,709	633,460
Non-cash, stock-based compensation	965,633	–	4,067,248	909,500
Depreciation	87,627	11,695	190,284	36,018
Total operating expenses	4,051,015	1,680,909	10,582,658	3,405,629
Loss from operations	(3,992,767)	(1,646,563)	(10,460,918)	(3,308,749)

OTHER INCOME (EXPENSE)
Interest income	1,519	–	10,357	–
Interest expense	(6,350)	26,205	(205,778)	(58,651)
NET LOSS	$(4,044,926)	$(1,620,358)	$(10,656,339)	$(3,367,400)

LOSS PER SHARE
Basic and diluted net loss per share	$(0.15)	$(0.07)	$(0.42)	$(0.19)

Weighted average common shares outstanding - basic and diluted	26,634,849	22,247,572	25,632,388	18,054,731

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(10,656,339)	$(3,367,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash, stock-based compensation, option/warrant related	4,067,248	909,500
Issuance of common stock as compensation for services	750,000	–
Valuation adjustment related to non-cash compensation due to advisor	(540,017)	–
Additional consideration related to rights of convertible promissory notes	197,500	–
Depreciation	190,284	36,018
Bad debt expense	51,759	–
Change in operating assets and liabilities:
Increase in accounts receivable	(51,891)	(21,449)
Decrease in broadcast rights, net of liabilities	904,281	–
Decrease in prepaid expenses	20,132	–
Increase in other assets	(107,261)	–
Increase in accrued interest on notes payable	4,163	52,229
Decrease in investor returns	(114,500)	–
Increase in accounts payable and accrued expenses	1,599,126	680,412
Net cash used in operating activities	(3,685,515)	(1,710,690)

CASH FLOWS FROM INVESTING ACTIVITES
Capital expenditures	(764,479)	(116,104)
Net cash used in investing activities	(764,479)	(116,104)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from the issuance of common stock, net of offering costs	3,729,875	1,500,452
Proceeds from the issuance of convertible promissory notes	200,000	–
Proceeds from the issuance of promissory note	225,000	–
Advance from shareholder	–	50,000
Repayments to related parties	(1,000)	(20,000)
Net cash provided by financing activities	4,153,875	1,530,452

NET DECREASE IN CASH	(296,119)	(296,342)

CASH, beginning of period	387,592	297,998
CASH, end of period	$91,473	$1,656

The accompanying notes are an integral part of these statements.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Organization

SmartVideo Technologies, Inc. (“SmartVideo” or “the Company”) is a media distribution services company.  SmartVideo is in the business of obtaining the rights to video and television content for the mobile handset market and delivering the video content to mobile subscribers for a monthly fee or a portion of the associated advertising revenue.  The Company specializes in the distribution of high-quality video and television programming through devices connected to the public Internet and are currently focused on distribution to consumers with mobile display devices, cell phones and PDAs; connected to the public Internet via cellular data networks and Wi-Fi. .

Note 2 -  Basis of Presentation, Significant Accounting Policies, Going Concern, and Risks and Uncertainties

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-QSB for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 (“2004 10-KSB”).

Principles of Consolidation

The Company consolidates its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Property and Equipment

Property and equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense was $190,284 and $36,018 for the nine month periods ended September 30, 2005 and 2004, respectively.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 -  Basis of Presentation, Significant Accounting Policies, Going Concern, and Risks and Uncertainties (continued)

Property and Equipment (continued)

Property and equipment consist of the following:

September 30,
2005

Computer equipment	$987,564
Proprietary software development	79,500
1,067,064
Less accumulated depreciation	(262,597)
Property and equipment, net	$804,467

Broadcast Rights

The Company acquires rights to programming so that it may deliver this programming to its subscribers. The costs incurred in acquiring programs are capitalized and amortized over the license period or projected useful life of the programming. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

Going Concern

The Company has incurred recurring losses and negative cash flows since inception. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of and for the nine months ended September 30, 2005, it had an accumulated deficit of approximately $22,917,000, a loss from operations of approximately $10,461,000, and cash flows used in operations of approximately $3,686,000. These matters raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue its operations is contingent upon obtaining additional financing and attaining profitable operations.

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

The Company does not expect to generate cash flows from operating activities during 2005 sufficient to offset its operating expenditures. The Company’s operations to date have been financed primarily through sales of its securities. The Company anticipates, based on its currently proposed plans and assumptions relating to operations, that the net proceeds from its recent financings, together with projected cash flow from operations, will not be sufficient to meet the Company’s cash requirements for working capital and capital expenditures through December 31, 2005. As a result, it will be necessary for the Company to secure additional financing to support its operations. There can be no assurance that the Company will be

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 -  Basis of Presentation, Significant Accounting Policies, Going Concern, and Risks and Uncertainties (continued)

Going Concern (continued)

able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern.

Earnings Per Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) requires entities to present both basic earnings per share (“EPS”) and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if the outstanding common share equivalents exercised into common stock. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible promissory notes. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect. Accordingly, the basic and diluted EPS are the same. At September 30, 2005, there were 10,616,220 shares of issuable common stock if underlying the warrants, options, or convertible securities. Earnings per share amounts for all periods presented in the accompanying condensed consolidated financial statements are presented in accordance with the requirements of SFAS 128.

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

Revenue Recognition

The Company provides services to our business to business customers under volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain arrangements, the customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain a customer’s preferential negotiated rates. From time to time, the Company may also lease hardware to its customers enabling them to facilitate a live broadcast. In certain situations, the Company may sell hardware to its resellers under the specific terms of the agreements with them.

Revenue is also recognized as earned upon the delivery of services to the Company’s subscription-based customers. This is typically when a digital media or multimedia broadcast is viewed. Many of the Company’s subscription-based customers access its programming through the purchase of a monthly, semi-annual, or annual subscription fee for SmartVideo’s mobile entertainment services.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 2 -  Basis of Presentation, Significant Accounting Policies, Going Concern, and Risks and Uncertainties (continued)

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123R”) which (i) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to eliminate the disclosure only provisions of that statement and the alternative to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance, and (ii) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, based on the grant-date fair value of the award and recognize that cost in its results of operations over the period during which an employee is required to provide the requisite service in exchange for that award. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R will be effective for the Company in fiscal 2006. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS 123R will have a material negative impact on our results of operations. SFAS 123R will be effective for the fiscal year and first interim period beginning on January 1, 2006.

Note 3 - Due to Advisor

Under the terms of an advisory agreement with one of the Company’s consultants, the Company has recorded a liability for a cash component of approximately $34,000 and unissued, non-cash, stock-based compensation due and outstanding in the approximate amount of $234,000 as of September 30, 2005. The estimated non-cash, stock-based compensation due to the advisor has been computed using a Black-Scholes fair value method. For purposes of estimating the liability due to advisor, the fair value of each option was estimated as of September 30, 2005 using a Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 4.25%, the volatility factor as 169.96, the estimated average life term was 4.00 years, and the weighted average fair value of the options was $1.89.

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

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 - Shareholders’ Equity (continued)

On May 1, 2004, the Board of Directors granted options for an aggregate of 750,000 shares of common stock under the 2004 Equity Incentive Plan. These stock options were awarded to five members of our outside Advisory Committee, Herman Rush, Joseph Indelli, Peter Sealey, James Rosenfield, and Frederick Pierce, and have an exercise price of $3.50 per share. For the nine months ended September 30, 2005, the Company has recorded $629,775 in non-cash, stock-based compensation expense and $1,189,575 in non-cash, stock-based compensation attributable to future periods related to these awards. The current and deferred portions of the compensation have been determined using the Black-Scholes fair value method.

On September 1, 2004, the Company issued an incentive stock option award to Darren Breitkreuz, a former director, in the amount of 500,000 options. These options were previously authorized by the Board of Directors subject to shareholder approval of the 2004 Equity Incentive Plan. These options have an exercise price of $1.00 per share. The closing share price on the date preceding this award was $2.07. For the nine months ended September 30, 2005, the Company has recorded $74,063 in non-cash, stock-based compensation expense and $296,250 in non-cash, stock-based compensation attributable to future periods related to this award. The current and deferred portions of the compensation have been determined using the Black-Scholes fair value method.

Effective March 1, 2005, the Company entered into a six month consulting agreement with Forté Capital Partners, LLC, (“Forté”) whose designee was Michael P. Walsh, to serve as our Chief Financial Officer. The Company was required to pay Forté a monthly salary of $7,500 plus reimburse all reasonable travel and other out-of-pocket expenses incurred in performing the consulting services. The consulting agreement also required the Company to issue to Forté a warrant to purchase 150,000 shares of common stock at an exercise price of $3.50 per share. The warrant includes certain cashless exercise provisions and piggyback registration rights. Either party had the right to terminate the agreement with or without reason. Forté delivered a notice of termination on June 14, 2005 and Mr. Walsh resigned from this engagement effective June 15, 2005. For the nine months ended September 30, 2005, the Company has recorded $286,950 in non-cash, stock-based compensation expense related to this award. The compensation expense has been determined using the Black-Scholes fair value method. As of September 30, 2005, the Company owed Forté $30,000 for the monthly salary under the terms of this arrangement.

Effective March 1, 2005, the Company entered into a consulting agreement with Trilogy Capital Partners, Inc. (“Trilogy”) for the development and implementation of a marketing program. The term of the consulting agreement was for a period of one year and provided for a monthly fee of $10,000 plus reimbursement of all reasonable travel and other out-of-pocket expenses incurred in performing the consulting services. The consulting agreement also required the Company to issue to Trilogy for warrants to purchase an aggregate of 1,250,000 shares of common stock at exercise prices ranging from $4.30 to $6.50 per share. The warrants include certain cashless exercise provisions and piggyback registration rights. Either party may terminate the agreement with or without reason. The Company terminated this agreement in June 2005. For the nine months ended September 30, 2005, the Company has recorded $2,337,500 in non-cash, stock-based compensation expense related to the issuance of these warrants. The compensation expense has been determined using the Black-Scholes fair value method.

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

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 4 - Shareholders’ Equity (continued)

On March 29, 2005, the Company completed a private placement pursuant to which we issued 1,761,345 shares of common stock at $2.25 per share and warrants to purchase up to an additional 880,675 shares of common stock at an exercise price of $3.50 per share were issued, resulting in gross proceeds of approximately $3,963,000. The warrants have a five-year term. In connection with this private placement, the Company paid a finder’s fee of $233,125 in cash and issued warrants to purchase up to 139,000 shares of common stock at $2.25 per share to Forté, the placement agent in the transaction. Further, Forté unconditionally agreed to purchase an additional $740,000 of the securities issued in the transaction, consisting of 328,889 shares of common stock and warrants to purchase up to an additional 164,445 shares of common stock at a purchase price of $3.50 per share, no fewer than three days prior to the date that a registration statement filed with the Securities and Exchange Commission (the “SEC”) was declared effective or in the case that the registration statement does not go effective, by November 1, 2005. The Company’s registration statement with respect to the securities issued in this March 2005 private placement was declared effective by the SEC on July 1, 2005.

On June 23, 2005, the Company notified Forté that it intended to request that the SEC declare the registration statement effective no later than Thursday, June 30, 2005 and requested that Forté fulfill its “unconditional obligation” to fund the balance of $740,000 within three business days of such notice. As of September 30, 2005 and the date of this filing, Forté had not fulfilled this obligation. The entire amount of this receivable has been reserved in the accompanying financial statements. The Company has filed a claim in the Delaware Court of Chancery against Forté to recover the funds owed to it.

On July 15, 2005, the Company issued 9,882 shares of its common stock to The Lippin Group in accordance with the terms of its agreement as part of the monthly service fees. The shares were valued at an average price of approximately $3.04 per share, which represents the fair market value of the shares as of the dates of computation per the agreement. Accordingly, the consideration resulting from the issuance of the shares amounted to $30,000, based on the fair value of the common stock at the dates of computation per the agreement and is recognized as consulting expense in the accompanying consolidated financial statements.

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

The Company has agreed to pay Ascendiant for its services (i) an up front fee of 750,000 shares of its common stock, par value $0.001 per share, in consideration of entering into the Advisory Agreement and (ii) if such services were requested by the Company, a fee for services rendered in connection with a merger, consolidation, asset purchase, technology license or substantially similar transaction equal to 10% of the value of the transaction (or 5% if the party to the transaction is identified by registrant). The shares were valued at $0.95 per share, the fair market value of the shares at the date of issuance. Accordingly, the consideration resulting from the issuance of the shares amounted to $712,500, based on the fair value of the common stock at the date of issuance and is recognized as consulting expense in the accompanying consolidated financial statements.

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

On August 25, 2005, the Company reached an agreement with W.H. Platt Company in settlement of certain accounts payable due at that time and issued 52,000 shares of its common stock. The shares were valued at $0.79 per share, the fair market value of the shares at the date of issuance. Accordingly, the consideration resulting from the issuance of the shares amounted to $41,028, based on the fair value of the common stock at the date of issuance.

On August 29, 2005, the Company reached an agreement with The Lippin Group in settlement of certain accounts payable due at that time and issued 11,000 shares of its common stock. The shares were valued at $1.07 per share, the fair market value of the shares at the date of issuance. Accordingly, the consideration resulting from the issuance of the shares amounted to $11,770, based on the fair value of the common stock at the date of issuance.

For purposes of computing the fair value of each option or common stock purchase warrant issuance listed above, the Company used the Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 4.25%, the volatility factor was 128.77%, the estimated average life term was 3.96, and the weighted average fair value of the options granted was $2.40.

Note 5 - Office Space

In May 2005, the Company assumed a sublease for approximately 25,000 square feet of office space in Duluth, Georgia. This office space currently serves as the Company’s corporate headquarters. This sublease calls for monthly rental payments of approximately $23,000 and terminates on August 31, 2007. Rent expense for the nine months ended September 30, 2005 was $203,716.

Note 6 - Stock Plans

2004 Equity Incentive Plan

The Board of Directors of the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) effective January 1, 2004, to provide incentives to attract and retain officers, directors, and key employees. The 2004 Plan allows for the issuance of up to 5,000,000 shares of common stock. This Plan was approved by the shareholders at the annual meeting held on August 31, 2004. There are 2,695,000 options granted and outstanding under this plan. The exercise prices of the options granted under this plan range between $.90 and $3.50 with a weighted average exercise price of $2.08. All of the stock options granted from the adoption of the 2004 Plan through September 30, 2005 are outstanding as of September 30, 2005. There were no exercises or forfeitures during the nine months ended September 30, 2005. The weighted average remaining contractual life of the options granted and outstanding under this plan is 8.80 years. As of September 30, 2005, there were 1,075,625 options exercisable, but unexercised. In general, stock options granted through September 30, 2005 have included exercise prices not less than the fair market value of our common stock at the date of grant, and vest, as determined by the Company’s Board of Directors.

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

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 - Stock Plans (continued)

2004 Equity Incentive Plan (continued)

SmartVideo reports all non-cash, stock-based compensation to non-statutory employees as a single expense category in the accompanying unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2005, the Company recorded approximately $4,067,000 in non-cash stock-based compensation to non-statutory employees.

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

Pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The following table illustrates the effect on the net loss per share if the Company had accounted for its stock-based compensation plans using the fair value method:

	September 30,
	2005	2004

Net loss to common shareholders, as reported	$(10,656,339)	$(3,367,400)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	–	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(233,540)	–
Pro forma net loss to common shareholders	$(10,889,879)	$(3,367,400)

Basic and diluted net loss per share, as reported	$(0.42)	$(0.19)
Pro forma basic and diluted net loss per share	$(0.42)	$(0.19)

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 6 - Stock Plans (continued)

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 2.50%, the volatility factor was 115.96%, the estimated average life term was 3.25 years, and the weighted average fair value of the options granted was $2.08.

The Company’s wholly owned subsidiary had issued under its stock incentive plan approximately 1,565,500 options which were still outstanding at September 30, 2005. These options have exercise prices ranging from $0.06 to $0.50 per option. Such options were granted between October 2000 and April 2002. Under the terms of the stock incentive plan, all of these options have expired.

Note 7 - Promissory Notes

Concurrent with the merger on November 26, 2002, the Company agreed to assume a $50,000 loan payable to a third party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $9,177 as of September 30, 2005.

The Company had a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8%. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due but are in dispute as September 30, 2005.

On August 12, 2005, the Company borrowed $225,000 from Justin A. Stanley, Jr., one of its directors. Pursuant to the promissory note issued in connection with the loan, the Company is obligated to pay all principal and interest due under the note by no later than September 12, 2006. Interest on the unpaid principal balance of the note accrues at a rate equal to the fluctuating prime lending rate of LaSalle Bank, N.A., Chicago, Illinois, as such rate is in effect less one hundred basis points. This principal portion of this note in the amount of $225,000 was repaid on November 22, 2005.

Note 8 - Convertible Promissory Notes

On September 26, 2005, the Company borrowed $100,000 from Michael E. Criden, Esq. and $100,000 from Glenn H. Singer, and GHS Holdings, a company controlled by Mr. Singer. Pursuant to the convertible promissory notes issued in connection with the loan, the Company is obligated to pay all principal and interest due under the note one year from the date of the loan. Interest on the unpaid principal balance of the note accrues at a rate of 8% per annum. If the Company completes a financing of at least $2.5 million from the sale of its equity securities prior to the maturity date of the convertible promissory notes, the principal amount of each note will convert into shares or units of the equity securities sold in such financing at a per share sale price or unit price of the financing. In the event such a financing does not occur, Messrs. Criden and Singer have the right to convert their loans into shares of the Company’s common stock at a per share price equal to the closing price on the date the conversion notice is received by the Company. After the allocation of the relative fair value of the common stock purchase warrants issued in conjunction with these notes, there is a beneficial conversion feature in the amount of $47,328. This beneficial conversion feature has been reflected in the accompanying unaudited financial statements as a debt discount with a corresponding adjustment to additional paid-in capital as of the date of issuance.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 8 - Convertible Promissory Notes (continued)

In addition to receiving the convertible promissory notes, Messrs. Criden and Singer and GHS Holdings each received a five-year warrant to purchase 33,333 shares of the Company’s common stock at an exercise price of $2.00 per share. Messrs. Criden and Singer were also granted certain piggy-back registration rights with respect to the shares of common stock underlying the convertible promissory notes and the warrants. The relative fair value of these common stock purchase warrants was $47,328 as of the date of issuance and has been reflected in the accompanying unaudited financial statements as additional paid-in capital.

Note 9 - Related Party Transactions

The Company had a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8%. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due but are in dispute as September 30, 2005.

The Company had advances from individual holders of more than 10% of the Company’s common stock amounting to $11,575 at September 30, 2005. These advances are payable on demand and do not bear interest.

Until October 2002, the Company was provided the use of office facilities from a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of the Company’s common stock), at no cost. In October 2002, an agreement was reached with this related entity to charge the Company rent for its share of the office facilities and common expenses. This lease expired on August 31, 2005.

During 2004 and 2005, a related entity, owned by the spouse of Robert J. Walters (a holder of more than 10% of our common stock), used the Company’s products and services. Revenues generated from this arrangement during 2004 and 2005 amounted to approximately $75,500, all of which was receivable at September 30, 2005. These amounts have been reserved in full pending the resolution of the dispute regarding the late charges associated with the note payable as discussed earlier.

On August 12, 2005, the Company borrowed $225,000 from Justin A. Stanley, Jr., one of its directors. Pursuant to the promissory note issued in connection with the loan, the Company is obligated to pay all principal and interest due under the note by no later than September 12, 2006. Interest on the unpaid principal balance of the note accrues at a rate equal to the fluctuating prime lending rate of LaSalle Bank, N.A., Chicago, Illinois, as such rate is in effect less one hundred basis points. This principal portion of this note in the amount of $225,000 was repaid on November 22, 2005.

Note 10 - Commitments and Contingencies

From time-to-time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company’s management evaluates the exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and determine if the loss is probable.

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against the Company, the Chief Executive Officer and sole director, Richard E. Bennett, Jr. and the Company’s securities counsel, Edwards & Angell, LLP, a predecessor to Edwards Angell Palmer & Dodge, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. The Company and the other defendants have made an appearance in the court through respective legal counsel.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 10 - Commitments and Contingencies

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

On or about April 22, 2004, the Company filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of our common stock since approximately January 1, 2003. The Company is seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which the Company may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, the Company received notice that Mr. Hamouth's attorney in this matter has withdrawn from the case. On April 15, 2005, the Company filed a motion for summary judgment in this matter. The motion was unopposed. On October 5, 2005, the Court granted the Company’s motion for summary judgment in the amount of $172,324.32.

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
(Unaudited)

Note 10 - Commitments and Contingencies (continued)

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
(Unaudited)

Note 10 - Commitments and Contingencies (continued)

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

Note 11 - Subsequent Events

On October 19, 2005, the Company borrowed $200,000 from Michael E. Criden, Esq. and $200,000 from Glenn H. Singer and GHS Holdings, a company controlled by Mr. Singer. Pursuant to the convertible promissory notes issued in connection with the loan, the Company is obligated to pay all principal and interest due under the note one year from the date of the loan. Interest on the unpaid principal balance of the note accrues at a rate of 8% per annum. If the Company completes a financing of at least $2.5 million from the sale of its equity securities prior to the maturity date of the convertible promissory notes, the principal amount of each note will convert into shares or units of the equity securities sold in such financing at a per share sale price or unit price of the financing. In the event such a financing does not occur, Messrs. Criden and Singer have the right to convert their loans into shares of the Company’s common stock at a per share price equal to the closing price on the date the conversion notice is received by the Company.

In addition to receiving the convertible promissory notes, Messrs. Criden and Singer and GHS Holdings, a company controlled by Mr. Singer, each received a five-year warrant to purchase 66,667 shares of the Company’s common stock at an exercise price of $2.00 per share. Messrs. Criden and Singer were also granted certain piggy-back registration rights with respect to the shares of common stock underlying the convertible promissory notes and the warrants.

On October 25, 2005, Forté filed a Motion for Temporary Restraining Order and Application with the Court of Chancery, New Castle County, Delaware (the “Court”), pursuant to Section 225 of the Delaware General Corporation Laws for a hearing to determine and enforce the replacement of the Company’s board of directors (the “TRO Motion”). In the TRO Motion, Forté requested a hearing to determine whether the consent solicitation it engineered and carried out successfully removed and replaced the Company’s board of directors. On October 26, 2005, Forté filed a Supplemental Motion for Temporary Restraining Order (the “Supplemental TRO Motion”). In addition to requesting an expedited hearing to determine the validity of its consent solicitation, Forté sought a variety of temporary relief.

The Court held a hearing on the TRO Motion and the Supplemental TRO Motion on October 31, 2005. At the hearing, the Court scheduled a November 21, 2005 trial on the merits to determine the validity of the consent solicitation. Pending a determination on the merits, the Court entered a Status Quo Order on November 3, 2005, directing, among other things, that the Company’s board of directors be left in place and that the Company provide five days notice to Forté prior to entering into certain business transactions outside the ordinary course of business of the Company.

SMARTVIDEO TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Note 11 - Subsequent Events (continued)

On November 19, 2005, the Court dismissed Forté’s TRO Motion and the Supplemental TRO Motion with prejudice. In addition, the Court vacated its Status Quo Order.

On November 21, 2005, the first closing (the “Private Placement”) of the sale of securities occurred pursuant to the Securities Purchase Agreement (“SPA”) dated as of October 31, 2005 among SmartVideo Technologies, Inc. (the “Company”) and 60 accredited investors (the “Investors”). Under the terms of the SPA, the Company received gross proceeds of $4,000,000 and issued to the Investors a total of 5,333,333 shares of Series A-1 Convertible Preferred Stock (the “Preferred Stock”), five-year warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and five-year warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock.

On November 21, 2005, the Company completed the Private Placement pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

The loans provided to the Company by Messrs. Singer and Criden have been credited toward their purchase price for the Preferred Stock issued in the Private Placement.

On November 21, 2005, Glenn Singer and Michael E. Criden, Esq. were appointed to the Company’s board of directors pursuant to the terms of the SPA. Mr. Criden has been a partner for over five years in Hanzman & Criden, P.A., a South Florida law firm that devotes much of its practice to class action and complex commercial litigation. Mr. Singer is currently the mayor of Golden Beach, Florida. Mr. Singer and his partners built Florida-based National Business Solutions, an employee-leasing company, which was acquired in 1996 by Paychex for $160 million.

On December 2, 2005, the second closing of the sale of securities occurred pursuant to the SPA..Under the terms of the SPA, the Company received gross proceeds of $4,000,000 and issued to the Investors a total of 5,333,333 shares of Preferred Stock , five-year warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and five-year warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results will differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

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

We typically provide services to our business to business customers under volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain arrangements, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their preferential negotiated rates. From time to time, we lease hardware to our customers enabling them to facilitate a live broadcast. In certain situations, we may sell hardware to our resellers under the specific terms of our agreements with them.

Revenue is also recognized as earned upon the delivery of service to our subscription-based customers. This is typically when a digital media or multimedia broadcast is viewed. Many of our subscription-based customers access our programming through the purchase of a monthly, semi-annual, or annual subscription fee for our mobile entertainment services.

Software Development Costs

Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires certain development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of such costs require considerable judgment by management with respect to certain external factors such as anticipated revenue, estimated economic life, and changes in software and hardware technologies. Software development costs incurred beyond the establishment of technological feasibility have not been significant. The software that has been developed is a critical component of our core content delivery and distribution system. At the present time, we do not sell or license our core content delivery and distribution system.

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

Results of Operations

Nine Months Ended September 30, 2005 compared to 2004

Revenues

Revenues for the nine months ended September 30, 2004 consisted typically of fees earned from volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain circumstances, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. Revenues for the nine months ended September 30, 2005 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers. Our revenues increased by approximately $25,000 when compared to the same period in 2004. This increase is primarily attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer.

Broadcast rights

Broadcast rights for the nine months ended September 30, 2005 are approximately $1,286,000 as compared to $0 for the same period in 2004. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $477,000 for the nine months ended September 30, 2005 as compared to the same period in 2004. As our industry and company continues to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and relying less on the use of consultants for discrete projects.

Consulting fees

Our consulting fees have increased by approximately $351,000 for the nine months ended September 30, 2005 when compared to the same period in 2004. We have been experiencing a decrease in consulting fees primarily due to our ability to fill key positions with full-time employees instead of continuing to utilize outside consultants. This increase in consulting fees for the nine months ended September 30, 2005 is primarily attributable to the issuance of 750,000 shares of common stock to Ascendiant Capital Group, LLC which had a market value of $712,500 at the date of issuance.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $340,000 for the nine months ended September 30, 2005 when compared to 2004 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Professional Fees

Our professional fees increased approximately $587,000 for the nine months ended September 30, 2005 when compared to the same period in 2004. This increase is primarily attributable to additional professional fees incurred that were associated with our recent financing, the preparation of our registration statement related to the financing, litigation associated with the arbitration with Mr. Richard Seifert and KC Adventures, Inc., and litigation associated with the contentious proxy solicitation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities, trade shows, and other general and administrative expenses. The increase in selling, general and administrative expenses in 2005 of approximately $824,000 when compared to 2004 is primarily due to costs associated with our participation in numerous trade shows and the extra costs attributable to our decision to develop a prominent presence in each of these events. Our focus is to create a presence in each of these events designed to extend and enhance the awareness of our brand, products and services to potential partners, distributors, and content owners. We have also incurred additional travel related and marketing costs associated with specialized consultants we have hired to assist us in this process. During the quarters ended June 30, 2005 and September 30, 2005, we focused our efforts in-house to develop a strategic retail distribution plan. We expect that this plan will begin to be deployed towards the end of the quarterly period ending December 31, 2005 and throughout the quarterly period ending March 31, 2006.

Non-cash, Stock-based Compensation

In March 2005, as part of a financial consulting arrangement and a marketing consulting arrangement, we issued a total of 1,400,000 warrants to purchase our common stock. These warrants are exercisable at prices ranging from $3.50 to $6.50. In June 2005, the financial consultant that we were utilizing resigned from the engagement and we terminated the marketing consulting arrangement. For the nine months ended September 30, 2005, we have recorded approximately $2,624,000 in non-cash, stock-based compensation expense related to the issuance of these warrants reflecting the conclusion of the arrangements. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous stock option grants.

Depreciation

Depreciation expense for the nine months ended September 30, 2005 increased by approximately $154,000 when compared to the same period in 2004. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Expense

Interest expense for the nine months ended September 30, 2005 was approximately $206,000. Of this amount, $197,500 was attributable to the issuance of additional shares of common stock as additional consideration related to the rights of certain convertible debt holders.

Liquidity and Capital Resources

To date, we have generated only minimal revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on private placements and loans from shareholders and other related entities.

It is anticipated that we will need to raise at least $6,000,000 over the course of the next twelve months to fund our current level of operations. There can be no assurance, however, that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

Going Concern

We have incurred recurring losses and negative cash flows since inception. As of and for the nine months ended September 30, 2005, we had an accumulated deficit of approximately $22,917,000, a loss from operations of approximately $10,461,000 and cash flows used in operations of approximately $3,686,000. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

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

Subsequent Events

Loan from Director

On August 12, 2005, we borrowed $225,000 from Justin A. Stanley, Jr., one of our directors. According to the promissory note issued in connection with the loan, we are obligated to pay all principal and interest due under the note by no later than September 12, 2006. Interest on the unpaid principal balance of the note accrues at a rate equal to the fluctuating prime lending rate of LaSalle Bank, N.A., Chicago, Illinois, as such rate is in effect less one hundred basis points. The principal portion of this note in the amount of $225,000 was repaid on November 22, 2005.

Issuance of Convertible Promissory Notes

On October 19, 2005, we borrowed $200,000 from Michael E. Criden, Esq. and $200,000 from Glenn H. Singer. Pursuant to the convertible promissory notes issued in connection with the loan, we are obligated to pay all principal and interest due under the note one year from the date of the loan. Interest on the unpaid principal balance of the note accrues at a rate of 8% per annum. If we complete a financing of at least $2.5 million from the sale of its equity securities prior to the maturity date of the convertible promissory notes, the principal amount of each note will convert into shares or units of the equity securities sold in such financing at a per share sale price or unit price of the financing. In the event such a financing does not occur, Messrs. Criden and Singer have the right to convert their loans into shares of our common stock at a per share price equal to the closing price on the date the conversion notice is received by us.

In addition to receiving the convertible promissory notes, Messrs. Criden and Singer each received a five-year warrant to purchase 66,667 shares of our common stock at an exercise price of $2.00 per share. Messrs. Criden and Singer were also granted certain piggy-back registration rights with respect to the shares of common stock underlying the convertible promissory notes and the warrants.

Temporary Restraining Order and Subsequent Dismissal

On October 25, 2005, Forté filed a Motion for Temporary Restraining Order and Application with the Court of Chancery, New Castle County, Delaware (the “Court”), pursuant to Section 225 of the Delaware General Corporation Laws for a hearing to determine and enforce the replacement of the Company’s board of directors (the “TRO Motion”). In the TRO Motion, Forté requested a hearing to determine whether the consent solicitation it engineered and carried out successfully removed and replaced the Company’s board of directors. On October 26, 2005, Forté filed a Supplemental Motion for Temporary Restraining Order (the “Supplemental TRO Motion”). In addition to requesting an expedited hearing to determine the validity of its consent solicitation, Forté sought a variety of temporary relief.

The Court held a hearing on the TRO Motion and the Supplemental TRO Motion on October 31, 2005. At the hearing, the Court scheduled a November 21, 2005 trial on the merits to determine the validity of the consent solicitation. Pending a determination on the merits, the Court entered a Status Quo Order on November 3, 2005, directing, among other things, that the Company’s board of directors be left in place and that we provide five days notice to Forté prior to entering into certain business transactions outside our ordinary course of business.

On November 19, 2005, the Court dismissed Forté’s TRO Motion and the Supplemental TRO Motion with prejudice. In addition, the Court vacated its Status Quo Order.

Private Placement

On November 21, 2005, the first closing (the “Private Placement”) of the sale of securities occurred pursuant to the Securities Purchase Agreement (“SPA”) dated as of October 31, 2005 among SmartVideo Technologies, Inc. and 60 accredited investors (the “Investors”). Under the terms of the SPA, we received gross proceeds of $4,000,000 and issued to the Investors a total of 5,333,333 shares of Series A-1 Convertible Preferred Stock (the “Preferred Stock”), five-year warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and five-year warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock.

The loans provided to us by Messrs. Singer and Criden have been credited toward their purchase price for the Preferred Stock issued in the Private Placement.

On November 21, 2005, Glenn Singer and Michael E. Criden, Esq. were appointed to our board of directors in accordance with the terms of the SPA. Mr. Criden has been a partner for over five years in Hanzman & Criden, P.A., a South Florida law firm that devotes much of its practice to class action and complex commercial litigation. Mr. Singer is currently the mayor of Golden Beach, Florida. Mr. Singer and his partners built Florida-based National Business Solutions, an employee-leasing company, which was acquired in 1996 by Paychex for $160 million.

On December 2, 2005, the second closing of the sale of securities occurred pursuant to the SPA. Under the terms of the SPA, we received gross proceeds of $4,000,000 and issued to the Investors a total of 5,333,333 shares of Preferred Stock, five-year warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and five-year warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock.

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

On or about April 22, 2004, we filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of our common stock since approximately January 1, 2003. We are seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which we may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, we received notice that Mr. Hamouth's attorney in this matter has withdrawn from the case. On April 15, 2005, we filed a motion for summary judgment in this matter. The motion was unopposed. On October 5, 2005, the Court granted our motion for summary judgment in the amount of $172,324.32.

On March 31, 2005, Mr. Richard Seifert and KC Adventures, Inc. filed with the American Arbitration Association in Atlanta, Georgia, certain claims against us and our wholly-owned subsidiary, OVT, Inc. The arbitration case number is 30-181-559-05. The Statement of Claim filed by the claimants against us and OVT, Inc. asserts causes of action for breach of contract, breach of fiduciary duty, unjust enrichment, violation of Pennsylvania's Commissioned Sales Representative Act, accounting and declaratory judgment. The claims are based upon a Representation Agreement, dated February 6, 2003, between KC Ventures Group and OVT, Inc. and the Advisory Agreement dated February 19, 2003, between OVT, Inc. and KC Ventures. One or both claimants contend that they have earned or will earn compensation under the Representation Agreement in excess of $10,000,000 for providing customers and content to the Company and OVT, Inc. Further, one or both claimants also contend that they have earned fees under the Advisory Agreement in excess of $1,000,000 and certain stock options as a result of capital raised for the Company. We intends to vigorously defend against these claims.

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

On October 25, 2005, Forté filed a Motion for Temporary Restraining Order and Application with the Court of Chancery, New Castle County, Delaware (the “Court”), pursuant to Section 225 of the Delaware General Corporation Laws for a hearing to determine and enforce the replacement of the Company’s board of directors (the “TRO Motion”). In the TRO Motion, Forté requested a hearing to determine whether the consent solicitation it engineered and carried out successfully removed and replaced the Company’s board of directors. On October 26, 2005, Forté filed a Supplemental Motion for Temporary Restraining Order (the “Supplemental TRO Motion”). In addition to requesting an expedited hearing to determine the validity of its consent solicitation, Forté sought a variety of temporary relief.

The Court held a hearing on the TRO Motion and the Supplemental TRO Motion on October 31, 2005. At the hearing, the Court scheduled a November 21, 2005 trial on the merits to determine the validity of the consent solicitation. Pending a determination on the merits, the Court entered a Status Quo Order on November 3, 2005, directing, among other things, that the Company’s board of directors be left in place and that we provide five days notice to Forté prior to entering into certain business transactions outside our ordinary course of business.

On November 19, 2005, the Court dismissed Forté’s TRO Motion and the Supplemental TRO Motion with prejudice. In addition, the Court vacated its Status Quo Order.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2005, we completed the Private Placement. The transaction was exempt from registration under the Securities Act of 1933 (“Securities Act”) pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On December 2, 2005, the second closing of the sale of securities occurred pursuant to the SPA. Under the terms of the SPA, we received gross proceeds of $4,000,000 and issued to the Investors a total of 5,333,333 shares of Preferred Stock, five-year warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and five-year warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock. The transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

According to documents filed with the SEC, Forté mailed a consent solicitation to stockholders of the Company on or about September 14, 2005, seeking stockholder consent for the following actions:

1.    To amend the Company’s Bylaws to fix the number of directors at four, subject to the power of the Board of Directors to increase the number up to nine;

2.    To repeal any amendment to the Company’s Bylaws or any amendment adopted since April 29, 2005 (or not filed with the SEC;

3.    To elect Daniel McKelvey, Steve Himmelman, Michael Walsh and Richard Seifert as replacement directors of the Company; and

4.    To remove all current members of the Company’s Board of Directors.

The consent statement identified August 29, 2005 as the record date for the solicitation under Section 213(b) under the Delaware General Corporation Law, or DGCL. This was the second consecutive attempt by Forté to obtain the consents required to take the actions noted hereinabove. The first consent solicitation, which commenced on June 21, 2005, was unsuccessful.

According to the tabulation of consents prepared by IVS Associates, Inc., the independent inspector of elections, Forté received 11,128,829 shares consenting for each one of its proposals. Since such shares represented only 41.63% of the Company’s outstanding shares of voting capital stock as of the August 29, 2005 record date, Forté’s stockholder consent solicitation was unsuccessful for a second time.

Item 5. Other Information

None

Item 6. Exhibits

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

SMARTVIDEO TECHNOLOGIES, INC.

Date: December 5, 2005	By:	/s/ Richard E. Bennett, Jr.

Richard E. Bennett, Jr. President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer) (Chief Financial Officer and Principal Accounting Officer)