Form 10-K
period 2005-12-31
SMART VIDEO TECHNOLOGIES INC
filed 2006-03-28
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____.

Commission file number 08016

SMARTVIDEO TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1962104
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

3505 Koger Boulevard, Suite 400 Duluth, Georgia	30096
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (770) 279-3100

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the issuer as of June 30, 2005, was approximately $15,031,717 (computed based on the closing sale price of the common stock as reported on the OTC Bulletin Board at $1.12 per share as of such date).

As of the close of business on March 10, 2006, 37,966,679 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: None.

Unless the context otherwise requires, all references to “SmartVideo,” the “Company,” “we,” “us” or “our” include SmartVideo Technologies, Inc. and its subsidiaries. References in this report to annual financial data for SmartVideo refer to fiscal years ended December 31.

General information about SmartVideo can be found at www.smartvideo.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current report on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 available free of charge on our Website, as soon as reasonably practicable after they are electronically filed with the SEC.

FORWARD-LOOKING STATEMENTS

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are as set forth below and in various places in this report, including under the headings Item 1A. “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. These factors include:

•	general economic conditions,

•	a significant decrease in business from or loss of any of our major customers,

•	our ability to contain costs,

•	disruptions in the supply chain,

•	our future capital needs and our ability to obtain financing,

•	our ability to predict consumer preferences and consumer acceptance of our entertainment services and the entertainment industry as a whole,

•	our ability to carry out growth strategies,

•	our ability to compete,

•	other factors set forth in this report.

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

PART I

Item 1.  Business

SmartVideo Technologies, Inc. (hereinafter sometimes referred to as "SmartVideo," the "Company," "we," "us," or "our") is a provider of video content distribution services and technology. Incorporated in 1984, the Company acquired OVT, Inc., d/b/a SmartVideo, in November 2002. Since the acquisition of OVT, the Company’s business has been that of SmartVideo Technologies, Inc. Although the core business of the Company has remained constant, the Company has changed its focus from distributing business-to-business services to the distribution of video content to consumers.

Since 2002, the Company has been a video content aggregator, a technology provider and a distributor of video content to consumers connected to the public Internet. We are in the business of purchasing the rights to video/television content and delivering that video content to subscribers for a fee. Additionally, we anticipate being in the business of providing managed services for Internet network operators (carriers) and for major content producers, owners and distributors. We intend to continue expanding our market opportunity by delivering video services to all forms of devices capable of receiving an Internet Protocol (IP) data stream and rendering this data stream into visible images on displays.

In January 2005, the Company launched its direct-to-consumer mobile video service. The Company provides its customers with access to high-quality video programming that is transmitted directly to its customers’ SmartPhone cellular handsets and to Wi-Fi enabled PDA devices. The Company believes that it is the only service provider who currently has subscribers on all of the major U.S. Cellular Carriers. The Company provides demonstration accounts, where we have acquired the necessary video distribution rights, to viewers in more than 75 countries, operating on more than 200 carriers.

The Company believes it provides one of the most extensive collections of programming available in the mobile video industry. In general, the Company pays for the distribution rights on either a fixed-fee per subscriber, per month basis or on a revenue-sharing basis. Some of the content deals have minimum guarantees per month.

The Company licenses the distribution rights on either a “fixed-fee, per subscriber, per month” basis or on a revenue-sharing basis. These license fees are payable to the content owners, producers, or distributors for each respective channel. Licensee fees range from $0.04 per subscriber, per month to $.50 cents on our subscription model. In the area of our Premium offerings we share at a rate of 50% of the net collected revenue model. The pricing is based on individual negotiations of the specific rights (including geographic and technology platforms), the amount and quality of the content, and the estimated appeal of the content to our current and prospective subscribers. For 2005, the majority of our revenue has come from a per subscriber, per month, fixed fee arrangement. For 2006 and subsequent years, we are targeting a diverse subscriber base in the mobile entertainment industry.

Content Line Up

The Company currently delivers the following video content to our subscribers: ABC News Now, ABC News, CNBC, MSNBC, NBC Mobile, The Weather Channel Live, The Weather Channel Local & Regional Forecast, Court TV, FOX Sports, Vegas Sports, DIC Cartoons, E! Entertainment, Fun Little Movies, IFILM, Professional Championship Wrestling, and Rascals Comedy Classics.

We also have obtained the necessary rights, and anticipate including the following video content to our subscribers over the next quarter: BMANIA, CHRONICLE, COLOURS, PUMA TV, TV SUPERSTORE, Gospel Music Television, 3ABN, BYU, Daystar Television Network, Golden Eagle Broadcasting, INSP, JCTV, NuGospel Broadcasting, TBN, The Church Channel, FAMILYNET, CINE MEXICANO, LTV (LATIN TV), TBN, ENLACE USA, TV CHILE, TV COLOMBIA and VIDAVISION.

We are in continuous discussion with content owners and distributors and we intend to obtain the rights to distribute additional content. We intend to add content in the areas of sports, music and other general entertainment. Additionally, we believe that local news, weather, sports, community affairs, and event programming (“local programming”) will play a key part in our subscriber growth, long-term service adoption, and subscriber loyalty.

Subscription Process

To subscribe to our service, customers download a small software application to their mobile handset or computer, which includes security features and a desktop icon. Subscribers use their credit card to pay for and activate their service. The activation process requires no special equipment, nor does it typically require technical assistance. For those subscribers that have technical difficulty or questions, we provide a toll-free number to access a 24-hour call center.

The Company launched the service with only a monthly subscription package with up-charges for additional premium content offerings. In addition to the monthly subscription, we currently offer weekly and daily packages, which are more appealing to consumers connected through Wi-Fi hotspots.

Since the launch of the service in January 2005, we have acquired subscribers through a commerce portal included on the Company Website, as well as from links from various third-party Websites. We have also promoted our service through an aggressive public relations campaign that featured articles and information about the Company utilizing print, on-line, radio and television channels, geared towards driving potential subscribers to sample our service on a trial basis and ultimately subscribe to the service. Our successful public relations campaign has generated coverage in Wireless Week, TV Week, Broadcast & Cable, ABC News, Wall Street Journal Online, CBS News, Chicago Tribune, Los Angeles Times, Forbes, Boston Globe, The Tony Danza Show, and Dow Jones Newswire, as well as many other prestigious media outlets. Moving forward, the Company plans to market and promote our service to potential subscribers through a combination of general media advertising, co-op advertising with partners and distributors, and through co-marketing arrangements with our content providers.

Subscription Figures

As of March 1, 2006, we had approximately 2,500 subscribers for all our subscription packages. Additionally, we had approximately 1,500 non-paying trial subscribers. These numbers are indicative of: 1) insufficient funding for deployment of all the content channels for which we have obtained rights; 2) insufficient funding to develop and support distribution programs; and 3) insufficient financial support for marketing resources. With the latest infusion of operating capital, these indices are being addressed.

Key Strengths

Our principal business is characterized by the following key strengths:

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

Compatibility. We believe that we have deployed a technological infrastructure that is compatible with nearly all data network configurations, Wi-Fi data networks, and a significant number of handset models. We believe that our key technological strengths include:

1.	Delivery of live, on-demand, and download-and-play television and video programming to SmartPhones, computers and set-top boxes;

2.	Microsoft Windows OS, Linux and Symbian OS (6.0 and above) handsets, which accounts for more than 15% of mobile handsets, MS Windows and Linux computers along with set-top boxes;

3.	Microsoft PocketPC and Windows CE OS handsets, which accounts for nearly 50% of all PDA handsets; and

4.	15+ Frames Per Second (FPS) on 2.5g cellular data networks;

5.	24+ FPS on current and planned 3g cellular data networks;

6.	25+ FPS on Wi-Fi data networks, which is virtually a “TV-like” experience for the subscriber;

7.	25+ FPS on fixed-wire networks for compatability with computers and set-top boxes connected to televisions; and,

8.
A real-time monitoring capability and the deployable tools enabling the carrier to actively manage the consumption of carrier network resources at a system-wide level, a regional level, the MTSO level, and the base station level.

High-Quality Picture and Sound. We believe our programming provides customers with high quality video for a given bandwidth. We believe that our live linear video feed compares favorably to download-and-play technology, without the extended wait time for the download to complete. This reduced wait time and high quality provide a significant competitive advantage. We believe that quality is a key differentiation between our service and all competing services.

Substantial Channel Capacity and Programming Content. As a result of our technical architecture and system capacity, we believe that we are able to deliver to our customers one of the widest selections of programming available today.

Access to Global Media Companies. We formed a Board of Advisors in 2004, whose primary role is to advise us on the development of relationships with global media companies. Our Board of Advisors consists of leading current and past executives from media production and distribution companies. The Board of Advisors is actively engaged with the Board of Directors and the Company management. The Board of Advisors consists of:

Herman Rush - Former Chairman and Chief Executive Officer of Coca-Cola Telecommunications, former Chief Executive Officer of Columbia Picture Television Group, Executive Producer of the Montel Williams Show for seven years. Mr. Rush is a past Governor of the Board of Governors of the Television Academy of Arts and Sciences.

Joseph Indelli - Former President of MTM (Mary Tyler More) Television Distribution Group, former President of Columbia Pictures TV Distribution, and former Senior Vice President of Metromedia Producers Corp.

Peter Sealey - Founder and Chief Executive Officer of Los Altos Group. He spent 21 years at The Coca-Cola Company holding a variety of key positions including Chief Marketing Officer. Mr. Sealey has served as a management consultant to leading firms including Sony New Technologies, Anheuser-Busch, Visa U.S.A., UPS, Johnson & Johnson, Hewlett-Packard, Eastman Kodak and Nokia.

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

Our Business Strategy

Our overall goal is to provide customers a high quality Internet television experience. For our consumer branded service, our strategy focuses on offering our customers differentiated and exclusive content, attaining leadership in technology and enhancing our sales and marketing, distribution and customer service.

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

The Fast-Start Program is technically an accessory, meaning it is non-invasive, no technical modifications, and no infrastructure additions, no certifications or adaptations required. The carrier simply promotes live TV to their SmartPhones “Powered by The Company.” At this level, the carrier is a reseller of the Company branded service.

The Co-Op Program. In the Co-Op Program, the carrier takes a more active role in providing content, where they may already have content relationships. Carriers may include their own content, branded as proprietary carrier content or The Company content, or both. We deliver infrastructure, Digital Rights Management (DRM) and program management. The carrier usually provides all subscriber commerce and significant marketing and promotion.

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

1.	To date, we have deployed approximately 15 channels of content. We are re-addressing the type, format, mix and packaging of all our content offerings.

2.
The Company has developed programs that are designed to be appealing to traditional retailers, Internet retailers, and distributors of mobile handset devices and plans. The Company is actively developing distribution relationships.

3.
The Company has increased the available manpower in the Marketing Group. These resources are building and implementing the distribution programs, developing advertising strategies, producing literature, updating the Company Website, and marketing to potential distribution partners.

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

Expand International Programming. We intend to continue expanding our international programming because we believe there is a large underserved market for our services in markets outside of the U.S. We have obtained worldwide rights to certain content and plan to expand our subscriber base beyond the U.S.

Technology Leadership. We believe that technological leadership will play an important role in our ability to introduce services that are customer-friendly and reduce costs. We intend to continue the development of our core technology, with particular interest in the area of integration of third-party high-performance video and audio codecs.

Expand the number of Compatible Handsets. Our services are compatible with Microsoft Windows Mobile O/S, Symbian O/S, and Linux O/S handsets, representing about 15% of the U.S. market and all Windows O/S PDA devices, which comprise about 90% of all PDA handsets. We intend to expand our market opportunity by providing support for additional handset types and operating systems.

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

Employees

We presently have 20 full-time employees. We believe that our employee relations are good. None of our employees is represented by labor unions.

Segment Reporting

The Company has been operated and evaluated by management as a single operations segment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 - “Disclosures about Segments of an Enterprise and Related Information.”

Seasonality and Backlog

Our business is not subject to significant seasonal fluctuations. There are no material backlogs in our business.

Recent Developments

Effective as of October 31, 2005, we entered into a securities purchase agreement with 60 accredited investors. Under the terms of this agreement, we obtained $8 million in gross proceeds from a Private Placement of 10,666,666 shares of the Series A-1 Convertible Preferred Stock.

On November 21, 2005, we completed the first closing under the Private Placement and issued to the investors 5,333,333 shares of the Series A-1 Convertible Preferred Stock, five-year warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and five-year warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock. In consideration for the issuance of such securities, we received gross proceeds of $4 million.

On December 2, 2005, the investors waived the conditions to complete the second closing under the securities purchase agreement. As a result, we issued to the investors, for aggregate gross proceeds of $4,000,000, an additional 5,333,333 shares of the Series A-1 Convertible Preferred Stock, five-year warrants exercisable at $1.75 per share to purchase 5,333,333 shares of the our common stock and five-year warrants exercisable at $2.00 per share to purchase 1,333,333 shares of our common stock. We have agreed to register our shares of common stock underlying the Series A-1 Convertible Preferred Stock and the warrants issued to the investors.

Each share of Preferred Stock shall be convertible without the payment of additional consideration by the holder thereof into such number of fully paid and nonassessable shares of common stock as is determined by dividing $0.75 by the Series A-1 Conversion Price in effect at the time of conversion. Such Series A-1 Conversion Price is subject to certain adjustments in accordance with the terms set forth in the Company’s Certificate of Designation as filed with the Secretary of the State of Delaware on November 2, 2005. The conversion price of the Preferred Stock is subject to a weighted average price adjustment as provided in the Certificate of Designation and the respective exercise prices of the warrants are subject to full ratchet adjustment.

Item 1A.  Risk Factors

The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks.

Independent Auditor’s Report Contains Going Concern Qualification; Losses From Operations; Accumulated Deficit

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2005, contains an explanatory paragraph which states that we have suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We have incurred substantial net losses of $3,859,141, $6,792,930 and $19,740,274 for the years ended December 31, 2003, 2004 and 2005, respectively.

At December 31, 2005, we had an accumulated deficit of $39,953,756, a working capital deficit of $2,653,622, a loss from operations of $19,740,274 and cash flows used in operations of $5,351,783. Our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

We used the proceeds received from a Private Placement conducted in March 2005 for the acquisition of programming rights, marketing and sales initiatives, and further improvements to our technology, as well as increase staffing levels to support these marketing and technology efforts, all of which will adversely affect operating results until revenues from sales of our services reach a level at which operating costs can be supported. In our efforts to strengthen our marketing and sales initiatives of the distribution of our services, it is critical that we obtain distribution partners in order to begin generating revenues.

We do not expect to generate cash flows from operating activities during fiscal 2006 sufficient to offset our operating expenditures. Our operations to date have been financed primarily through sales of our securities. We anticipate, based on our currently proposed plans and assumptions relating to operations, that the net proceeds from the closings of our most recent financings in November and December 2005, together with revenues generated from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures through December 31, 2006. As a result, it will be necessary for us to secure additional financing to support our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, we will be unable to continue as a going concern.

We have a limited operating history and insufficient revenue to generate positive cash flows from our operations.

We formally launched our Internet based products and services in 2003. We have earned only minimal revenues from these services. The revenue received from these services is presently insufficient to generate positive cash flows from our operations. Additionally, the income potential of our business and from our markets is unproven. Because of the emerging nature of the industry, our executives have limited experience in it. As a young company operating in an emerging market, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our future revenues and success depend significantly upon acceptance of our mobile entertainment services and the mobile entertainment industry as a whole. Our future revenues and success also depend on the development of revenue growth from our services. Our ability to successfully introduce new services and the expected benefits to be obtained from these new services may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, competitive factors or other events beyond our control. We expect to incur operating losses in fiscal 2006 and cannot be assured that we will successfully market any services, or operate profitably in the future.

Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results.

Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are beyond our control, including:

•	variability in demand and usage for our product and services;

•	market acceptance of new and existing services offered by us, our competitors and potential competitors; and

•	governmental regulations affecting the use of the Internet, including regulations concerning intellectual property rights and security features.

Our current and future levels of expenditures are based primarily on our growth plans and estimates of expected future revenues. Such expenditures are primarily fixed in the short-term and our sales cycle can be lengthy. Accordingly, we may not be able to adjust spending or generate new revenue sources timely to compensate for any shortfall in revenues. If our operating results fall below the expectation of investors, our stock price will likely decline significantly. In addition, potential fluctuations in our operating results could lead to fluctuations in the market price for our common stock.

Because we expect to continue incurring net losses, we may not be able to implement our business strategy and the price of our stock may decline.

As of December 31, 2005, we had an accumulated deficit of approximately $39,953,756. We have incurred net losses quarterly from inception through December 31, 2005, and we expect to continue to incur net losses for the foreseeable future.

Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures or, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

•	achieve broad customer adoption and acceptance of our products and services;

•	successfully raise additional capital in the future;

•	successfully integrate, leverage and expand our sales force;

•	successfully scale our current operations;

•	implement and execute our business and marketing strategies;

•	address intellectual property rights issues that affect our business;

•	develop and maintain strategic relationships to enhance the development and marketing our existing and new products and services; and

•	respond to competitive developments in the mobile entertainment services industry.

We may not be successful in achieving any or all of these business objectives in a cost-effective manner, if at all, and the failure to achieve these could have a serious adverse impact on our business, results of operations and financial position. Each of these objectives may require significant additional expenditures on our part. Even if we ultimately do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to respond to rapid changes in technology and its applications and intense competition in the mobile entertainment services industry products could make our services obsolete.

The mobile entertainment services industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be stymied if we require, but cannot secure, rights to essential third-party intellectual property. We compete against numerous companies offering alternative systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development. Our financial condition and operating results could be adversely affected if our mobile entertainment services fail to compete favorably with these technological developments, or if we fail to be responsive on a timely and effective basis to competitors’ new services or price strategies.

Our success is dependent on the performance and retention of our executive officers, consultants and key employees.

Our business and operations are substantially dependent on the performance of our executive officers and key employees, including Richard E. Bennett, Jr., David Ross, William R. Dunavant, Scott Hughes and Ronald A. Warren, all of whom are employed on an at-will basis and have worked together for only a relatively short period of time. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several executives could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

Our mobile entertainment services and any of our future services may fail to gain market acceptance, which would adversely affect our competitive position.

We have not conducted any independent studies with regard to the feasibility of our proposed business plan, present and future business prospects and capital requirements. We have generated limited commercial distribution for our mobile entertainment services. Our services may fail to gain market acceptance and our infrastructure to enable such expansion is still limited. Even if adequate financing is available and our services are ready for market, we cannot be certain that our services will find sufficient acceptance in the marketplace to fulfill our long and short-term goals. Failure of our services to achieve market acceptance would have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of customers and distribution channels for a majority of our revenues so the loss of, or delay in payment from, one or a small number of customers or distribution channel partners could have a significant impact on our revenues and operating results.

During 2005, two of our customers accounted for approximately 28% of our revenues. During 2005, we experienced a shift from a business-to-business model to a subscription-based model reducing much of our reliance on revenues from related parties. We are in the process of developing relationships with distribution channel partners to increase the size of our customer base. We cannot successfully accomplish our business objectives by relying solely on our existing customer base. If we are unsuccessful in increasing and broadening our customer base, our ability to maintain and grow our business will suffer.

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

We may face third-party intellectual property infringement claims and other related claims that could severely impact our business.

We may be liable or alleged to be liable to third-parties for video, music, software, and other content that we encode, distribute, or make available to our customers:

•	If the content or the performance of our services violates third-party copyright, trademark, or other intellectual property rights;

•	If our customers violate the intellectual property rights of others by providing content to us or by having us perform digital media services; or

•	If content that we encode or otherwise handle for our customers is deemed obscene, indecent, or defamatory.

Any alleged liability could damage our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and divert management’s attention, all which could have an adverse effect on our business, results of operations and financial condition. Our customers generally agree to hold us harmless from claims arising from their failure to have the right to encode or distribute multimedia software and other content given to us for that purpose. However, customers may contest this responsibility or not have sufficient resources to defend claims. In addition, we have limited insurance coverage for claims of this nature and may not be able to cover losses above our insurance coverage limits.

Because we host, stream and deploy audio and video content on or from our Websites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials. Claims of this nature have been brought and sometimes successfully pressed, against content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

We cannot be certain that third-parties will not claim infringement by us with respect to past, current, or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. In addition, these risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements, and we cannot be sure that we will have adequate insurance coverage or that royalty or licensing agreements will be made available on terms acceptable to us or at all.

We cannot be certain that we will be able to protect our intellectual property, which could harm our business.

Our intellectual property is critical to our business, and we seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier, potential investors, and strategic relationship agreements, nondisclosure agreements with third-parties, and invention assignment agreements with our employees and contractors. We cannot be certain that measures we take to protect our intellectual property will be successful or that third-parties will not develop alternative solutions that do not infringe upon our intellectual property.

Further, we plan to offer our mobile entertainment services and applications to customers worldwide including customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third-parties could have a negative effect on our business, revenues, financial condition and results of operations.

We will rely on strategic relationships to promote our services and for access to licensed technology; if we fail to develop, maintain or enhance these relationships, our ability to serve our customers and develop new services and applications could be harmed.

Our ability to provide our services to users of multiple technologies and platforms depends significantly on our ability to develop, maintain or enhance our strategic relationships with wireless carriers, handset distributors, key streaming media technology companies and content providers. We will rely on these relationships for licensed technology and content. Obtaining comprehensive multimedia content licenses is challenging, as doing so may require us to obtain copyright licenses with various third-parties in the fragmented multimedia recording and publishing industries. These copyrights often address differing activities related to the delivery of digital media, including reproduction and performance, some of which may require separate licensing arrangements from various rights holders such as publishers, content providers, artists and record labels. The effort to obtain the necessary rights by such third-parties is often significant, and could disrupt, delay, or prevent us from executing our business plans. Because of the large number of potential parties from which we must obtain licenses, we may never be able to obtain a sufficient number of licenses to allow us to provide services that will meet our customers’ expectations.

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

All of our competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

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

•
other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content; or which could dramatically change the market for our products and services

Any of these results could put us at a competitive disadvantage that could cause us to lose customers, revenue and market share. They could also force us to expend greater resources to meet the competitive threat, which could also harm our operating results.

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

The technology underlying our multimedia broadcast services and applications is complex and includes software that is internally developed and software licensed from third-parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our digital media services are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers. Because our customers depend on us for digital media management, any interruptions could:

•	damage our reputation;

•	cause our customers to initiate product liability suits against us;

•	increase our product development resources;

•	cause us to lose revenues; and

•	delay market acceptance of our digital media services and applications.

Our business will suffer if our systems fail or our third-party facilities become unavailable.

A reduction in the performance, reliability and availability of our systems and network infrastructure may harm our ability to distribute our products and services to our customers and other users, as well as harm our reputation and ability to attract and retain customers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. We may not have any redundancy in our Internet multimedia broadcasting facilities and therefore any damage or destruction to these would significantly harm our multimedia broadcasting business. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems, Websites and network communications. This could lead to slower response times or system failures.

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

Our digital distribution activities are managed by sophisticated software and computer systems. We must continually develop and update these systems over time as our business and business needs grow and change, these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services, customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Websites could be less attractive to such entities or individuals and our business could be harmed.

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

We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, and retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws are developed and are interpreted by the judicial system, they could have the effect of:

•	increasing our costs due to new or changes in tax legislation;

•	limiting the growth of the Internet;

•	creating uncertainty in the marketplace that could reduce demand for our products and services;

•	limiting our access to new markets which may include countries and technology platforms;

•	increasing our cost of doing business;

•	increasing our cost of doing business attributed to the unforeseen;

•	exposing us to significant liabilities associated with content distributed or accessed through our products or services; or

•	leading to increased product and applications development costs, or otherwise harm our business.

Specifically with respect to one aspect of copyright law, on October 28, 1998, the Digital Millennium Copyright Act (or “DMCA”) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on our future business activities, we and our customers may be required to pay licensing fees in connection with digital sound recordings we deliver or our customers provide on their Website and through retransmissions of radio broadcasts and/or other audio content.

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

Our stock price has been and continues to be volatile.

The market price for our common stock could fluctuate due to various factors. These factors include:

•	announcements regarding developments in our business, acquisitions and financing transactions;

•	announcements by us or our competitors of new contracts, technological innovations or new products;

•	changes in government regulations;

•	fluctuations in our quarterly and annual operating results; and

•	general market conditions.

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

As of December 31, 2005, we had approximately $5,793,000 in cash. We believe that the current cash and cash equivalents will not be sufficient to meet our anticipated cash needs for working capital and capital expenditures through December 31, 2006. We intend to secure substantial additional financing to meet our future capital needs to finance the development and marketing of our existing and future services. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives or remain in operation. This inability could seriously harm our business, results of operations and financial condition.

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

Item 1B.  Unresolved SEC Comments

Not applicable.

Item 2.  Properties

We currently sub-lease approximately 25,000 square feet of office space. The office space currently serves as our corporate headquarters located in Duluth, Georgia. We pay rent of approximately $23,000 per month on a two-year sub-lease which we entered into in May 2005.

Item 3.  Legal Proceedings

From time-to-time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and if the amount of the loss is probable.

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against us, our Chief Executive Officer and director, Richard E. Bennett, Jr. and our securities counsel, Edwards & Angell, LLP, a predecessor to Edwards Angell Palmer & Dodge LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. We and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards Angell Palmer & Dodge LLP the right to appeal a chambers judge’s decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards Angell Palmer & Dodge LLP. Since the court’s entry of judgment in the appeal and to our knowledge, Mr. Hamouth has taken no further steps in his claims against us or Mr. Bennett. We intend to vigorously defend any claims made by Mr. Hamouth should further action be taken by him in this dispute.

On or about April 22, 2004, we filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to his purchases and sales of our common stock since approximately January 1, 2003. We are seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which we may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, we received notice that Mr. Hamouth’s attorney in this matter has withdrawn from the case. On April 15, 2005, we filed a motion for summary judgment on this matter. The motion was unopposed. On October 5, 2005, the Court granted our motion and executed a judgement for us in the amount of $172,342.32.

On November 15, 2004, we, our subsidiary, OVT, Inc., Robert J. Walters, Richard E. Bennett, Jr. and William R. Dunavant filed suit against Balboni Law Group, LLC, Gerardo M. Balboni, II, and Baker Donelson, Bearman, Caldwell & Berkowtiz, PC, in the State Court of Fulton County, Georgia, Civil Action (File No. 04V50744704). The suit alleges breach of contract, negligence and breach of fiduciary duty relating to the legal services provided by the defendants to the plaintiffs. The suit alleges that the defendants committed legal malpractice and breached their fiduciary duties to the plaintiffs in drafting, advising, and negotiating legal documents for the plaintiffs, including the Stock Exchange Agreement, dated November 19, 2002, among and between Armagh Group, Inc., OVT, Inc., Richard E. Bennett, Jr., Robert J. Walters, and William R. Dunavant. The suit also alleges certain conflicts of interests resulting from the defendants’ representation of others, including the Armagh Group, Inc. and Rene Hamouth. In the suit, the plaintiffs seek damages in an excess of $6,000,000. Pursuant to extensions provided by the plaintiffs, an answer to the suit has not yet been filed by the defendants. The parties are currently discussing the use of alternative dispute resolution procedures to resolve the suit, including mediation.

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of ours, announced its intention to bring legal action in the form of a mediation/arbitration against us in regard to our alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of our products. The dispute includes claims of SVEL that we had anticipatorily breached our agreement with SVEL, thus allegedly inhibiting the development of SVEL’s business utilizing our technology on an exclusive basis in 25 countries throughout the European Union. We contend that we had the right to terminate the agreement because of breaches by SVEL. We believe that the claim is wholly without merit and intend to defend the claim vigorously, if a legal action is ever instituted.

On November 29, 2005, ProNetworkTV, Inc. filed a Complaint for Equitable Relief in the Superior County Court of Gwinnett County, State of Georgia, (Civil Action Number 05-A-13684-2) against OVT, Inc. seeking the recovery of late fees in the amount of $100,614.80 alleged to be owed pursuant to a Promissory Note executed by OVT, Inc. in favor of ProNetworkTV, Inc. in the principal amount of $325,000. ProNetworkTV, Inc. alleges that OVT, Inc. failed to make payments when due under the Promissory Note. As a result of the alleged failure to makes such payments, ProNetworkTV, Inc. alleges that late fees accrued under the Promissory Note. We are presently evaluating ProNetworkTV, Inc.’s claim. There can be no assurances at this time that we will be successful in defending ProNetworkTV, Inc.'s claim.

On December 15, 2005, we received a letter on behalf of Enable Growth Partners, L.P. demanding that the Company pay cash damages of $1,757,567.71 within five business days thereafter. Enable Growth Partners, L.P. alleges that it sold 295,001 shares of the our common stock in the public markets during November 2005 in reliance on our Registration Statement on Form SB-2 that was declared effective on July 1, 2005. We were unable to issue unlegended shares to cover Enable Growth Partners, L.P.’s alleged sale of 295,001 shares because such registration statement did not contain current information regarding the Company. As a result, Enable Growth Partners, L.P. alleges that it was required to purchase shares of our common stock in the open market to satisfy its sale of such securities. We believe that we have meritorious defenses to the claims for damages in the amount of $1,757,567.71 and we intend to vigorously defend against any such claims. There can be no assurances at this time that we will be successful in defending Enable Growth Partners, L.P.’s damage claim.

On January 19, 2006, the Company received a letter on behalf of Mantra Films, Inc. demanding that the Company pay cash damages of $791,244 as a result of the Company's breach of its guarantee obligation under the terms of an agreement between Cell Phone Entertainment, LLC, Mantra Films, Inc. and the Company (as Guarantor) dated September 30, 2004. Mantra Films, Inc. alleges that Cell Phone Entertainment, LLC and the Company have failed to make certain guaranteed minimum license payments due under the agreement. As a result of the alleged failure to make such minimum payments, Mantra Films, Inc. has terminated the agreement. The $791,244 amount demanded represents the entire contract amount, including both past due payments and future guaranteed license fees, totaling minimum payments due pursuant to the agreement totaled $900,000, which amount has been reduced by payments made and certain prepaid insurance premiums in the amount of $108,756. As a result of the alleged failure to pay such minimum payment, Mantra Films, Inc. has terminated the agreement. We believe that we have meritorious defenses to any claims for payment under the agreement and we intend to vigorously defend against any such claims. There can be no assurances at this time that we will be successful in defending Mantra Films, Inc.'s damage claim.

On or about January 18, 2006, Wilson W. Hendricks, III filed a complaint in the County Court, Seventh Judicial Circuit, in and for St. John’s County, Florida against the Company for an unspecified amount of damages in excess of $15,000 relating to lost wages, unreimbursed business expenses and 500,000 non-qualified stock option as a result of the Company’s alleged breach of promise to employ Mr. Hendricks. The Company denies all liability to Mr. Hendricks and intends to vigorously defend itself against all clams made by him.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

Our common stock has been listed for trading on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board, or the OTC Bulletin Board, under the symbol “SMVD.OB” since January 7, 2003. The following is a summary of the high and low closing prices of our common stock on the OTC Bulletin Board during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in our common stock has not been extensive and such trades should not be characterized as constituting an active trading market.

	Closing Sale Price
	High	Low
Year Ending December 31, 2005
First Quarter	$5.82	$2.95
Second Quarter	$1.95	$0.55
Third Quarter	$7.08	$0.95
Fourth Quarter	$7.60	$0.92

Year Ended December 31, 2004
First Quarter	$9.60	$4.61
Second Quarter	$7.00	$2.50
Third Quarter	$3.71	$1.92
Fourth Quarter	$5.00	$2.25

On March 10 2006, the closing sales price for the common stock was $2.40, as reported on the Website of the Over-the-Counter Bulletin Board. As of March 10, 2006, there were approximately 186 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 19 holders of record of the Preferred Stock.

Dividends

Since inception, we have not declared or paid any dividend on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2005, with respect to options outstanding and available under the 2004 Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	No. of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column a) (c)

Equity compensation plans approved by security holders	3,480,000	$2.03	1,520,000
Equity compensation plans not approved by security holders	0	N/A	0

TOTAL	3,480,000	$2.03	1,520,000

Item 6.  Selected Financial Data

The selected historical financial information presented below is derived from our audited consolidated financial statements for the years ended December 31, 2001, 2002, 2003, 2004 and 2005.

The acquisition of all of the outstanding capital stock of OVT, Inc. on November 26, 2002, was treated for accounting purposes as a reverse acquisition, and the transaction has been accounted for as a recapitalization. We accounted for the acquisition using the purchase method of accounting. Therefore, the historical financial statements of the predecessor entity are reflected as our historical financial statements.

The data set forth below should be read in conjunction with the financial statements and accompanying notes incorporated by reference.

Selected Historical Financial Data

	For the Years Ended
	December 31,
	2001	2002	2003	2004	2005

Income Statement Data:
Total revenue	$—	$2,750	$63,451	$118,733	$197,257
Total operating expenses	434,738	611,386	3,242,754	6,839,685	19,021,511
Loss from operations	(434,738)	(689,476)	(3,179,303)	(6,720,952)	(18,824,254)
Net loss	(444,639)	(689,476)	(3,859,141)	(6,792,930)	(19,740,274)
Loss per share	(0.16)	(0.17)	(0.51)	(0.35)	(0.76)

Weighted average common shares used to compute basic and diluted net loss per share	2,280,547	4,127,243	7,540,849	19,208,345	26,093,554

Other Financial Data:
Net cash used in operating activities	(250,616)	(184,850)	(1,530,148)	(2,566,031)	(5,351,783)
Net cash used in investing activities	31,749	—	(102,981)	(189,191)	(764,479)
Net cash provided by financing activities	222,162	177,838	1,925,385	2,844,816	11,521,236

Balance Sheet Data:
Total Assets	$29,484	$1,335,242	$452,309	$719,551	$11,920,674

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years ended December 31, 2005, 2004 and 2003, respectively. The discussion should be read in conjunction with our audited consolidated financial statements and the notes related thereto which appear elsewhere in this report.

Overview

The Company is a video content aggregator, a technology provider and a distributor of video content to consumers connected to the public Internet. We are in the business of purchasing the rights to video/television content and delivering the video content to subscribers for a fee. Additionally, we anticipate being in the business of providing managed services for Internet network operators (carriers) and for major content producers, owners and distributors. We intend to continue expanding our market opportunity by delivering video services to all forms of devices capable of receiving an Internet Protocol (IP) data stream and having this data stream rendered into visible images on displays.

In January 2005, the Company launched its direct-to-the-consumer mobile video service. The Company provides its customers with access to high-quality video programming that is transmitted directly to its customers’ SmartPhone cellular handsets and to Wi-Fi enabled PDA devices. The Company believes that it is the only service provider who currently has subscribers on all of the major U.S. Cellular Carriers.

The Company provides demonstration accounts, where we have acquired the necessary video distribution rights, to viewers in more than 75 countries, operating on more than 200 carriers.

The Company believes it provides one of the most extensive collections of programming available in the mobile video industry. In general, the Company pays for the distribution rights on either a fixed-fee per subscriber, per month basis or on a revenue-sharing basis. Some of the content deals have minimum guarantees per month.

The Company licenses the distribution rights on either a “fixed-fee, per subscriber, per month” basis or on a revenue-sharing basis. These license fees are payable to the content owners, producers, or distributors for each respective channel. Licensee fees range from $0.04 per subscriber per month to $.50 cents on our subscription model. In the area of our Premium offerings we share at a rate of 50% of the net collected revenue model. The pricing is based on individual negotiations of the specific rights (including geographic and technology platforms), the amount and quality of the content, and the estimated appeal of the content to our current and prospective subscribers. For 2005, the majority of our revenue has come from a per subscriber, per month, fixed-fee arrangement. For 2006 and subsequent years, we are targeting a wide diverse subscriber base in the mobile entertainment industry.

Critical Accounting Policies and Estimates

The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company’s forecasts as to how these might change in the future. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and our Audit Committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis.”

The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations includes:

Revenue Recognition

The accounting related to revenue recognition in the digital media and multimedia broadcast industry is complex and affected by interpretations of the rules and an understanding of various industry practices, both of which are dynamic in nature and subject to change. As a result, revenue recognition accounting rules require us to make significant judgments.

We typically provide services to our business-to-business customers under volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain arrangements, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their preferential negotiated rates. From time-to-time, we lease hardware to our customers enabling them to facilitate a live broadcast. In certain situations, we may sell hardware to our resellers under the specific terms of our agreements with them.

Revenue is recognized as earned upon the delivery of service to our subscription-based customers. This is typically when a digital media or multimedia broadcast is viewed. Many of our subscription-based customers access our programming through the purchase of a monthly, semi-annual, or annual subscription fee for our mobile entertainment services.

Recent Accounting Pronouncements

See Note 2(S) to the consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 for a description of the new accounting pronouncements and their impact on the Company.

Valuation and Recoverability of Long-Lived Assets
See Note 2(L) to the consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 for a description of the valuation and recoverability of long-lived assets.

Income Taxes

We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits related to operating loss carryforwards, as realization of such deferred tax assets cannot be determined to be more likely than not likely.

Accounting for Stock-Based Compensation

We account for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  We have adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.  We account for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS No. 123.

Results of Operations

Year Ended December 31, 2005 compared to 2004

Revenues

Revenues for the year ended December 31, 2005 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers. Our revenues increased by approximately $80,000 from $118,733 in 2004 to $197,257 in 2005. This increase is primarily attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct-to-the-consumer.

Broadcast rights

Broadcast rights for the year ended December 31, 2005, are approximately $2,001,000 as compared to $0 for the same period in 2004. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs including amortization of $1,740,552 associated with acquiring the rights to deliver our mobile entertainment services.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $720,000 for the year ended December 31, 2005, as compared to the same period in 2004. As our industry and company continues to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and relying less on the use of consultants for discrete projects.

Consulting fees

Our consulting fees have decreased by approximately $596,000 for the year ended December 31, 2005, when compared to 2004. We have been experiencing a decrease in consulting fees primarily due to our ability to fill key positions with full-time employees instead of continuing to utilize outside consultants.

Professional Fees

Our professional fees increased approximately $1,213,000 for the year ended December 31, 2005, when compared to the same period in 2004. This increase is primarily attributable to additional professional fees incurred that were associated with our recent financing, the preparation of our registration statement related to the financing, litigation associated with the arbitration with Mr. Richard Seifert and KC Adventures, Inc., and litigation associated with the contentious proxy solicitation.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $415,000 for the year ended December 31, 2005, when compared to 2004 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Depreciation

Depreciation expense for the twelve months ended December 31, 2005, increased by approximately $231,000 when compared to the same period in 2004. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Settlement Expense

Our settlement expense increased by approximately $5,541,000, primarily as a result of the settlement on January 30, 2006, of a dispute relating to an advisory agreement with one of the Company’s consultants and also for the accrual of other loss contingencies. As a result of the settlement and other accruals, the Company has recorded a liability in the approximate amount of $5,541,000 as of December 31, 2005.

Non-cash, Stock-based Compensation

For the twelve months ended December 31, 2005, we have recorded approximately $4,326,000 as compared to $3,119,000 in 2004 in non-cash, stock-based compensation expense related to the issuance of these warrants reflecting the conclusion of the arrangements. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities, trade shows, and other general and administrative expenses. The increase in selling, general and administrative expenses in 2005 of approximately $1,449,000 when compared to 2004 is primarily due to costs associated with our participation in numerous trade shows and the extra costs attributable to our decision to develop a prominent presence in each of these events. Our focus is to create a presence in each of these events designed to extend and enhance the awareness of our brand, products and services to potential partners, distributors, and content owners. We have also incurred additional travel related and marketing costs associated with specialized consultants we have hired to assist us in this process.

Interest Expense

Interest expense for the twelve months ended December 31, 2005, was $930,000 as compared with $72,000 in 2004. Of this amount, $712,000 was attributable to the non-cash benefit conversion feature attributed to the issuance of warrants that were issued as additional consideration related to the convertible debt holders.

Year Ended December 31, 2004 compared to 2003

Revenues

Revenues consist typically of license fees from volume-based usage arrangements of our digital media and multimedia broadcast products and services, and under certain circumstances, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their negotiated rates. From time-to-time, we will lease hardware to our customers enabling them to facilitate a live broadcast. In certain situations, we may sell hardware to our resellers under the terms of our agreements with them. Our revenues increased by 87% from $63,451 in 2003 to $118,733 in 2004. The increase in revenues for the year ended December 31, 2004 of approximately $55,000 when compared to the same period in 2003 is primarily due to increases in the minutes viewed of digital media, special broadcast presentations and multimedia broadcasts and a pilot program developed for a prospective customer. The majority of our increase came from new customers that are not related parties.

Compensation and Benefits

Our compensation and benefits expenses increased by approximately $519,000 for the year ended December 31, 2004, as compared to the same period in 2003. This increase from $515,850 in 2003 to $1,034,951 in 2004 is attributable to our continuing efforts to fill key positions that will enable us to leverage our future prospects and growth.

Consulting Fees

Our consulting fees increased by approximately $315,000 for the year ended December 31, 2004, as compared to the same period in 2003. This increase from $641,752 in 2003 to $956,613 in 2004 is primarily attributable to specialized consulting services on new projects and expanded operational services on an ad hoc basis.

Professional Fees

Professional fees primarily include legal and audit related fees. The increase in professional fees of approximately $168,000 is primarily due to legal fees, incurred in connection with matters related to being a publicly-traded company, litigation, and costs related to content acquisition including negotiations and contract preparation or review.
Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $52,000 for the year ended December 31, 2004, when compared to 2003 is due to the moving of our hosting services from our facility to a third-party data center and additional variable costs associated with an increased volume of viewer minutes.

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

Amortization of Deferred Compensation

Amortization of deferred compensation consist of expenses associated with the issuance of shares to a former advisor prior to our November 2002 merger for services to be provided to us over a 24-month term ending in November 2004. We terminated this agreement in September 2003. For the year ended December 31, 2003, the entire amount of deferred compensation of $1,316,250 is from the amortization of these costs.

Interest Expense

Interest expense for the year ended December 31, 2004, consists of interest expense associated with various outstanding notes payable and represents an approximately $608,000 decrease in interest expense when compared to the same period in 2003. This decrease is primarily due to the holders of our convertible debt instruments exercising the right to convert the debt into equity. During the quarterly period ended March 31, 2003, we issued convertible promissory notes which resulted in our recognition of a beneficial conversion feature of $308,000 related to their issuance that was recognized as additional interest expense. No such issuances of convertible promissory notes occurred during the year ended December 31, 2004. Based on a review of the computation of the carrying value of our note payable to an entity owned by the spouse of a shareholder, a miscalculation regarding the accrued interest due on the note was discovered in the amount of approximately $37,900 in our favor. The adjustment for the correction of this miscalculation was taken prospectively during the quarterly period ended September 30, 2004. The principal and accrued interest on our two largest notes payable were paid in full as of December 31, 2004. We have received notice of additional late charges in the amount of $53,311 associated with the note payable to a related party. These late charges may be due but are in dispute as of December 31, 2004.

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

Going Concern

We have incurred recurring losses and negative cash flows since inception. As of and for the twelve months ended December 31, 2005, we had an accumulated deficit of approximately $39,953,756, a net loss of $19,740,274 and cash flows used in operations of approximately $5,351,783. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

Proceeds received from the March 2005 Private Placement along with the November and December issuance of Series A-1 Convertible Preferred Stock have been used to support the expenses associated with the market roll-out of our services, which include the acquisition of programming rights, marketing and sales initiatives, and further improvements to our technology, as well as increase staffing levels to support these marketing and technology efforts, all of which will adversely affect operating results until revenues from sales of our services reach a level at which operating costs can be supported. In our efforts to strengthen our marketing and sales initiatives for the distribution of our services, it is critical that we obtain distribution partners in order to begin generating revenues.

Cash flows generated from operating activities during 2005 were not sufficient to offset our operating expenditures. Our operations to date have been financed primarily through sales of our securities. We anticipate, based on our currently proposed plans and assumptions relating to operations, that the net proceeds from our recent financings, together with projected cash flow from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures through December 31, 2006. As a result, it will be necessary for us to secure additional financing to support our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

Debt Financing

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

Issuance of Convertible Promissory Notes

On October 19, 2005, we borrowed $200,000 from Michael E. Criden, Esq. and $200,000 from Glenn H. Singer and GHS Holdings Limited Partnership, a company controlled by Mr. Singer. Pursuant to the convertible promissory notes issued in connection with the loan, we are obligated to pay all principal and interest due under the note one-year from the date of the loan. Interest on the unpaid principal balance of the note accrues at a rate of 8% per annum.

In addition to receiving the convertible promissory notes, Mr. Criden and GHS Holdings Limited Partnership, a partnership controlled by Mr. Singer, each received a five-year warrant to purchase 66,667 shares of our common stock at an exercise price of $2.00 per share. Mr. Criden and GHS Holdings Limited Partnership were also granted certain piggy-back registration rights with respect to the shares of common stock underlying the convertible promissory notes and the warrants.

On November 10, 2005, GHS Holdings Limited Partnership loaned the Company an additional $150,000. In exchange for the loan, the Company issued to GHS Holdings Limited Partnership a convertible promissory note for $150,000 and a five-year warrant to purchase 50,000 shares at a purchase price of $2.00 per share. The note was payable in 90 days and the outstanding principal of the note accrued interest at 15% per year.

On November 21, 2005, the Company completed the first closing under the Securities Purchase Agreement dated as of October 31, 2005 among the Company and 60 accredited investors. Accordingly, on November 21, 2005, the convertible promissory notes were credited towards Mr. Criden’s and GHS Holdings Limited Partnership’s purchase price for the Preferred Stock issued in the Private Placement.

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

On December 2, 2005, the second closing of the sale of securities occurred pursuant to the SPA. Under the terms of the SPA, we received gross proceeds of $4,000,000 and issued to the Investors a total of 5,333,333 shares of Series A-1 Preferred Stock, five-year warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and five-year warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock.

Contractual Obligations and Commercial Commitments

	For The Years Ended December 31,
Contractual Obligations	Total	2006	2007	2008	2009	2010

Operating Lease Obligations	$463,330	$277,998	$185,332	$—	$—	$—
Broadcast Right	5,670,076	2,283,500	2,418,726	787,261	144,124	36,465
Total	$6,133,406	$2,561,498	$2,604,058	$787,261	$144,124	$36,465

Effects of Inflation and Foreign Currency Fluctuations

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended December 31, 2005.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See pages F-1 through F-34 appearing at the end of this report.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On March 8, 2004, Spicer Jeffries LLP (“Spicer”) informed the Company that Spicer had resigned as independent accountants for the Company because Spicer’s professional liability insurance coverage for public reporting companies was not renewed by its previous insurance carrier and Spicer was unable to obtain new insurance coverage for public registrants. For each of the interim periods from January 1, 2003 through March 8, 2004, there were no disagreements with Spicer on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Spicer, would have caused Spicer to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements for such years. Effective March 9, 2004, the Company retained Sherb & Co. LLP as its independent registered public accounting firm. The Company has authorized Spicer to respond fully to the inquiries, if any, of Sherb & Co. LLP.

Item 9A. Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of Richard E. Bennett, Jr., our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005.

The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including Richard E. Bennett, Jr., to allow timely decisions regarding required disclosure. The purpose of internal controls is to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable rather than absolute assurance that the objectives of the control system are met. The design of a control system must also reflect the fact that there are resource constraints, with the benefits of controls considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud (if any) within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that simple errors or mistakes can occur. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our internal controls are evaluated on an ongoing basis by personnel in our organization. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Material weaknesses are particularly serious conditions where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, subject to the limitations noted above, both our disclosure controls and procedures and our internal controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and that information required to be disclosed by us in these periodic filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information

Not applicable.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The following sets forth certain biographical information concerning our current directors and executive officers:

Name	Position	Age

Richard E. Bennett, Jr.	Director, Chief Executive Officer and Interim Chief Financial Officer	46

Michael E. Criden	Director, Member of the Nominating Committee, Member of the Compensation Committee, Member of the Audit Committee	46

David R. Ross	President	56

Glenn H. Singer	Director, Chairman of the Board, Member of the Audit Committee, Member of the Compensation Committee, Member of the Nominating Committee	47

Justin A. Stanley, Jr.	Director, Member of the Compensation Committee, Member of the Audit Committee, Member of the Nominating Committee	57

Ronald A. Warren	Corporate Secretary, Vice President of Investor Relations and Corporate Communications	51

Richard E. Bennett, Jr. has been an officer and director of the Company since November 2002 and presently serves as its Chief Executive Officer. Since June 15, 2005 Mr. Bennett has served as the Company’s interim Chief Financial Officer. From November 2002 to February 28, 2006, Mr. Bennett served as the Company’s President. From May 2004 through February 2004, Mr. Bennett has also served as the Chief Financial Officer of the Company. Mr. Bennett has been an officer and director of the Company’s wholly owned subsidiary, (OVT, Inc. d/b/a/ SmartVideo) since September 2000. Prior to founding SmartVideo in September 2000, Mr. Bennett served as a consultant and advisor to early stage growth companies. Prior to January 2000, Mr. Bennett was employed by BARCO, N.V. where he served in a variety of capacities over a nine-year period, including Product Manager, Sales Executive, Quality Assurance Manager, and Customer Support Manager.

Michael E. Criden has been a director of the Company since November 2005. From 1994 to the present Mr. Criden has been a partner with Hanzman & Criden, P.A., a South Florida law firm that devotes much of its practice to class action and complex commercial litigation. Mr. Criden has been a practicing attorney for the past 18 years. Mr. Criden received a Bachelor of Science degree from Florida International University in 1984 and obtained a doctorate of jurisprudence with honors from the University of Miami in 1987.

David R. Ross was elected President on February 28, 2006. From October 1994 to February 2006, Mr. Ross served in various capacities at Clear Channel Communications, Inc., a diversified media company involved in radio broadcasting, outdoor advertising and live entertainment. From October 2003 to February 2006, Mr. Ross served as a Regional Vice-President and was responsible for managing a division of Clear Channel consisting of 25 radio properties grossing in excess of $82 million annually.

Glenn H. Singer has been a director of the Company since November 2005 and has been the Chairman of the Board since December 7, 2005. From 1997 to the present, Mr. Singer has been a private investor in numerous ventures and is currently the Mayor of the town of Golden Beach located in South Florida. From 1991 to 1997, Mr. Singer was a co-founder and Executive Vice-President of National Business Solutions, Inc., a professional employer organization that was sold to Paychex, Inc., a provider of payroll, human resource and benefits solutions, in 1996. Mr. Singer is a graduate of Florida State University and is a CPA.

Justin A. Stanley, Jr. has been a director of the Company since July 2005. Mr. Stanley is currently a Managing Principal and the Chief Financial Officer of The Staubach Company, Midwest Division, positions he has held since October 2000. He has over 15 years experience in real estate finance, development, and property management. Between 1997 and 2000, he served as Chief Financial Officer and principal of McCaffery Interests, Inc., a real estate development company primarily specializing in retail development. While at McCaffery, the Company developed and/or redeveloped projects with a combined cost of over $400 million. Before joining the real estate industry, Mr. Stanley spent one-year trading at the Chicago Mercantile Exchange and eight years at Arthur Andersen & Co. in the audit division. He is a graduate of Dartmouth College, received an M.B.A. from the University of Chicago and is a CPA. Mr. Stanley is also on the board of The Children’s Care Foundation and the Chicago Platform Tennis Charities, Inc.

Ronald A. Warren joined SmartVideo in December 2003 as Vice President of Investor Relations and Corporate Communications and was elected as Secretary of the Corporation in September 2004. Mr. Warren is a senior level communications professional with a broad background in financial, technical and regulatory issues. His experience includes communications for high growth publicly held companies, national and multicultural audiences. He is a published author of “How to Create a Successful Annual Report” and a frequent guest speaker at national and local industry events. Prior to joining SmartVideo, from 2002 to 2003, Mr. Warren was Director of Investor Relations and Corporate Communications at Beazer Homes USA, Inc. From 1994 to 2002, Mr. Warren was Director of Investor Relations, Corporate Communications and Assistant Secretary of Theragenics Corporation. Mr. Warren is an active member of the National Investor Relations Institute (NIRI) and served as the Atlanta Chapter President from 2002 to 2003.

Key Employees

William R. Dunavant, 53, serves as Executive Vice President, New Business Development and has been a manager of SmartVideo since October 2002. Between January 2002 and September 2002, Mr. Dunavant served as the President of Seamless Technologies, Inc., a business solutions provider that designs and develops integrated applications to support complex business solutions. From 1999 through 2001, Mr. Dunavant was an independent business consultant developing marketing and sales strategies, offering one-on-one business advice, and management consulting to small and mid-sized firms.

Scott Hughes, 36, Vice President of Engineering, joined SmartVideo in March 2001 and is responsible for product design, scope, and development of our services, including the development of multiple new video and rich media communications services and supporting architecture. From 1996 to 2001, Mr. Hughes was Director of Network and Security Consulting Services at Redmond Technology Partners, a Seattle-based consulting group, whose clients included Microsoft, Infospace, VoiceStream and Western Wireless. Mr. Hughes has held various management and technology positions with Comnet Cellular/Verizon, BellSouth and Turner Entertainment Group’s Worldwide Information Technology Services.

Audit Committee Financial Expert

The Board of Directors has an Audit Committee, which is comprised of Michael Criden, Glenn Singer and Justin Stanley. The board of directors has examined the composition of the Audit Committee in light of the listing standards of the Nasdaq stock market and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the board of directors has determined that each of the Audit Committee members is an “independent” director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. Each of the Audit Committee members qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the Securities and Exchange Commission.

Director Compensation

At the Board of Directors meeting held on December 7, 2005, the Board of Directors adopted a director compensation policy that provides the framework to compensate our independent directors for their service. Each board member will receive an option to purchase 250,000 shares of our common stock upon their joining the board. For attendance at Board of Director meetings, each director will be entitled to receive $500 for each telephonic meeting and $1,500 plus reasonable reimbursable expenses for each meeting attended in person. For service on our committees, each committee member will receive an additional option to purchase 25,000 shares of our common stock per committee per year. The Chairman of each committee will also receive an additional option to purchase 10,000 shares of our common stock for service as the Chairman of each committee. Additionally, the Chairman of the Board will receive an option to purchase 25,000 shares of our common stock annually. These options will vest quarterly over the subsequent 12 months. In the unlikely event that a director is unable to fulfill his entire term as a board member, there will be a pro rata allocation of the options earned through the date of termination in accordance with the terms of the option agreements.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid during fiscal years ended December 31, 2003, 2004 and 2005, to the persons who served as our Chief Executive Officers, and all other executive officers, whose total annual salary and bonus exceeded $100,000 during 2005 (collectively, the “Named Executives”):

	Annual Compensation			Long-term Compensation Awards

Name	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)

Richard E. Bennett, Jr.	2005	75,000	—	—	—	—	—
	2004	75,000	—		—	—	—
	2003	78,125	—		—	—	—

Ronald A. Warren	2005	72,020
	2004	72,020	—	53,500(1)	—	100,000	—
	2003	6,003	—	—	—	—	—

(1) Represents the difference between the market value of the stock, as reported on the Over-the-Counter Bulletin Board on the date of grant, September 1, 2004 ($2.07) and the exercise price of the option ($1.00).

 Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for the Named Executives held by them at December 31, 2005. None of the Named Executives exercised any options during fiscal year 2005.

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In the Money Options at December 31, 2005(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard E. Bennett, Jr.	—	—	$ —	—

Ronald A. Warren	—	100,000	$ —	$ 363,500
______________________

(1) Based on the difference between the option’s exercise price and a closing price of $5.26 for the underlying common stock on December 30, 2005 (our last business day of fiscal year 2005) as reported by the Over-the-Counter Bulletin Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than ten percent (10%) of our common stock (each, a "Reporting Person") to file reports of ownership and changes of ownership with the SEC. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) of the Exchange Act during fiscal year ending December 31, 2005, the Company believes that each Reporting Person complied with all applicable filing requirements during its fiscal year ended December 31, 2005.

Item 11. Executive Compensation

The following table discloses the compensation earned or received by the Company’s Chief Executive Officer during the fiscal years ended December 31, 2003, 2004 and 2005. No other executive officer of the Company earned or received in excess of $100,000 during the past three fiscal years.

	Annual Compensation			Long-term Compensation Awards

Name	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Richard E. Bennett, Jr.	2005	75,000
	2004	75,000	—	—	—	—	—
	2003	78,125	—	—	—	—	—

Ronald A. Warren	2005	72,020
	2004	72,020	—	53,500(1)	—	100,000	—
	2003	6,003	—	—	—	—	—
______________________

(1) Represents the difference between the market value of the stock, as reported on the Over-the-Counter Bulletin Board on the date of grant, September 1, 2004 ($2.07) and the exercise price of the option ($1.00).

The Board of Directors may increase the compensation paid to the Company's officers depending upon the results of the Company's future operations.

Employment Agreements

Employment Agreement with Richard E. Bennett, Jr. His employment agreement provided for an initial base salary of $75,000 and was increased to $150,000 on January 19, 2006, with subsequent increases as determined by our Board of Directors. The employment agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in employee benefits applicable to our employees and executives, as well as for the provision of an automobile allowance of up to $650 per month in any month in which we are profitable and other fringe benefits commensurate with his duties and responsibilities and for benefits in the event of disability. Pursuant to the employment agreement, employment may be terminated by us with cause or by the executive with or without good reason. Termination by us without cause or by the executive for good reason would subject us to liability for liquidated damages in an amount equal to six months of the current salary of the terminated executive as of the date of termination.

Agreement with David R. Ross. On February 28, 2006, we entered into an employment agreement with Mr. Ross, pursuant to which he will serve as the Company’s President for a period of two years. Mr. Ross is entitled to a base salary of $200,000 per annum, which may be increased at the discretion of the Compensation Committee of the Board of Directors. We also granted Mr. Ross an incentive stock option to purchase an aggregate of 476,190 shares of the Company’s common stock and a non-qualified stock option to purchase an aggregate of 523,810 shares of the Company’s common stock. The incentive stock option and the non-qualified stock option are each exerciseable at $2.10 per share for a period of 10 years from the date of grant. The incentive stock option vests at the following percentages and at the following times: (1) 10% of the shares vested on February 28, 2006, and (2) 10% of the shares vest on each anniversary date thereafter for the succeeding nine years. The non-qualified stock option vests in the following percentage and at the following times: (1) 50% of the shares vest on February 28, 2006, and (2) the balance of the shares vest on February 28, 2007. We have agreed to reimburse Mr. Ross the rental costs of an apartment or condominium unit in Atlanta, Georgia, in an amount not to exceed $1,500 per month. The employment agreement made with Mr. Ross may be terminated with or without “cause” (as defined in the agreement) and contains customary non-competition, confidentiality and indemnification provisions. If the employment agreement is terminated by us without cause or by Mr. Ross with advance “Notice of Termination,” a pro rata portion of Mr. Ross’ unvested options will vest immediately. If the employment agreement is terminated by the Company with cause or by Mr. Ross without advance Notice of Termination, then Mr. Ross forfeits the options that have not vested as of the date of termination or resignation.

Employment Agreement with Ronald A. Warren. We entered into an employment agreement with Ronald A. Warren on December 9, 2003. The employment agreement provides for an initial base salary of $72,020 with subsequent increases as determined by our Board of Directors. The employment agreement provides, among other things, for participation in employee benefits applicable to our employees and executives. Pursuant to the employment agreement, employment may be terminated by us or by Mr. Warren with or without cause. The agreement also provided for the grant of 25,000 stock options.

Consultant Compensation

In November 2004, the Company entered into agreements with CFO Solutions LLC, a former consultant,  to pay the consultant in common stock and warrants for services to the Company over a two-year period.  Pursuant to the agreements, the Company issued to the consultant 400,000 units, each of which consisted of one share of common stock and two 1/4 warrants to purchase common stock with excercise prices of $1.50 per share and $2.00 per share. The Company also issued to the consultant a warrant to purchase 1,739,130 units at $1.00 per unit, with each unit consisting of one share of common stock and two 1/4 warrants to purchase common stock at $1.50 per share and $2.00 per share.   The warrants also contain a cashless exercise provision.  In addition, the Company granted the consultant certain piggy-back registration rights that applied to the Company's recent registration statement declared effective by the SEC on February 10, 2006.  However, the Company did not include the consultant's common stock or shares underlying the warrants in the registration statement.  The Company is attempting to reduce the amount of equity compensation paid to the consultant for the services provided to the Company.

On January 30, 2006, the Company entered into a settlement agreement with Mr. Richard Seifert and KC Ventures, Inc. (collectively, the “Claimants”). The Claimants had alleged that they had earned or would have earned compensation under two agreements with the Company in excess of $10 million for providing customers and content to the Company. The Claimants also contended that they had earned fees under an advisory agreement in excess of $1 million and certain stock options as a result of raising capital for the Company. Pursuant to the terms of the settlement agreement, the Company issued 800,000 shares of Series A-1 Convertible Preferred Stock (“Preferred Stock”) to Mr. Seifert and 200,000 shares of Preferred Stock to his attorneys, Frank, Rosen, Snyder & Moss, L.L.P., in exchange for the Claimants agreeing to dismiss their pending arbitration with prejudice and to exchange mutual releases with the Claimants. The Company also granted certain piggy-back registration rights to the claimants with respect to the shares of common stock underlying the Preferred Stock issued to them.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

The following table sets forth information with respect to the exercised and unexercised options to purchase shares of common stock for the Named Executives held by them at December 31, 2005. None of the Named Executives exercised any options during fiscal year 2005.

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In the Money Options at December 31, 2005(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard E. Bennett, Jr.	—	—	$—	$—

Ronald A. Warren	—	100,000	$—	$363,500
______________________

(1)   Based on the difference between the option's exercise price and a closing price of $5.26 for the underlying common stock on December 30, 2005 (our last business day of fiscal year 2005) as reported by the Over-the-Counter Bulletin Board.

The Board of Directors of the Company adopted the 2005 Plan effective January 3, 2006 to provide incentives to attract and retain individuals performing services for the Company. The 2005 Plan allows for the issuance of up to 10,000,000 shares of the Company’s common stock. The Company is submitting the 2005 Plan for the stockholders’ consent. As of December 31, 2005, no options have been granted under the 2005 Plan.

Compensation of Board of Directors

At the Board of Directors meeting held on December 7, 2005, the Board of Directors adopted an independent director compensation policy that provides the framework to compensate our directors for their service. Each board member will receive an option to purchase 250,000 shares of our common stock upon their joining the board. For attendance at Board of Director meetings, each director will be entitled to receive $500 for each telephonic meeting and $1,500 plus reasonable reimbursable expenses for each meeting attended in person. For service on our committees, each committee member will receive an additional option to purchase 25,000 shares of our common stock per committee per year. The Chairman of each committee will also receive an additional option to purchase 10,000 shares of our common stock for service as the Chairman. Additionally, the Chairman of the Board will receive an option to purchase 25,000 shares of our common stock annually. These options will vest quarterly over the subsequent 12 months. In the unlikely event that a director is unable to fulfill his entire term as a board member, there will be a pro rata allocation of the options earned through the date of termination in accordance with the terms of the option agreements.

During the year ended December 31, 2005, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Corporate Governance

Pursuant to the Company’s Bylaws and Delaware General Corporation Law, the Company’s business, property and affairs are managed under the direction of the Company’s Board of Directors. Members of the Board of Directors are kept informed of the Company’s business through discussions with the Chief Executive Officer and other senior officers, by reviewing materials provided to them and by participating in meetings of the Board of Directors and its committees.

Of the four current members of the Board of Directors of the Company, Michael Criden, Glenn Singer and Justin Stanley are “independent” as such term is defined by the applicable listing standards of the Nasdaq Stock Market.

The Board of Directors held seven formal meetings in 2005, and each director who served as a director during 2005 attended more than 75% of the meetings of the Board of Directors and the committees on which he served. The Board of Directors also took action during the year by Unanimous Written Consent on 22 occasions.

The Board of Directors has the following three committees: (1) Audit, (2) Compensation and (3) Nominating. The Board of Directors has adopted a written charter for each of these three committees. The committee charters are posted in the Corporate Governance section of our company Website: http://www.smartvideo.com.

The Board of Directors has also adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers (including our Chief Executive Officer and our Chief Financial Officer) and employees. Our Code of Business Conduct and Ethics is posted in the Corporate Governance section of our Company Website: http://www.smartvideo.com. If, in the future, we should amend our Code of Business Conduct and Ethics or grant a waiver to our Chief Executive Officer, Chief Financial Officer or principal accounting officer with respect to our Code of Business Conduct and Ethics, then we will post the amendment or description of the waiver in the Corporate Governance section of Company Website.

Nominating Committee

The Board of Directors has a Nominating Committee, which is comprised of Justin Stanley, Glenn Singer and Michael Criden. The Nominating Committee makes recommendations to the Board of Directors regarding the size and composition of the Board of Directors, establishes and recommends criteria for the selection of new directors and recommends candidates for the election to the Board of Directors. Each member of the Nominating Committee is “independent” as such term is defined by the applicable listing standards of the Nasdaq Stock Market.

The Nominating Committee will seek individuals with a variety of experience, including chief executive officers, entrepreneurs, independent business owners, licensed attorneys and certified public accountants. Additionally, the Board of Directors is expected to have some members with specialized skills in the streaming media industry, including individuals with strong technical backgrounds. In addition to such specialized skills and backgrounds, the Nominating Committee will seek individuals of high ethical character who share in the values of the Company. Absent special circumstances, the Nominating Committee is generally of the view that the continuing service of qualified incumbent directors promotes stability and continuity in the board room, giving the Company the benefit of the familiarity and insight into the Company’s affairs that the directors have accumulated during their tenure, while contributing to the ability of the Board of Directors to work as a collective body. Accordingly, it is the general policy of the Nominating Committee, absent special circumstances, to nominate qualified incumbent directors who the members of the Nominating Committee believe will continue to make important contributions to the Company.

Compensation Committee

The Board of Directors has a Compensation Committee, which is comprised Glenn Singer, Justin Stanley and Michael Criden. The Compensation Committee is responsible for reviewing and approving the executive compensation program for the Company, assessing executive performance, making grants of salary and annual incentive compensation and approving certain employment agreements. Each member of the Compensation Committee is an “independent” director, as such term is defined by the applicable listing standards of the Nasdaq Stock Market. The Compensation Committee was not formed until December 7, 2005. The Compensation Committee held zero meetings during the fiscal year ended December 31, 2005.

Audit Committee

The Board of Directors has an Audit Committee, which is comprised of Glenn Singer, Michael Criden, and Justin Stanley. The Audit Committee assists the Board of Directors in monitoring the financial reporting process, the internal control structure and the independence and performance of the internal audit department and the independent public accountants. Its primary duties are to serve as an independent and objective party to monitor the Company’s financial process and the internal control system, to review and appraise the audit effort of the Company’s independent accountants and to provide an open avenue of communication among the independent accountants, financial and senior management of the Company and the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee.

During the year, the Board of Directors examined the composition of the Audit Committee in light of the listing standards of the Nasdaq Stock Market and the regulations under the Exchange Act applicable to audit committees. Based upon this examination, the Board of Directors determined that each of the Audit Committee members is an “independent” director within the meaning of such listing standards and the Exchange Act and the rules and regulations thereunder. Each of the Audit Committee members qualifies as an “audit committee financial expert” as that term is defined in applicable regulations of the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects, as of March 10, 2006, the beneficial common stock ownership of: (i) each of our directors, (ii) each person known by us to be a beneficial holder of 5% or more of our common stock, (iii) each Named Executive, and (iv) all of our executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (8)	Percentage Shares Beneficially Owned (1)(10)
Richard E. Bennett, Jr. (2)	4,000,000	9.5%
William R. Dunavant (3)	3,900,000	9.3%
Robert J. Walters (4)	3,866,500	9.2%
Wachovia Corporation	2,740,900	6.5%
Michael E. Criden(5)	2,421,251	5.8%
Glenn H. Singer(6)	3,002,500	7.2%
Justin A. Stanley(7)	463,291	1.1%
David Ross (8)	309,524	*
Ronald A. Warren	62,500	*
All directors and executive officers as a group (6 persons)	10,259,066	24.5%
* Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 10, 2006, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 41,940,010 shares of Capital Stock outstanding (including 3,973,331 shares of common stock underlying the Series A-1 Convertible Preferred Stock as of March 10, 2006.

(2)	Represents 4,000,000 shares held by a trust for the benefit of Richard E. Bennett, Jr.

(3)	Represents 3,900,000 shares held by a trust for the benefit of William R. Dunavant.

(4)	Includes 2,866,500 shares owned directly by Robert J. Walters and 1,000,000 shares held by a trust for the benefit of Robert J. Walters.

(5)
Represents 966,667 shares of common stock into which Mr. Criden’s shares of the Series A-1 Convertible Preferred Stock are convertible, six warrants to purchase an aggregate of 1,308,334 shares of common stock at exercise prices ranging from $1.75 per share to $2.00 per share, and options to purchase 335,000 shares of common stock at exercise prices ranging from $1.20 per share to $5.15 per share, of which options to purchase 146,250 shares are exercisable within 60 days of March 10, 2006.

(6)
Represents 1,200,000 shares of common stock into which Mr. Singer’s shares of the Series A-1 Convertible Preferred Stock are convertible, seven warrants to purchase an aggregate of 1,650,000 shares of common stock at exercise prices ranging from $1.75 per share to $2.00 per share, and options to purchase 360,000 shares of common stock at exercise prices ranging from $1.20 per share to $5.15 per share, of which options to purchase 152,500 shares are exercisable within 60 days of March 10, 2006. The warrants are issued in the name of GHS Holdings Limited Partnership, a company that Mr. Singer controls.

(7)
Represents 166,113 shares of common stock held by Mr. Stanley, three warrants to purchase 25,928 shares of common stock at an exercise price of $0.75 per share, options to purchase 335,000 shares of common stock at exercise prices ranging from $0.90 per share to $5.15 per share, of which options to purchase 271,250 shares are exercisable within 60 days of March 10, 2006, and 10,000 shares of common stock held in a custodial account for his children.

(8)	Represents options to purchase 309,524 shares of common stock which are exercisable at $2.10 per share within 60 days of March 10, 2006.

(9)	Does not include the following shares issuable in accordance with the Stock Exchange Agreement dated November 26, 2002 but unissued:

Common Shares Issuable

Richard E. Bennett, Jr.	305,555
Robert J. Walters	305,556
William R. Dunavant	305,555
Total	916,666

Item 13. Certain Relationships and Related Transactions

We had a $325,000 note payable to an entity owned by the spouse of Robert J. Walters, (a former holder of more than 10% of our common stock) bearing interest at 8% with principal and interest payments due as follows: $75,000 within 30 days of the funding of a public offering of our securities, monthly principal payments of $50,000 thereafter plus accrued interest beginning 30 days after the initial payment of $75,000. As of December 31, 2004, the principal and interest of this note payable was paid in full. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due but are in dispute as of the date of this report.

Michael P. Walsh, our former Chief Financial Officer who resigned on June 15, 2005, is a member of Forté, one of our stockholders and the finder in connection with our March 2005 Private Placement. Forté Capital Partners, LLC received (i) a finder’s fee of $238,725 in cash and (ii) a warrant to purchase up to 417,000 shares of our common stock at $0.75 per share (after giving effect to the provisions in the warrant agreement regarding the adjustment of the exercise price and number of shares issuable in as a result of the Private Placement that closed on October 31, 2005, in which we sold shares of our Convertible Preferred Stock at a price of $0.75 per share). Forté agreed to invest $1,140,000 in two traunches, the first being $400,000 on March 29, 2005 and the remaining balance no fewer than 3 days prior to the registration statement going effective, or in the case that the registration does not go effective, by November 1, 2005, to acquire up to a total of 506,667 shares of common stock and warrants to purchase 253,334 shares of common stock at $3.50 per share. We have not received the funds owed to us for these shares and warrants to date. On December 14, 2005, we delivered notice to Forté Capital Partners LLC notifying them of our decision to cancel this obligation and right to purchase these shares in accordance with the terms and conditions of Amendment No. 1 to the Securities Purchase Agreement dated as of March 29, 2005 between Forté Capital Partners, LLC and the Company.

On July 18, 2005, Justin A. Stanley was appointed a member of the Board of Directors of the Company. On such date, he received options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.90. The options expire on July 17, 2015. Options to purchase 125,000 shares are vested and the remainder of the options vest in two equal quarterly installments of 62,500 shares each commencing on April 18, 2006.

On August 12, 2005, the Company borrowed $225,000 from Justin A. Stanley, Jr. Pursuant to the promissory note issued in connection with the loan, the Company was obligated to pay all principal and interest due under the note by no later than September 12, 2006. Interest on the unpaid principal balance of the note accrued at a rate equal to the fluctuating prime lending rate of LaSalle Bank, N.A., Chicago, Illinois, as such rate was in effect less one hundred basis points. The principal amount of this note was repaid to Mr. Stanley on November 22, 2005.

On September 26 and October 19, 2005, Michael E. Criden and Glenn H. Singer and GHS Holdings Limited Partnership, a company controlled by Mr. Singer, loaned the Company a total of $600,000. In exchange for the loans, the Company issued convertible promissory notes and warrants to each of Messrs. Criden and Singer and GHS Holdings Limited Partnership. The notes were payable one-year from the date of each loan. Interest accrued on the outstanding principal amount of each note at the rate of 8% per annum. If the Company completed a financing of at least $2.5 million from the sale of equity securities prior to the maturity date of each of the notes, the principal amount of each note converted into shares or units of the equity securities sold in such financing at a per share sale price or unit price equal to the per share sale price or unit price of the financing. In addition to receiving the convertible notes, GHS Limited Partnership and Mr. Criden each received five-year warrants to purchase a total of 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share. They were also granted certain piggy-back registration rights with respect to the shares of common stock underlying the warrants.

On November 10, 2005, GHS Holdings Limited Partnership loaned the Company an additional $150,000. In exchange for the loan, the Company issued to GHS Holdings Limited Partnership a convertible promissory note for $150,000 and a five-year warrant to purchase 50,000 shares at a purchase price of $2.00 per share. The note was payable in 90 days and the outstanding principal of the note accrued interest at 15% per year.

On November 21, 2005, the Company completed the first closing under the Securities Purchase Agreement dated as of October 31, 2005 among the Company and 60 accredited investors, including Messrs. Criden and Singer and GHS Holdings Limited Partnership. Under the terms of the Securities Purchase Agreement, the Company received gross proceeds of $4,000,000 and issued to the investors a total of 5,333,333 shares of Preferred Stock, five-year warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and five-year warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock. Mr. Criden acquired 483,333 shares of Preferred Stock and warrants to purchase 483,333 shares of common stock at $1.75 per share and 120,833 shares of common stock at $2.00 per share. The loans provided to the Company by Mr. Criden were credited toward the purchase price for the Preferred Stock and warrants issued. The remaining $62,500 of the purchase price was paid in cash. GHS Holdings Limited Partnership received 600,000 shares of Preferred Stock and warrants to purchase 600,000 shares of common stock at $1.75 per share and 150,000 shares of common stock at $2.00 per share. The loans provided to the Company by Mr. Singer and GHS Holdings Limited Partnership were credited toward the purchase price for the Preferred Stock and warrants issued. The remaining $150,000 of the purchase price was paid in cash.

On December 2, 2005, the investors waived the conditions to complete the second closing under the Securities Purchase Agreement. In connection with the second closing, the Company received gross proceeds of $4,000,000 and issued to the investors an additional 5,333,333 shares of Preferred Stock, five-year warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and five-year warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock. Mr. Criden acquired 483,334 shares of Preferred Stock and warrants to purchase 483,334 shares of common stock at $1.75 per share and 120,834 shares of common stock at $2.00 per share for a purchase price of $362,500, which was paid in cash. GHS Holdings Limited Partnership received 600,000 shares of Preferred Stock and warrants to purchase 600,000 shares of common stock at $1.75 per share and 150,000 shares of common stock at $2.00 per share for a purchase price of $450,000, which was paid in cash.

Item 14.  Principal Accountant Fees and Services

The following table represents fees for professional services rendered by Sherb & Co. LLP and Spicer Jeffries LLP billed to us for the audit of our annual financial statements for the years ended December 31, 2005 and 2004, respectively, and fees for other services during those periods.

Type of Fees	2005	2004
Audit Fees	$34,500	$39,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$34,500	$39,000

Audit Fees

We incurred the following fees to Sherb & Co. LLP, our independent auditors, for services rendered for the year ended December 31, 2005, and Spicer Jeffries for services rendered for the year ended December 31, 2004, a total of (i) $7,500 incurred in fiscal 2004 for the audit of our financial statements for fiscal 2004 and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-QSB for the year ended December 31, 2004, and (ii) an additional $31,500 incurred in fiscal 2004 to complete the audit and review work for the year ended December 31, 2003, which was billed by Sherb & Co. LLP.

Audit Related Fees

There were no additional fees for 2005 and 2004 billed to us by Sherb & Co. LLP and Spicer Jeffries LLP for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above.

Tax Fees

There were no additional fees for 2005 and 2004 billed to us by Sherb & Co. LLP for tax services.

All Other Fees

There were no additional fees for 2005 and 2004 billed to us by Sherb & Co. LLP for products and services rendered, other than as described above.

Auditor Pre-Approval Policies

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

•
Second, if any new "unlisted" services are proposed during the year, the Audit Committee will review each proposed individual engagement. From and after the effective date of the Commission's rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent auditors, the Audit Committee had pre-approved all audit and permissible non-audit services provided by Sherb & Co. LLP, since its engagement as our principal independent accountants. The Audit Committee gives due consideration to the potential effect of non-audit services on maintaining Sherb & Co. LLP’s audit independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Consolidated Financial Statements.

The following consolidated financial statements of SmartVideo are filed as part of this report:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Operations - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders' Deficit - Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flow - Years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule

All schedules required by applicable SEC regulations are either not required under the related instructions, are inapplicable or the required information has been included in the Consolidated Financial Statements and therefore such schedules have been omitted.

(3) Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2001.

3.2	Certificate of Amendment to Certificate of Incorporation, incorporated by refered from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2006.

3.2	Bylaws, as amended, of the Company, incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

3.3
Series A-1 Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of the State of Delaware, incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on November 4, 2005 (the “November 2005 Form 8-K”).

4.1
Form of Securities Purchase Agreement, dated as of March 29, 2005, incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.2	Form of Subscription Agreement, dated as of December 31, 2004, incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.3
Form of Registration Rights Agreement, dated as of March 29, 2005, incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.4
Form of Registration Rights Agreement, dated as of December 31, 2004, incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.5
Registration Rights Agreement, dated as of November 29, 2004, between SmartVideo Technologies, Inc. and Interim CFO Solutions LLC, incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.6	Form of Registration Rights Agreement, incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

4.7
Amendment No. 1 dated March 29, 2005 to Securities Purchase Agreement, between SmartVideo Technologies, Inc. and Forté Capital Partners, LLC, incorporated by reference from Exhibit 4.7 to the Registrant’s May 2005 Registration Statement on Form SB-2.

4.8
Form of warrant issued to each purchaser in the March 2005 Private Placement, incorporated by reference from Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.9
 Form of warrant issued to each purchaser in the December 2004 Private Placement, incorporated by reference from Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.10
Warrant issued to Interim CFO Solutions LLC to purchase 100,000 shares of common stock at $1.50 per share, incorporated by reference from Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.11
Warrant issued to Interim CFO Solutions LLC to purchase 100,000 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.12
Warrant issued to Interim CFO Solutions LLC to purchase 1,739,130 units, incorporated by reference from Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.13
Form of warrant issued to Interim CFO Solutions LLC to purchase 434,783 shares of common stock at $1.50 per share, incorporated by reference from Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.14
Form of warrant issued to Interim CFO Solutions LLC to purchase 434,783 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.15
Warrant issued to Trilogy Capital Partners, Inc. to purchase 150,000 shares of common stock at $4.30, incorporated by reference from Exhibit 4.15 to the Registrant’s May 2005 Registration Statement on Form SB-2.

4.16
Warrant issued to Trilogy Capital Partners, Inc. to purchase 275,000 shares of common stock at $5.00, incorporated by reference from Exhibit 4.16 to the Registrant’s May 2005 Registration Statement on Form SB-2.

4.17
Warrant issued to Trilogy Capital Partners, Inc. to purchase 375,000 shares of common stock at $5.50,m incorporated by reference from Exhibit 4.17 to the Registrant’s May 2005 Registration Statement on Form SB-2.

4.18
Warrant issued to Trilogy Capital Partners, Inc. to purchase 450,000 shares of common stock at $6.50, incorporated by reference from Exhibit 4.18 to the Registrant’s May 2005 Registration Statement on Form SB-2.

4.19
Securities Purchase Agreement dated as of October 31, 2005 among the Registrant and the investors listed on the Schedule of Buyers, incorporated by reference from Exhibit 10.1 of the November 2005 Form 8-K.

4.20	Registration Rights Agreement entered into as of October 31, 2005 among the Registrant and the investor signatory thereto, incorporated by reference from Exhibit 10.2 to the November 2005 Form 8-K.

4.21	Form of $1.75 warrant issued to each purchaser in the October 2005 Private Placement, incorporated by reference from Exhibit 4.2 of the November 2005 Form 8-K.

4.22	Form of $2.00 warrant issued to each purchaser in the October 2005 Private Placement, incorporated by reference from Exhibit 4.1 of the November 2005 Form 8-K.

4.23	Warrant issued to Glenn Singer to purchase 33,333 shares of common stock at $2.00 per share, incorporated by reference by Exhibit 10.5 to the November 2005 Form 8-K.

4.24	Warrant issued to Michael E. Criden to purchase 33,333 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 10.7 to the November 2005 Form 8-K.

4.25	Warrant issued to GHS Holdings Limited Partnership to purchase 66,667 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 10.9 to the November 2005 Form 8-K.

4.26	Warrant issued to Michael E. Criden to purchase 66,667 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 10.11 to the November 2005 Form 8-K.

10.1	Convertible Promissory Note dated September 26, 2005 issued to Glenn Singer, incorporated by reference from Exhibit 10.4 to the November 2005 Form 8-K.

10.3	Convertible Promissory Note issued to Michael E. Criden dated September 26, 2005, incorporated by reference from Exhibit 10.6 to the November 2005 Form 8-K.

10.5	Convertible Promissory Note dated October 19, 2005 issued to GHS Holdings Limited Partnership, incorporated by reference from Exhibit 10.8 to the November 2005 Form 8-K.

10.7	Convertible Promissory Note dated October 19, 2005 issued to Michael E. Criden, incorporated by reference from Exhibit 10.10 to the November 2005 Form 8-K.

10.9	Waiver of Second Closing Conditions under the Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the December 2005 Form 8-K.

10.10
Settlement Agreement, dated January 30, 2006, among KC Ventures, Inc., Richard Seifert, SmartVideo Technologies, Inc. and OVT, Inc., incorporated by reference from Exhibit 10.1 to the January 31, 2006 Form 8-K.

10.11	Consulting Agreement, dated January 27, 2006, among Growth Consultants, LLC, N. John Simmons, Jr., and the Company.

10.12	Employment Agreement, dated as of February 28, 2006, between the Registrant and David Ross, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 6, 2006.

23.1	Consent of Sherb & Co., LLP, independent registered public accounting firm.

23.2	Consent of Spicer Jeffries LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a)(3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC.

March 28, 2006	By:	/s/ Richard E. Bennett, Jr.
Richard E. Bennett, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2006.

Signature	Title	Date

/s/ Richard E. Bennett, Jr.
Richard E. Bennett, Jr.	Director, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 28, 2006

/s/ Glenn H. Singer
Glenn H. Singer	Chairman of the Board of Directors	March 28, 2006

/s/ Michael E. Criden
Michael E. Criden	Director	March 28, 2006

/s/ Justin A. Stanley
Justin A. Stanley	Director	March 28, 2006

FINANCIAL STATEMENTS

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Changes in Stockholders’ Deficit	F-4 - F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 - F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SmartVideo Technologies, Inc.

We have audited the accompanying consolidated balance sheets of SmartVideo Technologies, Inc. and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in Stockholders’ deficit and cash flows for the years ended December 31, 2005, 2004 and 2003, respectively. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartVideo Technologies, Inc. and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has net cash used in operations, a net working capital deficit, a stockholders’ deficit and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SHERB & CO., LLP
Certified Public Accountants

Boca Raton, Florida
February 28, 2006

SMARTVIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets

Current Assets
Cash	$5,792,566	$387,592
Accounts receivable – net of allowance for doubtful accounts of $77,937 and $44,319	-	1,000
Broadcast rights - net of accumulated amortization of $1,740,552 and $0	2,408,525	-
Prepaid expenses	-	90,687
Total Current Assets	8,201,091	479,279

Property and Equipment, Net of Accumulated Depreciation of $350,641 and $72,313	716,423	230,272

Other Assets
Broadcast rights, net of current portion	2,880,999	-
Other	122,161	10,000
Total Other Assets	3,003,160	10,000

Total Assets	$11,920,674	$719,551

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,905,618	$739,903
Contracts payable - broadcast rights	2,283,500	-
Accrued settlement expenses	5,541,244	-
Private placement monies to be refunded	-	114,500
Due to related parties	64,429	65,886
Due to advisor	-	807,474
Loan payable and related accrued interest	59,922	57,003
Total Current Liabilities	10,854,713	1,784,766

Long-Term Liabilities
Contracts payable — broadcast rights - net of current portion	3,386,576	-

Total Liabilities	14,241,289	1,784,766

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $.001 par value, 12,000,000 shares authorized, 12,000,000 shares
issued and no shares outstanding as of December 31, 2005 and 2004	-	-
Preferred stock, Series B, 7% Convertible, $1,000 par value, 2,500 shares authorized,
no shares issued and outstanding as of December 31, 2005 and 2004	-	-
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized, 10,666,666 shares issued and outstanding as of December 31, 2005,
no shares issued and outstanding as of December 31, 2004	10,667	-
Common stock, $.001 par value, 50,000,000 shares authorized, 28,688,463 shares issued and outstanding as of December 31, 2005, 24,187,834 shares issued and
outstanding as of December 31, 2004	28,689	24,188
Additional paid-in capital	39,027,618	14,259,142
Less: Deferred consulting fees	(1,433,833)	(3,135,063)
Accumulated deficit	(39,953,756)	(12,213,482)
Total Stockholders' Deficit	(2,320,615)	(1,065,215)

Total Liabilities and Stockholders' Deficit	$11,920,674	$719,551

See accompanying notes to consolidated financial statements

SMARTVIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Revenues
Revenue	$142,029	$86,788	$41,019
Revenue – related party	55,228	31,945	22,432
Total Revenues	197,257	118,733	63,451

Operating Expenses
Amortization of stock-based compensation
to a former advisor	-	-	1,316,250
Broadcast rights	2,001,584	-	-
Compensation and benefits	1,757,088	1,034,951	515,850
Consulting and professional fees	1,851,781	1,235,523	752,935
Data center	770,702	355,999	303,757
Depreciation	278,328	47,649	17,501
Settlement expense	5,541,244	-	-
Stock-based compensation	4,325,680	3,118,996	-
Selling, general and administrative	2,495,104	1,046,567	336,461
Total Operating Expenses	19,021,511	6,839,685	3,242,754

Loss from Operations	(18,824,254)	(6,720,952)	(3,179,303)

Other Income (Expense)
Interest income	14,037	-	-
Interest expense	(930,057)	(71,978)	(679,838)
Total Other Expense, Net	(916,020)	(71,978)	(679,838)

Net Loss	$(19,740,274)	$(6,792,930)	$(3,859,141)

Net Loss per Share - Basic and Diluted	$(0.76)	$(0.35)	$(0.51)

Weighted Average Common Shares
Outstanding during the Year	26,093,554	19,208,345	7,540,849

See accompanying notes to consolidated financial statements

SMARTVIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Deficit
For the Period from December 31, 2005, 2004 and 2003

	Series B, 7% Convertible		Series A-1, Convertible				Additional	Deferred
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Consulting	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Fees	Deficit	Total

Balance, December 31, 2002	-	$-	12,000,000	$12,000	6,949,396	$6,949	$2,083,956	$(1,316,250)	$(1,561,411)	$(774,756)

Issuance of common stock for cash	-	-	-	-	1,631,666	1,632	1,630,034	-	-	1,631,666
Issuance of common stock as
additional consideration related
to rights of convertible
promissory notes	-	-	-	-	53,000	53	177,497	-	-	177,550
Issuance of common stock in lieu
of payment of advances payable
to a shareholder	-	-	-	-	55,000	55	166,045	-	-	166,100
Issuance of common stock
pursuant to conversion of
convertible debt	-	-	-	-	223,929	224	167,721	-	-	167,945
Amortization of deferred compensation	-	-	-	-	-	-	-	1,316,250	-	1,316,250
Beneficial conversion feature on
issuance of convertible
promissory notes	-	-	-	-	-	-	308,000	-	-	308,000
Net Loss	-	-	-	-	-	-	-	-	(3,859,141)	(3,859,141)
Balance, December 31, 2003	-	$-	12,000,000	$12,000	8,912,991	$8,913	$4,533,253	$-	$(5,420,552)	$(866,386)

Issuance of common stock for cash	-	-	-	-	94,096	94	260,906	-	-	261,000
Issuance of common stock pursuant to
conversions of convertible debt	-	-	-	-	302,559	303	254,074	-	-	254,377
Conversion of preferred stock into
common stock	-	-	(12,000,000)	(12,000)	12,000,000	12,000	-	-	-	-
Issuance of common stock for cash	-	-	-	-	723,000	723	784,777	-	-	785,500
Issuance of common stock for cash	-	-	-	-	333,952	334	333,618	-	-	333,952
Issuance of stock options to
employees	-	-	-	-	-	-	374,500	-	-	374,500
Issuance of stock options to
to non-employees	-	-	-	-	-	-	395,000	(370,313)	-	24,687
Issuance of common stock and common
stock purchase warrants for cash	-	-	-	-	120,000	120	119,880	-	-	120,000
Issuance of common stock and common
stock purchase warrants for cash	-	-	-	-	960,000	960	959,040	-	-	960,000
Issuance of common stock and common
stock purchase warrants on conversion
of debt to equity	-	-	-	-	400,000	400	399,600	-	-	400,000
Issuance of warrants to purchase units of
common stock and common stock
purchase warrants on conversion of
debt to equity and deferred
compensation related to conversion	-	-	-	-	-	-	1,590,435	-	-	1,590,435
Issuance of warrants to purchase shares
of common stock	-	-	-	-	-	-	442,000	-	-	442,000
Issuance of stock options to
to non-employees	-	-	-	-	-	-	3,044,650	(2,764,750)	-	279,900
Issuance of common stock and common
stock purchase warrants for cash	-	-	-	-	341,236	341	767,409	-	-	767,750
Net Loss	-	-	-	-	-	-	-	-	(6,792,930)	(6,792,930)
Balance, December 31, 2004	-	$-	-	$-	24,187,834	$24,188	$14,259,142	$(3,135,063)	$(12,213,482)	$(1,065,215)

See accompanying notes to consolidated financial statements

SMARTVIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Deficit
For the Period from December 31, 2005, 2004 and 2003

	Series B, 7% Convertible		Series A-1, Convertible				Additional	Deferred
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Consulting	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Fees	Deficit	Total

Balance, December 31, 2004	-	$-	-	$-	24,187,834	$24,188	$14,259,142	$(3,135,063)	$(12,213,482)	$(1,065,215)
Issuance of convertible preferred stock
stock for cash	-	-	8,919,999	8,920	-	-	6,681,080	-	-	6,690,000
Issuance of convertible preferred stock in connection
with conversion of convertible debt	-	-	1,746,667	1,747	-	-	1,308,253	-	-	1,310,000
Dividend recorded on convertible preferred stock issuance	-	-	-	-	-	-	8,000,000	-	(8,000,000)	-
Issuance of common stock for cash	-	-	-	-	1,761,345	1,761	3,961,239	-	-	3,963,000
Cash paid as direct offering cost	-	-	-	-	-	-	(233,125)	-	-	(233,125)
Issuance of common stock in connection
with cash based warrant exercises	-	-	-	-	527,779	528	722,807	-	-	723,335
Issuance of common stock in connection
with cashless based warrant exercises	-	-	-	-	1,338,623	1,339	(1,339)	-	-	-
Issuance of common stock as
compensation to investors	-	-	-	-	50,000	50	197,450	-	-	197,500
Issuance of stock for services	-	-	-	-	750,000	750	711,750	-	-	712,500
Issuance of common stock for settlement of
vendor payables	-	-	-	-	72,882	73	82,777	-	-	82,850
Issuance of warrants for services	-	-	-	-	-	-	2,624,450	-	-	2,624,450
Amortization of beneficial conversion feature on
convertible debt	-	-	-	-	-	-	713,134	-	-	713,134
Amortization of stock based compensation	-	-	-	-	-	-	-	1,701,230	-	1,701,230
Net Loss	-	-	-	-	-	-	-	-	(19,740,274)	(19,740,274)
Balance, December 31, 2005	-	$-	10,666,666	$10,667	28,688,463	$28,689	$39,027,618	$(1,433,833)	$(39,953,756)	$(2,320,615)

See accompanying notes to consolidated financial statements

SMARTVIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows from Operating Activities
Net loss	$(19,740,274)	$(6,792,930)	$(3,859,141)
Adjustments to reconcile net loss to net cash
used in operating activities:
Bad Debt	77,937	68,119	-
Depreciation	278,328	47,649	17,501
Issuance of warrants for services	2,624,450	-	-
Issuance of common stock for services	712,500	-	177,550
Issuance of common stock as compensation for investors	197,500	-	-
Amortization of beneficial conversion feature on convertible debt	713,134	-	308,000
Amortization of stock based compensation	1,701,230	3,118,996	1,316,250
Amortization of broadcast rights	1,740,552	-	-
Excess of fair value of stock issued to individuals in
repayment of advance from shareholder	-	-	116,240
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(76,937)	(13,539)	(55,581)
Prepaid expenses	90,687	(90,687)	-
Other Assets	(112,161)	-	36,010
Increase (Decrease) in:
Accounts payable and accrued expenses	1,633,565	1,031,055	370,289
Accrued interest payable	11,462	65,306	42,734
Repayments on acquired broadcast rights	(520,000)	-	-
Accrued settlement payable	5,316,244	-	-
Net Cash Used in Operating Activities	(5,351,783)	(2,566,031)	(1,530,148)

Cash Flows from Investing Activities
Purchase of equipment	(764,479)	(189,191)	(102,981)
Net Cash Used in Investing Activities	(764,479)	(189,191)	(102,981)

Cash Flows from Financing Activities
Issuance of convertible preferred stock for cash	6,690,000	-	333,333
Issuance of common stock for cash	3,963,000	3,228,202	1,631,666
Cash paid as direct offering cost for common stock issuance	(233,125)	-	-
Proceeds from warrant exercises	723,335	-	-
Proceeds from issuance of convertible debt	1,310,000	-	-
Proceeds from related party borrowings	225,000	-	-
Repayments of related party borrowings	(235,000)	(497,886)	(39,614)
Repayments on advisor borrowings	(807,474)	-	-
Proceeds from (Repayments of) PPM funds	(114,500)	114,500	-
Net Cash Provided By Financing Activities	11,521,236	2,844,816	1,925,385

Net Increase in Cash and Cash Equivalents	5,404,974	89,594	292,256

Cash - Beginning of Year	387,592	297,998	5,742

Cash - End of Year	$5,792,566	$387,592	$297,998

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income Taxes	$-	$-	$-
Interest	$-	$57,426	$30,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of broadcast rights	$7,705,076	$-	$-
Cancellation of acquired broadcast rights due to litigation	$900,000	$-	$-
Dividend on issuance of convertible preferred stock	$8,000,000	$-	$-
Issuance of common stock in lieu of repayment of
an advance payable to one shareholder	$-	$-	$166,100
Issuance of common stock pursuant to conversion
of convertible promissory notes including accrued interest	$-	$254,377	$167,945
Issuance of common stock for settlement of accounts payable	$82,850	$-	$-
Issuance of convertible preferred stock in exchange for
Conversion of convertible debt	$1,310,000	$-	$-
Issuance of common stock, common stock purchase
warrants, and a warrant to purchase units consisting
of common stock and common stock purchase warrants
on conversion of debt to equity	$-	$800,000	$-
Issuance of common stock in cash-less exercise	$1,339	$-	$-

See accompanying notes to consolidated financial statements

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Note 1 - Organization

SmartVideo Technologies, Inc. (“SmartVideo” or “the Company”) was incorporated in Florida on August 17, 1984, and on December 19, 2000, changed its corporate domicile to Delaware. Its wholly-owned subsidiary, OVT, Inc., d/b/a SmartVideo (“OVT”) was incorporated in the state of Georgia on August 31, 2000. SmartVideo Technologies, Inc. (“SmartVideo” or “the Company”) is a media distribution services company. SmartVideo is in the business of obtaining the rights to video and television content for the mobile handset market and delivering the video content to mobile subscribers for a monthly fee or a portion of the associated advertising revenue. The Company specializes in the distribution of high-quality video and television programming through devices connected to the public internet and is currently focused on distribution to consumers with mobile display devices, cell phones and PDAs connected to the public Internet via cellular data networks and Wi-Fi.

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties

(A) Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $19,740,274 and net cash used in operations of $5,351,783, respectively for the year ended December 31, 2005, and a working capital deficit of $2,653,622, accumulated deficit of $39,953,756 and a stockholders’ deficit of $2,320,615 at December 31, 2005.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, ability to obtain additional financing for the development and marketing of its existing and future products and services. The Company intends to secure substantial additional debt or equity financing in the near future. There are no assurances that the Company will obtain sufficient additional financing, that such financing terms will be satisfactory to the Company and that the Company’s operations will be profitable in the foreseeable future. The Company has generated only minimal income from operations and has no assurance of any significant future revenues. The Company requires substantial additional financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(B) Basis of Presentation

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

(C) Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Significant estimates during 2005, 2004 and 2003 include depreciable lives on property and equipment, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings, valuation and related amortization of intangible broadcast rights pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 63 and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

(D) Principles of Consolidation

The Company consolidates its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

(E) Cash and Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2005 and 2004, the balance exceeded the federally insured limit by $5,693,000 and $288,000 respectively. Additionally, at December 31, 2005, the Company had $15,000 maintained under a compensating balance agreement. The $15,000 is retained due to potential credit card chargebacks that are unforeseen.

(F) Accounts Receivable

Substantially all of the Company’s accounts receivable are due from end-users. Collateral is not required. Credit losses are provided for in the consolidated financial statements. The Company has a limited history in evaluating such credit losses.

(G) Allowance for Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. In January 2005, the Company launched its direct-to-the-consumer mobile video service. While the Company uses many of the features developed for the core technology in delivering this new service, its focus on a direct-to-the-consumer model represents a significant change in direction. As a result of this change in business focus, the Company has fully reserved against all of its accounts receivable as of December 31, 2005. The allowance for doubtful accounts at December 31, 2005 and 2004 was $77,937 and $44,319 respectively.

(H) Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years.

(I) Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenues streams of the Company:

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(1)	Core Business

The Company provides services to our business-to-business customers under volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain arrangements, the customers are subject to a base monthly fee or minimum monthly usage requirement in order to maintain a customer’s preferential negotiated rates. From time-to-time, the Company may also lease hardware to its customers enabling them to facilitate a live broadcast. In certain situations, the Company may sell hardware to its resellers under the specific terms of the agreements with them.

Revenue is also recognized as earned upon the delivery of services to the Company’s subscription-based customers. This is typically when a digital media or multimedia broadcast is viewed. Many of the Company’s subscription-based customers access its programming through the purchase of a monthly, semi-annual, or annual subscription fee for SmartVideo’s mobile entertainment services.

(2)	Related Party

The Company provides business-to-business services to a former related party. (See Note 10)

(J) Product Concentration

The Company derives a substantial portion of its revenues from two products and related services, business-to-business and direct-to-the-consumer mobile video service and is attempting to develop a broad and diverse subscriber base. During 2005, business-to-business and direct-to-consumer revenue accounts for 42% and 58% respectively. During 2004 and 2003, business-to-business revenue accounted for 100% of the Company’s sales.

The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of market acceptance, technological change or other factors.

(K) Customer Concentration

For the year ended December 31, 2005, the Company derived a substantial portion of its revenues from two customers accounting for 28% of its revenues. For the year ended December 31, 2004, the Company derived a substantial portion of its revenues from five customers accounting for 75% of its revenues. For the year ended December 31, 2003, the Company derived a substantial portion of its revenues from three customers accounting for 79% of its revenue.

(L) Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. There were no impairment charges taken during the years ended December 31, 2005, 2004 and 2003, respectively.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(M) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards (“FAS”) No. 109 “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

(N) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, broadcast rights (asset), accounts payable, broadcast rights payable, and loans payable/due to - related party approximate fair value due to the relatively short period to maturity for these instruments.

(O) Earnings per Share

In accordance with SFAS No. 128, “Earnings per Share” (“EPS”), basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at December 31, 2005, 2004 and 2003, respectively. Accordingly, the basic and diluted EPS are the same.

The following table shows all common stock equivalents outstanding at December 31, 2005, 2004 and 2003, respectively.

	December 31
	2005	2004	2003
Common Stock Options	3,480,000	2,445,000	-
Common Stock Warrants	24,640,917	4,837,534	1,331,666
Total Common Stock Options and Warrants	28,120,917	7,282,534	1,331,666

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(P) Stock Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.  The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS No. 123.

(Q) Broadcast Rights

The Company acquires rights to programming so that it may deliver this programming to its subscribers. The costs incurred in acquiring programs are capitalized and amortized over the license period or projected useful life of the programming. The broadcast rights are accounted for according to SFAS No. 63 “Financial Reporting by Broadcasters”. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

(R) Derivative Liabilities

In order to determine whether the Company had a derivative liability the Company reviewed Emerging Issues Task Force (“EITF’) - EITF 05-02, “The Meaning of Convertible Debt Instrument in Issue No. 00-19”.

Pursuant to the terms of the Convertible Preferred Stock and convertible debt and the associated detachable warrants issued, management determined that the warrants do qualify as liability instruments under the provisions of EITF No. 00-19, Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock, and, therefore, should be accounted for as derivatives under the provisions of SFAS No. 133. As such, effective with the issuance of the Convertible Preferred Stock and convertible debt, the fair value of all warrants were initially accounted for as derivative liabilities under the provisions of SFAS No. 133. However, in connection with the Company’s filing of a registration statement in February 2006 which occurred during the grace period allotted, the Company believes that these instruments should be classified as equity. The Company maintains that the contingency has been satisfactorily resolved. Moreover, these instruments existed at December 31, 2005, yet were resolved as to their appropriate classification prior to the release of the accompanying audit report.

(S) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. The Company is currently evaluating which transitional provision and fair value methodology it will follow. The Company expects that any expense associated with the adoption of the provisions of SFAS No. 123R will have a material negative impact on our results of operations. We are evaluating the requirements of SFAS No. 123(R) and SAB 107 to assess what impact its adoption will have on our financial position, results of operations and cash flows. Effective January 1, 2006, we have adopted SFAS No. 123(R).

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that Convertible Preferred Stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which had a material effect on our financial position, results of operations and cash flows.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial position, results of operations and cash flows.

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. We will adopt SFAS No. 155 on January 1, 2007 and do not expect it to have a material effect on financial position, results of operations, and cash flows.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(T) Reclassifications

Certain amounts in the year 2004 consolidated financial statements have been reclassified to conform to the year 2005 consolidated presentation. Such reclassifications had no effect on the financial position, results operations or cash flows.

Note 3 - Accounts Receivable

	December 31
	2005	2004
Accounts Receivable	$77,937	$45,319
Allowance for doubtful accounts	(77,937)	(44,319)
Accounts receivable - net of allowance for doubtful accounts	$-	$1,000

Bad debt expense for the years ending 2005, 2004 and 2003 was $77,937, $68,119 and $0 respectively. These amounts are included as a component of Selling, General and Administrative Expenses.

Note 4 - Broadcast Rights

(A)	Asset

During 2005, the Company acquired intangible broadcast rights of $7,705,076 pursuant to various long term contracts with content providers. The Company recorded the fair value of these assets at gross cost with a corresponding credit to broadcast rights payable. The fair value of these acquired rights is based on the entire amount due under the terms of the initial agreement. During 2005, the Company entered into litigation surrounding one of its content providers. (See Note 8(A)). As a result, the Company reduced the gross value of its broadcast rights assets by $900,000, the fair value of the previously capitalized amount and decreased the related gross liability by $900,000.

	For The Years Ended
	December 31,
Broadcast Rights	Total	2006	2007	2008	2009	2010
Broadcast rights -- current	$2,880,999	$2,156,615	$558,615	$132,615	$33,154	$-
Broadcast rights -- long-term	923,307	724,384	165,769	33,154	-	-
Total	$3,804,306	$2,880,999	$724,384	$165,769	$33,154	$-

Amortization of broadcast rights	$5,289,524	$2,408,525	$2,156,615	$558,615	$132,615	$33,154

At December 31, 2005, amortization expense of broadcast rights accounted for $1,740,552 of the total broadcast rights expense of $2,001,584. The additional $261,032 represented expenses paid to content providers due to subscriber usage exceeding minimum monthly guarantees or to content providers where no long term contract commitment exists. There were no similar expenses for the years ending December 31, 2004 and 2003 as there was no activity relating to this business operation and also since various rollout periods were not effective until 2005.

At December 31, 2005, Broadcast Rights Assets - net of accumulated amortization was $2,408,525. Broadcast Rights Assets - net of current portion was $2,880,999.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(B)	Liability

The following represents broadcast rights commitments during the remaining term of the agreement.

	For The Years Ended
	December 31,
Contracts payable - broadcast rights	Total	2006	2007	2008	2009	2010
Contracts payable-broadcast rights -- current	$3,386,575	$2,418,725	$787,261	$144,124	$36,465	$-
Contracts payable-broadcast rights -- long-term	1,184,905	967,851	180,589	36,465	-	-
Total	$4,571,480	$3,386,576	$967,850	$180,589	$36,465	$-

During 2005, the Company paid $520,000 to content providers pursuant to the terms of the related contracts.

Contracts payable - short term at December 31, 2005 were, $2,283,500. Contracts payable - long-term at December 31, 2005 were $3,386,576.

Note 5 - Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2005	2004
Computer equipment	$987,564	$223,085
Proprietary software development	79,500	79,500
	1,067,064	302,585
Less accumulated depreciation	(350,641)	(72,313)
Property and equipment, net	$716,423	$230,272

Depreciation expense was $278,328, $47,649, and $17,501 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 6 - Convertible Promissory Notes

On September 26, 2005 and October 19, 2005, the Company borrowed an aggregate $600,000 from two different related parties (4 separate notes) pursuant to the terms of a Convertible Promissory Note. Under the terms of the agreement, the convertible notes bore interest at 8%, were unsecured and due in one-year. These Convertible Promissory Notes were each issued with five-year warrants to purchase an aggregate 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant holders were also granted certain piggy-back registration rights with respect to the shares of common stock underlying the Convertible Promissory Notes and the warrants. Additionally, if the Company was able to successfully complete a financing of at least $2,500,000 from the sale of its equity securities prior to the maturity date of the Convertible Promissory Notes, the principal amount of each note would automatically convert into shares or units of the equity securities sold in such financing at a per share sale price or unit price of the financing on a one for one ratio. The financing was completed in November 2005, and all related debt principal was converted into Series A-1, Convertible Preferred Stock. This $600,000 was converted at $0.75 into 800,000 shares of Series A-1, Convertible Preferred Stock. At December 31, 2005, outstanding related party accrued interest was $5,422. (See Notes 9(A) (3) and 10)).

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

On November 10, 2005, the Company borrowed $150,000 from a related party pursuant to the terms of a Convertible Promissory Note. Under the terms of the agreement, the convertible note bore interest at 15%, was unsecured and due in one-year. This Convertible Promissory Note was issued with a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant holder was also granted certain piggy-back registration rights with respect to the shares of common stock underlying the Convertible Promissory Note and the warrants. Additionally, if the Company was able to successfully complete a financing of at least $2,500,000 from the sale of its equity securities prior to the maturity date of the Convertible Promissory Note, the principal amount of the note would automatically convert into shares or units of the equity securities sold in such financing at a per share sale price or unit price of the financing on a one for one ratio. The financing was completed in December 2005, and all related debt principal was converted into Series A-1, Convertible Preferred Stock. This $150,000 was converted at $0.75 into 200,000 shares of Series A-1, Convertible Preferred Stock. At December 31, 2005, outstanding related party accrued interest was $688. (See Notes 9(A) (3) and 10).

On November 10, 2005, the Company borrowed an aggregate $560,000 from unrelated third parties pursuant to the terms of a Convertible Promissory Note. Under the terms of the agreement, the convertible notes bore interest at 15%, were unsecured and due in one-year. These Convertible Promissory Notes were issued with a five-year warrant to purchase an aggregate 186,667 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant holders were also granted certain piggy-back registration rights with respect to the shares of common stock underlying the Convertible Promissory Notes and the warrants. Additionally, if the Company was able to successfully complete a financing of at least $2,500,000 from the sale of its equity securities prior to the maturity date of the Convertible Promissory Notes, the principal amount of each note would automatically convert into shares or units of the equity securities sold in such financing at a per share sale price or unit price of the financing on a one for one ratio. The financing was completed in December 2005, and all related debt principal was converted into Series A-1, Convertible Preferred Stock. This $560,000 was converted at $0.75 into 746,667 shares of Series A-1, Convertible Preferred Stock. At December 31, 2005, outstanding related accrued interest was $2,433. (See Note 9 (A) (3)).

In connection with the above convertible debt issuances, the convertible debt and freestanding warrants issued were classified as conventional convertible debt pursuant to EITF 00-19. EITF 00-19 does not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer).  Since the time that Issue No. 00-19 was issued, complex structures have arisen such that the term "conventional convertible debt instrument" is no longer adequately defined.

In Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF 00-19," the EITF concluded that an instrument with the following characteristics should be considered "conventional" for purposes of applying Issue No. 00-19:

•	The holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion); and

•	The holder's ability to exercise the option is based on either the passage of time or a contingent event.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

As a result of applying the definitions of EITF 00-19 and EITF 05-2, the Company has accounted for the convertible debt financings pursuant to the provisions of EITF 98-5 and 00-27. The Company computed a debt discount on the aggregate $1,310,000 in convertible debt financing based on the provisions of APB No. 14 totaling $713,134. The allocation was based on the allocable proceeds of the debt financings between the fair value of the beneficial conversion option of the related convertible debt instruments and detachable freestanding warrants. The Company began amortizing the debt discount to interest expense over the one-year life of the related convertible debt. Upon full conversion of the convertible debt in November 2005, all remaining unamortized debt discount was charged to the statement of operations for the year ended December 31, 2005. The Company recorded the effect of the conversion by debiting interest expense and crediting additional paid in capital.

The following is a summary of the activity for convertible debt issuances the year ended December 31, 2005.

Convertible Notes Payable -Related Party	$750,000
Convertible Notes Payable	560,000
Total Convertible Notes Payable	$1,310,000

There were no related issuances during the year ended December 31, 2004.

Pursuant to the terms of the convertible debt, the entire $1,310,000 debt financing was automatically converted into the Company’s Convertible Preferred Stock offering in November 2005 at $0.75 per share for an aggregate 1,746,667 shares. The conversions were triggered due to an amount greater than $2,500,000 being raised in a subsequent equity financing. The conversion to Convertible Preferred Stock is discussed further in Note 9(A) (3).

At December 31, 2005, there are no outstanding convertible debt instruments. The following is a summary of total accrued interest payable that remained unconverted from these convertible debt instruments at December 31, 2005:

Convertible Notes Payable -Related Party	$6,110
Convertible Notes Payable	2,433
Total Accrued Interest Payable	$8,543

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

Concurrent with the merger between Armagh and OVT, the Company agreed to assume a $50,000 loan payable to a third-party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $9,922 as of December 31, 2005.

The Company had a $325,000 note payable to an entity owned by the spouse of a former shareholder, bearing interest at 8% with principal and interest payments due as follows:

•	$75,000 within 30 days of the funding of the Company; and

•	Monthly principal payments of $50,000 thereafter plus accrued interest beginning 30 days after the initial payment of $75,000.

The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due but are in dispute as December 31, 2005. The entire $53,311 is accrued at December 31, 2005.

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

(A) Legal Settlement and Related Loss Contingency Accruals

On March 31, 2005, an unrelated third-party filed with the American Arbitration Association in Atlanta, Georgia, certain claims against the Company and its wholly-owned subsidiary, OVT, Inc. The arbitration case number is 30-181-559-05. The Statement of Claim filed by the claimants against the Company and OVT, Inc. asserts causes of action for breach of contract, breach of fiduciary duty, unjust enrichment, violation of Pennsylvania’s Commissioned Sales Representative Act, accounting and declaratory judgment. The claims are based upon a Representation Agreement, dated February 6, 2003, between KC Ventures Group and OVT, Inc. and the Advisory Agreement dated February 19, 2003, between OVT, Inc. and KC Ventures. One or both claimants contend that they have earned or will earn compensation under the Representation Agreement in excess of $10,000,000 for providing customers and content to the Company and OVT, Inc. Further, one or both claimants also contend that they have earned fees under the Advisory Agreement in excess of $1,000,000 and certain stock options as a result of capital raised for the Company.

On January 30, 2006, a settlement was reached whereby this former consultant and their attorney’s received an aggregate 1,000,000 registered shares of Series A-1, Convertible Preferred Stock in full settlement of related claims for compensation of past services. The claim existed at December 31, 2005, yet was resolved prior to the release of the accompanying audit report. The Company also believes that the provisions of SFAS No. 5 as it pertains to contingencies is relevant literature for purposes of accruing a contingent loss.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

At December 31, 2005, based on the settlement date of January 30, 2006, the Company accrued a settlement liability and related settlement expense of $4,750,000 based on the quoted closing trading price of $4.75 per share for the underlying common shares of the Series A-1, Convertible Preferred Stock in an assumed conversion. (See Note 12)

On January 19, 2006, the Company received a letter on behalf of Mantra Films, Inc. demanding that the Company pay cash damages of $791,244 as a result of the Company’s breach of its guarantee obligation under the terms of an agreement between Cell Phone Entertainment, LLC, Mantra Films, Inc. and the Company (as Guarantor) dated September 30, 2004. Mantra Films, Inc. alleges that Cell Phone Entertainment, LLC and the Company have failed to make certain guaranteed minimum license payments due under the agreement. As a result of the alleged failure to make such minimum payments, Mantra Films, Inc. has terminated the agreement. The $791,244 amount demanded represents the entire contract amount, including both past due payments and future guaranteed license fees, totaling $900,000, which amount has been reduced by payments made and certain prepaid insurance premiums in the amount of $108,756. We believe that we have meritorious defenses to any claims for payment under the agreement and we intend to vigorously defend against any such claims. There can be no assurances at this time that we will be successful in defending Mantra Film, Inc.’s damage claim. The case is expected to be settled in 2006. (See Note 12)

As a result of the above two loss contingencies, the Company has accrued an aggregate $5,541,244 for settlement liability and related settlement expense for claims existing at December 31, 2005.

(B) Other Litigation

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against the Company, the Chief Executive Officer and sole director, Richard E. Bennett, Jr. and the Company’s securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. The Company and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards & Angell, LLP the right to appeal a chambers judge’s decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards & Angell, LLP. Since the court’s entry of judgment in the appeal, Mr. Hamouth has taken no further steps in his claims against the Company or Mr. Bennett. The Company intends to vigorously defend any claims made by Mr. Hamouth should further action be taken by him in this dispute. At December 31, 2005, there are no related accrued contingency losses.

On or about April 22, 2004, the Company filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 relating to his purchases and sales of our common stock since approximately January 1, 2003. The Company is seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which the Company may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, the Company received notice that Mr. Hamouth’s attorney in this matter has withdrawn from the case. On April 15, 2005, the Company filed a motion for summary judgment in this matter. At December 31, 2005, there are no related accrued contingency losses.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

On or about June 30, 2004, Rene Hamouth filed a stockholder derivative action on behalf of the Company, as a nominal defendant, against Richard E. Bennett, Jr., Robert J. Walters and William R. Dunavant in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action (File No. 1:04-CV-1921-TWT). In his complaint, Mr. Hamouth alleged that Messrs. Bennett, Walters and Dunavant failed to forfeit three million shares of the Company’s Series A Convertible Preferred Stock in breach of a Stock Exchange Agreement dated November 9, 2002, among the Company and Messrs. Bennett, Walters and Dunavant. Mr. Hamouth alleged that the Preferred Stock was required to be forfeited if the Company did not have pre-tax earnings of at least $220,000 for the fiscal year ended September 30, 2003. On January 21, 2005, Mr. Hamouth filed his Consent Motion to Dismiss without Prejudice. On February 8, 2005, the Court granted Mr. Hamouth’s Consent Motion to Dismiss without Prejudice and dismissed the case without prejudice. At December 31, 2005, there are no related accrued contingency losses.

On July 5, 2004, the Company entered into a distribution agreement with Open Systems Solution, Ltd. certain issues arose regarding the terms of the agreement and the parties have mutually agreed to terminate the contract. The parties are currently engaged in the process of ending the relationship pursuant to the terms and conditions of a settlement agreement which is anticipated to provide for a release of all actual or potential claims against the Company, its officers and its directors. At December 31, 2005, there are no related accrued contingency losses.

On July 8, 2004, Todd Mann, Sandy Goldman, Stefanie Paulos, David Gregory, Robert Jetmundsen, Bob Corn, and Jim Douglass filed suit against the Company, its wholly-owned subsidiary, OVT, Inc., Richard E. Bennett, Jr., Robert J. Walters, and Kevin D. McNeil in the Superior Court of Gwinnett County, Georgia, Civil Action (File No. 04A-07491-7). The suit sought to enforce certain alleged option rights against OVT, Inc. and to convert those option rights to options for shares of its common stock. The suit also sought compensatory damages for the value of the alleged options. The suit also asserted claims against Messrs. Bennett, Walters, and McNeil for alleged tortuously interference with the option rights. On November 22, 2004, the plaintiffs dismissed their suit without prejudice. At December 31, 2005, there are no related accrued contingency losses.

On November 15, 2004, the Company, its subsidiary, OVT, Inc., Robert J. Walters, Richard E. Bennett, Jr. and William R. Dunavant filed suit against Balboni Law Group, LLC, Gerardo M. Balboni, II, and Baker Donelson, Bearman, Caldwell & Berkowtiz, PC, in the State Court of Fulton County, Georgia, Civil Action (File No. 04V50744704). The suit alleges breach of contract, negligence and breach of fiduciary duty relating to the legal services provided by the defendants to the plaintiffs. The suit alleges that the defendants committed legal malpractice and breached their fiduciary duties to the plaintiffs in drafting, advising, and negotiating legal documents for the plaintiffs, including the Stock Exchange Agreement, dated November 19, 2002, among and between Armagh Group, Inc., OVT, Inc., Richard E. Bennett, Jr., Robert J. Walters, and William R. Dunavant. The suit also alleges certain conflicts of interests resulting from the defendants’ representation of others, including the Armagh Group, Inc. and Rene Hamouth. In the suit, the plaintiffs seek damages in an excess of $6,000,000. Pursuant to extensions provided by the plaintiffs, an answer to the suit has not yet been filed by the defendants. The parties are currently discussing the use of alternative dispute resolution procedures to resolve the suit, including mediation.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of the Company, announced its intention to bring legal action in the form of a mediation/arbitration against the Company in regard to its alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of its products. The dispute includes claims of SVEL that the Company had anticipatorily breached its agreement with SVEL, thus allegedly inhibiting the development of SVEL’s business utilizing its technology on an exclusive basis throughout 25 countries throughout the European Union. The Company contends that it had the right to terminate the agreement because of breaches by SVEL. The Company believes that the claim is wholly without merit and intends to defend the claim vigorously, if a legal action is ever instituted.

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

On December 15, 2005, we received a letter on behalf of Enable Growth Partners, L.P. demanding that the Company pay cash damages of $1,757,568 within five business days thereafter. Enable Growth Partners, L.P. alleges that it sold 295,001 shares of the our common stock in the public markets during November 2005 in reliance on our Registration Statement on Form SB-2 that was declared effective on July 1, 2005. We were unable to issue unlegended shares to cover Enable Growth Partners, L.P.’s alleged sale of 295,001 shares because such registration statement did not contain current information regarding the Company. As a result, Enable Growth Partners, L.P. alleges that it was required to purchase shares of our common stock in the open market to satisfy its sale of such securities. We are presently evaluating Enable Growth Partners, L.P.’s claim. There can be no assurances at this time that we will be successful in defending Enable Growth Partners, L.P.’s damage claim.

Except as set forth above, the Company believes that there are no material commitments or litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such claims and proceedings will not have a material adverse impact on its financial position, liquidity, or results of operations.

See Note12 for additional matters.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(C) Employment and Consulting Agreement

(1) Employment Agreement

The Company employs its CEO on an at will basis. There is no committed agreement of employment at December 31, 2005. During 2005. the Company paid this individual $75,000 Effective 2006, the Board of Directors approved an increase in compensation to $150,000 per annum.

(2) Consulting Agreement

Effective March 1, 2005, the Company entered into a consulting agreement with Forte Capital Partners, LLC. The term of the consulting agreement is for a period of six months and provides for a monthly retainer of $7,500 plus reimbursement of all reasonable travel and other out-of-pocket expenses incurred in performing the consulting services. The consulting agreement also provides for a warrant to purchase 150,000 shares of common stock at an exercise price of $3.50 per share. The warrant includes certain cashless exercise provisions and piggyback registration rights. Either party may terminate the agreement with or without reason. If the Company terminates the agreement without cause, the Company would be obligated to pay all amounts then owed, as well as liquidated damages equal to the monthly salary for the remainder of the term. At December 31, 2005, the Company included $30,000 in accounts payable relating to the monthly retainer.

See Note 12 for additional matters.

(D) Commitments

In May 2005, the Company assumed a sublease for approximately 25,000 square feet of office space in Duluth, Georgia. This office space currently serves as the Company’s corporate headquarters. This sublease calls for monthly rental payments of approximately $23,000 and terminates on August 31, 2007. Rent expense for the year ended December 31, 2005, 2004 and 2003 was $273,215, $122,000 and $71,000, respectively.

The following represents minimum rental payments due pursuant to non-cancelable operating lease commitments during the remaining term of the operating lease agreement.

	For The Years Ended
	December 31,
Contractual Obligations	Total	2006	2007
Operating Lease Obligations	$463,330	$277,998	$185,332

Note 9 - Stockholders’ Deficit

Year Ended December 31, 2005:

(A)	Preferred Stock

(1) Capital Structure

As of December 31, 2005 and 2004, the authorized preferred stock of the Company consists of 50,000,000 shares of $.001 par value preferred stock of which 10,666,666 and 0 shares are issued and outstanding, respectively and are designated as convertible. Prior to its conversion in March 2004, each share of preferred stock was entitled to the same voting preferences as the Company’s common stock.

In March 2004, the holders of the 12,000,000 shares of Convertible Preferred Stock provided notification to us for the conversion of their shares into common stock. Under the terms of the Convertible Preferred Stock, the shareholders were issued a total of 12,000,000 shares of common stock. These shares of common stock were issued as restricted shares exempt from registration.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

On August 9, 2005 our Board of Directors authorized the issuance of 2,500 shares of Series B 7% Convertible Preferred Stock. As of the date of this report, no shares of such stock have been issued. Each share of Series B 7% Convertible Preferred Stock is convertible into that number of shares of common stock determined by dividing the Stated Value of the Series B 7% Convertible Preferred Stock, which is presently equal to $1,000.

(2)	Preferences

Currently, the board has not designated any preferences.

(3) Issuance of Convertible Preferred Stock, Series A-1

In November 2005, the Company issued 5,333,333 shares of Convertible Preferred Stock, Series A-1. Of the total, 1,746,667 shares were issued in connection with the conversion of $1,310,000 in convertible debt at $0.75 per share (see Notes 6 and 10). The remaining 3,586,666 shares were sold for cash of $2,690,000 or $0.75 per share. This represented the first of two Convertible Preferred Stock offerings traunches.

In December 2005, the Company issued 5,333,333 shares of Convertible Preferred Stock, Series A-1. All shares were sold for cash of $4,000,000 or $0.75 per share. (See Notes 6 and 10) This represented the second of two Convertible Preferred Stock offerings traunches.
In connection with the issuance of these aggregate 10,666,666 Series A-1, Convertible Preferred Shares, the Company issued 13,333,333 stock purchase warrants. For each share of Convertible Preferred Stock purchased, the holder is entitled to receive freestanding warrants having an exercise price of either $1.75 or $2.00. The quantity of warrants granted at $1.75 was equivalent to the investment multiplied by 133 1/3%; the quantity of warrants granted at $2.00 was equivalent to the investment multiplied by 33 1/3%. All stock purchase warrants have an exercise period of five years.

The Company followed the provisions of EITF No. 98-5, EITF 00-27 and APB No. 14 by allocating the proceeds raised between the Convertible Preferred Stock and freestanding warrants. The allocation is deemed to be analogous to a dividend to be recognized over the term in which the preferred shareholders can realize the return. Since the Convertible Preferred Stock is immediately convertible at the option of the holder, the benefit is realized immediately. The value of the dividend was equivalent to $8,000,000 as the allocation exceeded the face amount of the gross proceeds raised. The Company charged retained earnings and credited additional paid-in capital. Additionally, the Company evaluated the underlying common stock for purposes of determining fair value and the related conversion price, however, the conversion price of $0.75 used to determine the allocable amounts was based on the recent cash offering price of $0.75 for the same Convertible Preferred Stock offering as opposed to any value ascribed to the common stock.

The Company also reviewed this transaction and determined that derivative accounting and the related issues of EITF No. 00-19 do not apply.

Management used the following weighted average assumptions on the date of issue when determining the fair value of the freestanding warrants issued in connection with the Series A-1, Convertible Preferred Shares:

Exercise price	$1.75 or $2.00
Expected dividend yield	0%
Expected volatility	175.48% - 176.68%
Risk free interest rate	4.25%
Expected life of option	2 years

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(B)	Common Stock Issuances

(1)	Issued for Cash

During March 2005, the Company issued 1,761,345 shares of common stock for gross cash proceeds of $3,963,000 in connection with a Private Placement requiring a purchase price of $2.25 per share. Additionally, the Company paid a cash fee of $233,125 to a placement agent in connection with the equity raise representing a direct offering cost. The $233,125 was netted against the gross cash proceeds and resulted in the Company raising $3,729,875 in net cash proceeds. All shares issued in this Private Placement had piggy back registration rights and the related registration statement was declared effective in July 2005.

In connection with the issuance of these shares of common stock, the Company issued to each investor an aggregate 1,019,675 stock purchase warrants. These warrants have an exercise price ranging from $2.25-3.50 and a life of 5 years. There is no separate valuation for the attached warrants pursuant to fair value accounting as they are deemed to be part of the aggregate gross proceeds raised for the related 1,761,345 shares of common stock.

See Note 9 (B) (5) for additional common shares issued in connection with conversion of stock purchase warrants.

(2)	Compensation to Investors

During March 2005, the Company issued an aggregate 50,000 shares of common stock to two individuals pursuant to the terms of a debt instrument held that required the issuance of additional shares based upon certain market conditions. The value of these shares was $3.95 per share based on the quoted closing trading price on the date of grant. Total additional consideration charged to the statement of operations as interest expense was $197,500.

(3)	Accounts Payable

During 2005, the Company settled various outstanding vendor payables with unrelated third parties by issuing an aggregate 72,882 shares of common stock having an aggregate fair value of $82,850. Fair value was determined based on the quoted closing trading price on the dates of grant. The share prices on the dates of grant ranged from $0.79 - $3.04 per share and averaged $1.14 per share.

(4)	Consulting Services

In July 2005, the Company issued 750,000 shares of common stock to an unrelated third-party as consideration for entering into a business advisory agreement. The term of the agreement was for six months. The shares had a fair value of $712,500 or $0.95 per share. Fair value was determined based on the quoted closing trading price on the date of grant. There were no other services provided to the Company as described in the terms of the agreement and there are no outstanding accrued liabilities to this service provider at December 31, 2005. All shares had piggy back registration rights and as of the date of the accompanying report were awaiting registration.

(5)	Warrant Conversions

During 2005, the Company issued 1,866,402 shares of common stock in connection with the exercise of previously granted stock purchase warrants. Of the total, 527,779 shares were issued pursuant to the warrant contractual exercise price. These exercise prices ranged from $0.75 - $2.50 per share and averaged $1.37 per share. Total cash proceeds raised from conversions was $723,335. The remaining 1,338,623 shares were issued pursuant to a cashless exercise provision as stated in the related warrant contracts. The Company recorded related offsetting amounts in the statements of changes in stockholders’ deficit for common stock and additional paid-in capital at the par value of the stock issued, the total was $1,339.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

See Note 9 (B) (1) for issuance of common stock and stock purchase warrants for cash.

The following is a summary of all common stock issued during 2005:

ACTIVITY	QUANTITY OF SHARES	VALUATION
Cash	1,761,345	$3,729,875
Compensation to Investors	50,000	197,500
Accounts Payable Settlements	72,882	82,850
Consulting Services	750,000	712,500
Warrant Conversions	1,866,402	723,335
Totals	4,500,629	$5,446,060

(C)	Common Stock Options and Warrants

(1)	Services

On March 1, 2005, the Company entered into two separate consulting agreements with unrelated third parties to provide professional services for an aggregate $17,500 per month for a period of one-year. Under the terms of these agreements, the Company issued an aggregate 1,400,000 stock purchase warrants having a fair value of $2,624,450. The value of these warrants was based on a computation derived from the use of a Black-Scholes option pricing model. Management used the following weighted average assumptions at the grant date:

Exercise price	$3.50 - $6.50
Expected dividend yield	0%
Expected volatility	151.06%
Risk free interest rate	4.25%
Expected life of option	4-4.25 years

In June 2005, both agreements were terminated. At December 31, 2005, there were no outstanding accrued liabilities to either service provider. At December 31, 2005, the Company had charged the statement of operations for the entire $2,624,450 to consulting expense with an offsetting credit to additional paid in capital, additionally, all 1,400,000 warrants remain outstanding.

(D)	Other Grants of Common Stock Options and Warrants

(1) 2002 Stock Incentive Plan

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

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(2) 2004 Equity Incentive Plan

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

The following tables summarize all stock option grants to employees and non-employees as of

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2003	-	$-
Granted	2,445,000	2.20
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2004	2,445,000	$2.20
Granted	1,345,000	1.61
Exercised	-	-
Forfeited	(310,000)	1.58
Balance at December 31, 2005	3,480,000	$2.03

Options exercisable at December 31, 2005	1,808,437	$2.06
Weighted average fair value of options granted during 2005		$1.61

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

December 31, 2005, 2004 and 2003, and changes during these periods are presented below.

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.90	250,000	9.52 Years	$0.90	62,500	$0.90
$1.00	860,000	8.64 Years	$1.00	547,500	$1.00
$1.50	200,000	9.42 Years	$1.50	200,000	$1.50
$1.58	25,000	9.41 Years	$1.58	3,125	$1.58
$1.90	500,000	9.84 Years	$1.90	-	$1.90
$2.25	680,000	7.04 Years	$2.25	469,375	$2.25
$2.30	150,000	8.92 Years	$2.30	65,000	$2.30
$2.90	20,000	9.27 Years	$2.90	2,500	$2.90
$2.91	30,000	9.29 Years	$2.91	3,750	$2.91
$2.95	15,000	8.76 Years	$2.95	4,687	$2.95
$3.50	750,000	8.52 Years	$3.50	450,000	$3.50
	3,480,000	8.97 Years	$2.03	1,808,437	$2.06

At December 31, 2005, the Company had a total of 31,161,589 warrants outstanding. Of these warrants, 30,336,589 are exercisable. The life of the warrants range from zero to five years. The exercise price of these warrants range from $0.75 to $6.50. See additional disclosure above regarding activity.

(3) Stock Plans

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The following table illustrates the effect on the net loss per share if the Company had accounted for its stock-based compensation plans using the fair value method:

	December 31,
	2005	2004	2003
Net loss, as reported	$(19,740,274)	$(6,792,930)	$(3,859,141)
Add: Stock-based employee compensation expense included in reported net loss,
net of related tax effects	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects	(1,090,181)	(75,727)	-
Pro forma net loss	$(20,830,455)	$(6,868,657)	$(3,859,141)

Basic and diluted net loss per share, as reported	$(0.76)	$(0.35)	$(0.51)
Pro forma basic and diluted net loss per share	$(0.80)	$(0.36)	$(0.51)

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 4.50%, expected dividend yield of 0%, expected volatility factor was 179.5% with an expected life of three years.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(E) Deferred Compensation

During 2005, the Company amortized $1,701,230 to the statement of operations as consulting expense relating to prior period deferred consulting arrangements. The balance at December 31, 2005 to be amortized was $1,433,833.

Year Ended December 31, 2004:

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

On May 1, 2004, the Board of Directors granted options for an aggregate of 750,000 shares of common stock under the 2004 Equity Incentive Plan. These stock options were awarded to five members of our outside Advisory Committee, Herman Rush, Joseph Indelli, Peter Sealey, James Rosenfield, and Frederick Pierce, with have an exercise price of $3.50 per share. For the year ended December 31, 2005, the Company has recorded $839,700 in non-cash, stock-based compensation expense and $979,650 in non-cash, stock-based compensation attributable to future periods related to these awards. For purposes of computing the fair value of each option of common stock purchase warrants, the Company used the Black-Scholes option pricing model with the following assumptions: the risk-free interest rate was 4.25%, the volatility factor was 143.68%, the estimated life term was 3.0 years, and the fair value of the option granted was $3.50.

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

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

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

Also on September 1, 2004, the Company issued an incentive stock option award to Darren Breitkreuz, a former director, in the amount of 500,000 options. These options were previously authorized by the Board of Directors subject to shareholder approval of the 2004 Equity Incentive Plan. These options have an exercise price of $1.00 per share. The closing share price on the date preceding this award was $2.07. For the year ended December 31, 2005, the Company has recorded $98,750 in non-cash, stock-based compensation expense and $271,563 in non-cash, stock-based compensation attributable to future periods related to this award. For purposes of computing the fair value of each option of common stock purchase warrants, the Company used the Black-Scholes option pricing model with the following assumptions: the risk-free interest rate was 4.25%, the volatility factor was 112.77%, the estimated life term was 4.5 years, and the fair value of the option granted was $1.00.

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

In November 2004, the Company entered into agreements with CFO Solutions LLC, a former consultant, to pay the consultant in common stock and warrants for services to the Company over a two year period.  Pursuant to the agreements, the Company issued to the consultant 400,000 units, each of which consisted of one share of common stock and two 1/4 warrants to purchase common stock with exercise prices of $1.50 per share and $2.00 per share. The Company also issued to the consultant a warrant to purchase 1,739,130 units at $1.00 per unit, with each unit consisting of one share of common stock and two 1/4 warrants to purchase common stock at $1.50 per share and $2.00 per share.   The warrants also contain a cashless exercise provision.  In addition, the Company granted the consultant certain piggy-back registration rights that applied to the Company's recent registration statement declared effective by the SEC on February 10, 2006.  However, the Company did not include the consultant's common stock or shares underlying the warrants in the registration statement.  The Company is attempting to reduce the amount of equity compensation paid to the consultant for the services provided to the Company.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

On December 6, 2004, the Company awarded 150,000 stock options under its 2004 Equity Incentive Plan to a new member of the outside Advisory Committee. For the year ended December 31, 2005, the Company has recorded $55,580 in non-cash, stock-based compensation and $182,620 in non-cash, stock-based compensation attributable to future periods related to this award. For purposes of computing the fair value of each option of common stock purchase warrants, the Company used the Black-Scholes option pricing model with the following assumptions: the risk-free interest rate was 4.25%, the volatility factor was 112.43%, the estimated life term was 3.0 years, and the fair value of the option granted was $2.30.

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

Also, on December 7, 2004, the Company awarded 420,000 stock options to eight of its employees and 250,000 stock options to four advisors with an exercise price of $2.25 per share under the terms of our 2004 Equity Incentive Plan. Please see Note 10 - Stock Plans for additional information.

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

Year Ended December 31, 2003:

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

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

During 2003, the Company recorded $308,000 in the beneficial conversion associated with the issuance of the Convertible Promissory Notes.

During 2003, the Company amortized $1,316,250 of non-cash stock compensation that was expensed.

Note 10 - Related Party Transactions

The Company had advances from holders of Preferred Shares, which included the CEO, amounting to $12,575 at December 31, 2003. These advances were due on demand, non-interest bearing and unsecured. On September 15, 2005, the Company repaid an advance in the amount of $10,000. The balance sheet currently reflects a balance due of $2,575.

On August 12, 2005, the Company borrowed $225,000 from one of its directors. Pursuant to the promissory note issued in connection with the loan, the Company is obligated to pay all principal and interest due under the note by no later than September 12, 2006. Interest on the unpaid principal balance of the note accrues at a rate equal to the fluctuating prime lending rate of LaSalle Bank, N.A., Chicago, Illinois; as such rate is in effect less one hundred basis points. This principal portion of this note in the amount of $225,000 was repaid on November 22, 2005. The Company had related outstanding accrued interest of $3,845 at December 31, 2005.

Until August 31, 2005, the Company was provided the use of office facilities from a former related party. The amount paid by the Company during 2005 under this leasing arrangement amounted to approximately $81,000.

On September 26, 2005 and October 19, 2005, the Company borrowed an aggregate $600,000 from two different related parties (4 separate notes) pursuant to the terms of a Convertible Promissory Note. (See Note 6)

On November 10, 2005, the Company borrowed $150,000 from a related party pursuant to the terms of a Convertible Promissory Note. (See Note 6)

In connection with these offerings, a family member of a board member invested $50,000 in exchange for 66,667 shares of common stock ($0.75 per share). This individual also received 83,334 warrants under the same terms as all other investors participating in the Series A-1, Convertible Preferred Stock offerings in November and December 2005. See Note 9 (A) (3)

During the years ending December 31, 2005, 2004 and 2003, the Company generated revenue from a former related party accounting for $55,228, $31,945 and $22,432 respectively. These amounts were fully reserved at year-end.

Note 11 - Income Taxes

There was no provision for income taxes for 2005, 2004 and 2003 due to continuing operating losses.

Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% to income (loss) before provision for income taxes as a result of the following (in thousands):

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

	2005		2004		2003
Computed “expected” tax expense (benefit)	$(6,909,096)	35.00%	$(2,377,526)	35.00%	$(1,350,699)	35.00%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	(582,338)	2.96%	(201,071)	2.96%	(154,366)	4.00%
Nondeductible expenses	257,424	(1.31%)	-	0.00%	-	0.00%
Increase in valuation allowance	7,199,753	(36.54%)	2,578,597	(37.96%)	1,505,065	(39.00%)
Other, net	34,257	-0.11%	-	0.00%	-	0.00%
	$-		$-		$-

The income tax effects of temporary differences that give rise to significant portions our deferred income tax assets and liabilities are presented below (in thousands):

	December 31
	2005	2004
Deferred income tax assets:
Net operating loss and research and experimentation
credit carryforwards	$4,416,475	$2,481,000
Noncash stock-based compensation	2,600,882	-
Accruals not deducted for tax	2,180,160	-
Property and equipment, principally due to
differences in depreciation	483,236	-
Total gross deferred income tax assets	$9,680,753	$2,481,000

Less valuation allowance	(9,680,753)	(2,481,000)
Net deferred income tax assets	$-	$-

At December 31, 2005, the valuation allowance for deferred income tax assets increased by $7,199,753 from December 31, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2005.

At December 31, 2005, we had net operating loss carryforwards for U.S. federal income tax purposes of $11.6 million available for offset against future taxable income. Such net operating losses expire in varying amounts beginning in the year 2025. Utilization of these net operating losses may be limited due to potential ownership changes under section 382 of the Internal Revenue Code.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

Note 12 - Subsequent Events

On or about January 18, 2006, Wilson W. Hendricks, III filed a complaint in the County Court, Seventh Judicial Circuit, in and for St. John’s County, Florida against the Company for an unspecified amount of damages in excess of $15,000 relating to lost wages, unreimbursed business expenses and 500,000 non-qualified stock option as a result of the Company’s alleged breach of promise to employ Mr. Hendricks. The Company denies all liability to Mr. Hendricks and intends to vigorously defend itself against all clams made by him. The claim did not exist at December 31, 2005; as a result, there is no potential accrued contingency loss.

On January 19, 2006, the Company entered into a consulting agreement with Growth Consultants LLC (“consultant”). The term of the agreement is through June 30, 2006. Pursuant to the agreement, the consultant is entitled to receive a consulting fee of $100 per hour for services to be provided. The consultant was issued 300,000 common stock purchase warrants having an exercise price of $3.00 per warrant. The Company will record approximately $1.3 million in deferred consulting expense at the grant date related to these warrants using fair value accounting as prescribed by SFAS No. 123R and the related Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$3.00
Expected dividend yield	0%
Expected volatility	122.37%
Risk free interest rate	4.50%
Expected life of option	5 years

Pursuant to this agreement, on April 1, 2006, the Company shall issue an additional 150,000 options to purchase shares of common stock. The Company will value these grants pursuant to SFAS No. 123R.

On January 30, 2006, the Company and OVT, Inc. entered into a settlement agreement. (See Note 8(A)).

On February 23, 2006, we received the consent of a majority of the outstanding holders of record of our common stock and our Series A-1 Convertible Preferred Stock, par value $0.001 per share, to: (i) elect Richard E. Bennett., Jr.; Michael E. Criden; Glenn H. Singer; and Justin A. Stanley, Jr. as our directors until the next Annual Meeting of Stockholders and until their respective successors shall be elected and qualified; (ii) amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 50 million shares to 150 million shares; (iii) adopt our 2005 Stock Incentive Plan; and (iv) ratify the appointment of Sherb & Co. LLP (“Sherb”) as our independent accountants for the fiscal year ended December 31, 2005. Ratification of Sherb was also voted on and unanimously approved by our audit committee.

On February 28, 2006, SmartVideo Technologies, Inc. (the “Company”) entered into an employment agreement (“Employment Agreement with the President for a period of two years. The President is entitled to a base salary of $200,000 per annum, which may be increased at the discretion of the Compensation Committee of the Board of Directors. The Company also granted Mr. Ross an Incentive Stock Option (“ISO”) to purchase an aggregate of 476,190 shares of the Company’s common stock (“Common Stock”) and a Non-qualified Stock Option (“NQSO”) to purchase an aggregate of 523,810 shares of the common stock. The ISO and the NQSO are each exercisable at $2.10 per share for a period of ten years from the grant date. The ISO vests in the following percentages and at the following times: (1) 10% of the shares vested on February 28, 2006, and (2) 10% of the shares vest on each anniversary date thereof for the succeeding nine years. The NQSO vests in the following percentages and at the following times: (1) 50% of the shares vested on February 28, 2006, and (2) the balance of the shares vest on February 28, 2007. The Company will value these grants pursuant to SFAS No. 123R.