Form 10-Q
period 2006-03-31
SMART VIDEO TECHNOLOGIES INC
filed 2006-05-12
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The total number of shares of the issuer’s common stock, $.001 par value, outstanding on May 8, 2006 was 38,739,137.

SMARTVIDEO TECHNOLOGIES INC.

Index to Form 10-Q

PART I - FINANCIAL INFORMATION
Disclosure Regarding Forward-Looking Statements	ii
Item1. Financial Statements
Historical Financial Statements
Condensed Consolidated Balance Sheet (Unaudited)	1
Condensed Consolidated Statements of Operations (Unaudited)	2
Condensed Consolidated Statements of Cash Flows (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item2. Management’s Discussion and Analysis or Plan of Operation	16
Item3. Controls and Procedures	20

PART II - OTHER INFORMATION
Item1. Legal Proceedings	22
Item2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item3. Defaults Upon Senior Securities	22
Item4. Submission of Matters to a Vote of Security Holders	22
Item5. Other Information	22
Item6. Exhibits	22
Signatures	24

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
•
intense and increasing competition from the telecommunications industry and the satellite and cable television industry; new competitors are likely to emerge and new technologies may further increase competition;

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

This document should be read in conjunction with our Annual Report on Form 10-K. You should carefully consider the statements under “Risk Factors” in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

-ii-

PART I - FINANCIAL INFORMATION

SmartVideo Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2006 (Unaudited) and December 31, 2005

	March 31,	December 31,
	2006	2005

Assets

Current Assets
Cash	$2,638,245	$5,792,566
Accounts receivable – net of allowance for doubtful accounts of $99,501 and $77,937	—	—
Broadcast rights - net of accumulated amortization of $2,348,948 and $1,740,552	2,384,283	2,408,525
Prepaid expenses	50,000	—
Total Current Assets	5,072,528	8,201,091

Property and Equipment, net of accumulated depreciation of $407,478 and $350,641	1,466,717	716,423

Other Assets
Broadcast rights, net of current portion	2,380,845	2,880,999
Other	117,548	122,161
Total Other Assets	2,498,393	3,003,160

Total Assets	$9,037,638	$11,920,674

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,424,708	$2,905,618
Contracts payable - broadcast rights	2,429,000	2,283,500
Accrued settlement expenses	791,244	5,541,244
Due to related parties	55,886	64,429
Loan payable and related accrued interest	60,682	59,922
Total Current Liabilities	4,761,520	10,854,713

Long-Term Liabilities
Contracts payable — broadcast rights - net of current portion	2,896,076	3,386,576

Total Liabilities	7,657,596	14,241,289

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 12,000,000 shares authorized, 12,000,000 shares
issued and no shares outstanding as of March 31, 2006 and December 31, 2005	—	—
Preferred stock, Series B, 7% Convertible, $1,000 par value, 2,500 shares authorized,
no shares issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized, 11,666,666 shares issued and 3,823,331 outstanding as of March 31,
2006, 10,666,666 shares issued and outstanding as of December 31, 2005	3,823	10,667
Common stock, $.001 par value, 50,000,000 shares authorized, 38,346,362 shares issued and outstanding as of March 31, 2006, 28,688,463 shares issued and outstanding as of December 31, 2005
	38,346	28,689
Additional paid-in capital	47,179,046	39,027,618
Less: Deferred consulting fees	(2,501,013)	(1,433,833)
Accumulated deficit	(43,340,160)	(39,953,756)
Total Stockholders' Equity (Deficit)	1,380,042	(2,320,615)
Total Liabilities and Stockholders' Equity (Deficit)	$9,037,638	$11,920,674

See accompanying  notes to unaudited consolidated financial statements

SmartVideo Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Revenues
Revenue	$112,967	$25,132
Total Revenues	112,967	25,132

Operating Expenses
Broadcast rights	527,713	—
Compensation and benefits	491,089	302,549
Consulting and professional fees	732,267	255,526
Data center	219,621	128,402
Depreciation	56,837	24,364
Stock-based compensation	776,560	477,230
Selling, general and administrative	740,091	857,399
Total Operating Expenses	3,544,178	2,045,470

Loss from Operations	(3,431,211)	(2,020,338)

Other Income (Expense)
Interest income	45,567	—
Interest expense	(760)	(198,220)
Total Other Income (Expense), Net	44,807	(198,220)

Net Loss	$(3,386,404)	$(2,218,558)

Net Loss per Share - Basic and Diluted	$(0.11)	$(0.09)

Weighted Average Common Shares
Outstanding during the Period	29,700,178	24,236,381

See accompanying notes to unaudited consolidated financial statements

SmartVideo Technologies, Inc. and Subsidiary
Consolidated  Statements of  Cash Flows
(Unaudited)
	For the Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(3,386,404)	$(2,218,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based compensation	1,346,260	—
Amortization of broadcast rights	608,396	—
Bad Debt	21,564	14,027
Depreciation	56,837	24,364
Non-cash, stock-based compensation	—	477,230
Valuation adjustment related to non-cash compensation due to advisor	—	(79,970)
Additional consideration related to rights of convertible promissory notes	—	197,500
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(21,564)	(16,529)
Prepaid expenses	(50,000)	(52,350)
Other Assets	4,613	(50,000)
Increase (Decrease) in:
Accounts payable and accrued expenses	(1,001,973)	739,274
Accrued interest payable	(7,783)	716
Investor returns	—	(50,000)
Repayments on acquired broadcast rights	(758,000)	—
Net Cash Used in Operating Activities	(3,188,054)	(1,014,296)

Cash Flows from Investing Activities
Purchase of equipment	(599,131)	(567,938)
Net Cash Used in Investing Activities	(599,131)	(567,938)

Cash Flows from Financing Activities
Issuance of common stock for cash	—	3,729,875
Proceeds from warrant exercises	632,864	—
Net Cash Provided By Financing Activities	632,864	3,729,875

Net Increase (Decrease) in Cash and Cash Equivalents	(3,154,321)	2,147,641

Cash - Beginning of period	5,792,566	387,592

Cash - End of period	$2,638,245	$2,535,233

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income Taxes	$—	$—
Interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of Broadcast Rights	$84,000	—
Issuance of common stock to acquire software	$208,000	—
Issuance of Common Stock for settlement of accounts payable	$149,937	—
Issuance of convertible preferred stock to settle accrued litigation	$4,750,000
Issuance of common stock pursuant to anti-dilution agreement	$1,122	—
Conversion of convertible preferred stock to common stock	$7,844	—
Forfieture of stock based compensation	$271,563	—

See accompanying notes to unaudited consolidated financial statements

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Note 1 - Organization

SmartVideo Technologies, Inc. (“SmartVideo” or “the Company”) was incorporated in Florida on August 17, 1984, and on December 19, 2000, changed its corporate domicile to Delaware. Its wholly-owned subsidiary, OVT, Inc., d/b/a SmartVideo (“OVT”) was incorporated in the state of Georgia on August 31, 2000. SmartVideo is a media distribution services company. SmartVideo is in the business of obtaining the rights to video and television content for the mobile handset market and delivering the video content to mobile subscribers for a monthly fee or a portion of the associated advertising revenue. The Company specializes in the distribution of high-quality video and television programming through devices connected to the public internet and is currently focused on distribution to consumers with mobile display devices, cell phones and PDAs connected to the public Internet via wireless data networks and Wi-Fi.

Note 2 - Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $3,386,404 and net cash used in operations of $3,188,054, respectively for the three month period ended March 31, 2006. The Company also has an accumulated deficit of $43,340,160 at March 31, 2006.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and its ability to obtain additional financing for the development and marketing of its existing and future products and services. The Company intends to secure substantial additional debt or equity financing in the near future. There are no assurances that the Company will obtain sufficient additional financing, that such financing terms will be satisfactory to the Company and that the Company’s operations will be profitable in the foreseeable future. The Company has generated only minimal income from operations and has no assurance of any significant future revenues. The Company requires substantial additional financing. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 -Basis of Presentation and Significant Accounting Policies

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”).

(B) Principles of Consolidation

The Company consolidates its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) Cash and Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2006, the balance exceeded the federally insured limit by $2,553,532. Additionally, at March 31, 2006, the Company had $15,000 maintained under a compensating balance agreement. The $15,000 is retained due to potential credit card chargebacks that are unforeseen.

 (D) Equipment

Equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense was $56,837 and $24,364 for the three month periods ended March 31, 2006 and 2005, respectively.

Equipment consists of the following:

	March 31,	December 31,
	2006 (unaudited)	2005
Computer equipment	$1,267,222	$987,564
Proprietary software development	606,973	79,500
	1,874,195	1,067,064
Less accumulated depreciation	(407,478)	(350,641)
Property and equipment, net	$1,466,717	$716,423

(E) Broadcast Rights

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

 (G) Allowance for Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. In January 2005, the Company launched its direct-to-the-consumer mobile video service. While the Company uses many of the features developed for the core technology in delivering this new service, its focus on a direct-to-the-consumer model represents a significant change in direction. As a result of this change in business focus, the Company has fully reserved against all of its accounts receivable as of March 31, 2006. The allowance for doubtful accounts at March 31 2006 was $99,501.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(H) Earnings Per Share

In accordance with SFAS No. 128, “Earnings per Share” (“EPS”), basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at March 31, 2006 and 2005, respectively. Accordingly, the basic and diluted EPS are the same.

The following table is a summary of common stock equivalents outstanding at March 31, 2006 and 2005, respectively.

	For the Quarter ended March 31,
	2006	2005
	(Unaudited)
Common Stock Options	4,630,000	2,445,000
Common Stock Warrants	20,875,302	10,945,564
Total Common Stock Options and Warrants	25,505,302	13,390,564

(I) Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2006, we have adopted SFAS No. 123(R).

See additional disclosure in Notes 5 and 9

(J) Revenue Recognition

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)
(K) Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

Significant estimates during 2006 and 2005 include depreciable lives on property and equipment, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings, valuation and related amortization of intangible broadcast rights pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 63 and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

(L) Income Taxes

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

(M) Derivative Liabilities

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that Convertible Preferred Stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our unaudited consolidated financial position, results of operations and cash flows.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our unaudited consolidated financial position, results of operations and cash flows.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(N) Product Concentration

The Company derives a substantial portion of its revenues from two products and related services, business-to-business and direct-to-the-consumer mobile video service and is attempting to develop a broad and diverse subscriber base. For the quarter ended March 31, 2006, business-to-business and direct-to-consumer revenue accounts for 21% and 79% respectively. For the quarter ended March 31, 2005, business-to-business and direct-to-consumer revenue accounts for 67% and 33% respectively.

The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of market acceptance, technological change or other factors.

(O) Customer Concentration

For the quarter ended March 31, 2006 and 2005, the Company derived a substantial portion of its revenues from two customers accounting for 19% and 48% of its revenues, respectively.

(P) Recent Accounting Pronouncements

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

During 2005, the Company acquired intangible broadcast rights of $7,705,076 pursuant to various long term contracts with content providers. The Company recorded the fair value of these assets at gross cost with a corresponding credit to broadcast rights payable. The fair value of these acquired rights is based on the entire amount due under the terms of the initial agreement. During 2005, the Company entered into litigation surrounding one of its content providers. (See Note 9(A)). As a result, the Company reduced the gross value of its broadcast rights assets by $900,000, the fair value of the previously capitalized amount and decreased the related gross liability by $900,000.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

At March 31, 2006, amortization expense of broadcast rights accounted for $608,396 of the total broadcast rights expense of $527,713. Included in the total expense of $527,713 is approximately $80,000 in credits that were reflected in the quarter ended March 31, 2006.

At March 31, 2006 the Broadcast Rights Assets - net of accumulated amortization was $2,384,283. Broadcast Rights Assets - net of current portion was $2,380,845.

(B)	Liability

For the quarter ending March 31, 2006 and 2005, the Company paid $758,000 and $0, respectively to content providers pursuant to the terms of the related contracts.

Contracts payable - short term at March 31, 2006 were $2,429,000. Contracts payable - long-term at March 31, 2006 were $2,896,076.

Note 5 - Shareholders’ Equity

Quarter Ended March 31, 2006:

(A)	Preferred Stock

(1)    Capital Structure

As of March 31, 2006 the authorized preferred stock of the Company consists of 50,000,000 shares of $.001 par value Series A-1 preferred stock of which 11,666,666 shares are issued and 3,823,331 shares are outstanding and are designated as convertible.

(B)	Common Stock Issuances

(1)	Preferred Stock Conversions

During the quarter ended March 31, 2006, the Company converted 7,843,335 shares of Series A-1 Convertible Preferred Stock to shares of common stock on a one-to-one basis.

(2)	Accounts Payable

During the quarter ended March 31, 2006, the Company settled two outstanding vendor payables with unrelated third parties by issuing an aggregate 299,916 shares of common stock having an aggregate fair value of $357,937. Fair value was determined based on the quoted closing trading price on the dates of grant. The share prices on the dates of grant ranged from $0.75 - $2.08 per share. Of the total shares issued, 100,000 shares valued at $208,000, were applied directly against a vendor payable in connection with the purchase of computer software.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(3)	Warrant Conversions

During the quarter ended March 31, 2006, the Company issued 1,514,648 shares of common stock in connection with the exercise of previously granted stock purchase warrants. Of the total, 392,792 shares were issued pursuant to the warrant contractual exercise price. These exercise prices ranged from $1.50 - $2.00 per share. Total cash proceeds raised from conversions was $632,864. The remaining 1,121,856 shares were issued pursuant to a antidilution provision as stated in the related warrant contracts. The Company recorded related offsetting amounts in additional paid-in capital and common stock at the par value of the stock issued, the total was $1,122.

The following is a summary of all common stock issued during the quarter ended March 31, 2006:

	QUANTITY
ACTIVITY	OF SHARES	VALUATION
Preferred Stock Conversion	7,843,335	$-
Accounts Payable Settlements	299,916	357,937
Warrant Conversions	1,514,648	632,864
Totals	9,657,899	$990,801

(C)	Common Stock Options and Warrants

(1) Services

On January 19, 2006, the Company entered into a consulting agreement with Growth Consultants LLC (“consultant”). The term of the agreement is through June 30, 2006. Pursuant to the agreement, the consultant was issued 300,000 common stock purchase warrants having an exercise price of $3.00 per warrant. The Company will record approximately $1.4 million in deferred consulting expense at the grant date related to these warrants using fair value accounting as prescribed by SFAS No. 123R and the related Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$3.00
Expected dividend yield	0%
Expected volatility	122.37%
Risk free interest rate	4.50%
Expected life of option	5 years

For the quarter ended March 31, 2006, the Company recorded $569,700 in consulting expense. The remaining $854,550 is a component of deferred consulting.

(D)	Other Grants of Common Stock Options and Warrants

(1) 2004 Equity Incentive Plan

The Board of Directors of the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) effective January 1, 2004, to provide incentives to attract and retain officers, directors, and key employees. The 2004 Plan allows for the issuance of up to 5,000,000 shares of common stock. This Plan was approved by the shareholders at the annual meeting held on August 31, 2004.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(2) 2005 Equity Incentive Plan

The Board of Directors of the Company adopted the 2005 Stock Incentive Plan (“2005 Plan”). The Plan allows for the issuance of 10,000,000 shares of common stock. The Plan was approved by the shareholders on February 23, 2006.

The following tables summarize all stock option grants to employees and non-employees as of March 31, 2006:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2005	3,480,000	$2.03
Granted	1,650,000	2.23
Exercised	—	—
Forfeited	(500,000)	1.00
Balance at March 31, 2006	4,630,000	$2.21
Options exercisable at March 31, 2006	2,144,063	$2.20
Weighted average fair value of options
granted during the quarter ended March 31, 2006		$2.21

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Options Outstanding				Options Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
Range of	at	Remaining	Average	at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Price	2006	Life	Price	2006	Price
$0.90	250,000	9.28 Years	$0.90	62,500	$0.90
$1.00	360,000	8.40 Years	$1.00	360,000	$1.00
$1.50	200,000	9.17 Years	$1.50	200,000	$1.50
$1.58	25,000	9.16 Years	$1.58	4,688	$1.58
$1.90	500,000	9.59 Years	$1.90	125,000	$1.90
$1.95	100,000	9.94 Years	$1.95	—	$1.95
$2.10	1,350,000	9.92 Years	$2.10	280,000	$2.10
$2.25	680,000	6.79 Years	$2.25	486,875	$2.25
$2.30	150,000	8.68 Years	$2.30	80,000	$2.30
$2.53	25,000	9.93 Years	$2.53	—	$2.53
$2.77	25,000	9.93 Years	$2.77	—	$2.77
$2.90	20,000	9.03 Years	$2.90	3,750	$2.90
$2.91	30,000	9.05 Years	$2.91	5,625	$2.91
$2.95	15,000	8.51 Years	$2.95	5,625	$2.95
$3.27	150,000	9.90 Years	$3.27	5,000	$3.27
$3.50	750,000	8.27 Years	$3.50	525,000	$3.50
	4,630,000	9.04 Years	$2.21	2,144,063	$2.20

At March 31, 2006, the Company had a total of 25,505,302 warrants outstanding. Of these warrants, 20,875,302 are exercisable. The life of the warrants range from zero to five years. The exercise price of these warrants range from $0.75 to $6.50. See additional disclosure above regarding activity.

(3) Stock Plans

For the quarter ended March 31, 2006, the Company adopted SFAS No. 123(R). Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

For the quarter ended March 31, 2005, pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. For purposes of presenting the comparative 2005 pro forma financial statement information, the Company has determined the amount of share based awards previously accounted for pursuant to APB No. 25 prior to January 1, 2006 and recorded the appropriate expense as if SFAS No. 123R had been followed in the previous comparative period.

The following table illustrates the effect on the consolidated net loss and net loss per share if the Company had accounted for its stock-based compensation plans using SFAS No. 123R for the employee share based awards.

	For the Quarter Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Net loss to common shareholders, as reported	$(3,386,404)	$(2,218,558)
Add: Stock-based employee compensation expense included in reported net loss,
net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects	—	(154,434)
Pro forma net loss to common shareholders	$(3,386,404)	$(2,372,992)
Basic and diluted net loss per share, as reported	$(0.11)	$(0.09)
Pro forma basic and diluted net loss per share	$(0.11)	$(0.10)

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 4.50%, expected dividend yield of 0%, expected volatility factor was 179.5% with an expected life of three years.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

For the quarter ended March 31, 2006, the Company recorded a charge to income in the amount of approximately $517,000 for the effects of the adoption of FASB 123(R) in the current year for employee share based awards.

Note 6 – Office Space

In May 2005, the Company assumed a sublease for approximately 25,000 square feet of office space in Duluth, Georgia. This office space currently serves as the Company’s corporate headquarters. This sublease calls for monthly rental payments of approximately $23,000 and terminates on August 31, 2007. Rent expense for the three months ended March 31, 2006 and 2005 was $69,499 and $30,433, respectively.

Note 7 – Promissory Notes

Concurrent with the merger on November 26, 2002, the Company agreed to assume a $50,000 loan payable to a third party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $10,682 as of March 31, 2006. At March 31, 2006, the Company has recorded an aggregate $60,682 for loans payable and related accrued interest.

The Company had a $325,000 note payable to an entity owned by the spouse of a former shareholder, bearing interest at 8%. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due and are accrued as of March 31, 2006, but are in dispute as of September 30, 2005. At March 31, 2006, the company has recorded an aggregate $55,886 for amounts due to former related parties. (See Note 8)

Note 8 – Related Party Transactions

The Company had a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8%. (See Note 7)

The Company had advances from individual holders of more than 10% of the Company’s common stock amounting to $2,575 at March 31, 2006. These advances are payable on demand and do not bear interest.

On March 7, 2006, a Director of the Company converted 25,000 warrants to 25,000 shares of common stock. These warrants were exercised at a price of $1.50 for 12,500 common shares and $2.00 for an additional 12,500 common shares.

Note 9 – Commitments and Contingencies

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

(A) Legal Settlement and Related Loss Contingency Accruals

On January 30, 2006, a settlement was reached whereby this former consultant and their attorneys received an aggregate 1,000,000 registered shares of Series A-1, Convertible Preferred Stock in full settlement of related claims for compensation of past services. At December 31, 2005, based on the settlement date of January 30, 2006, the Company accrued a settlement liability and related settlement expense of $4,750,000 based on the quoted closing trading price of $4.75 per share for the underlying common shares of the Series A-1, Convertible Preferred Stock in an assumed conversion. On March 7, 2006, these shares were converted into 1,000,000 shares of common stock.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

On or about January 18, 2006, Wilson W. Hendricks, III filed a complaint in the County Court, Seventh Judicial Circuit, in and for St. John’s County, Florida against the Company for an unspecified amount of damages in excess of $15,000 relating to lost wages, unreimbursed business expenses and 500,000 non-qualified stock option as a result of the Company’s alleged breach of promise to employ Mr. Hendricks. The Company denies all liability to Mr. Hendricks and intends to vigorously defend itself against all clams made by him. Currently, there is no accrued contingency loss as a resolution to this matter is in the discussion phase only. Additionally, pursuant to SFAS No. 5, there is no basis for accrual at March 31, 2006.

On January 19, 2006, the Company received a letter on behalf of Mantra Films, Inc. demanding that the Company pay cash damages of $791,244 as a result of the Company’s breach of its guarantee obligation under the terms of an agreement between Cell Phone Entertainment, LLC, Mantra Films, Inc. and the Company (as Guarantor) dated September 30, 2004. Mantra Films, Inc. alleges that Cell Phone Entertainment, LLC and the Company have failed to make certain guaranteed minimum license payments due under the agreement. As a result of the alleged failure to make such minimum payments, Mantra Films, Inc. has terminated the agreement. The $791,244 amount demanded represents the entire contract amount, including both past due payments and future guaranteed license fees, totaling $900,000, which amount has been reduced by payments made and certain prepaid insurance premiums in the amount of $108,756. We believe that we have meritorious defenses to any claims for payment under the agreement and we intend to vigorously defend against any such claims. There can be no assurances at this time that we will be successful in defending Mantra Film, Inc.’s damage claim. As a result the Company has accrued approximately $791,000 for settlement at March 31, 2006.

(B) Other Litigation

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against the Company, the Chief Executive Officer and sole director, Richard E. Bennett, Jr. and the Company’s securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. The Company and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards & Angell, LLP the right to appeal a chambers judge’s decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards & Angell, LLP. Since the court’s entry of judgment in the appeal, Mr. Hamouth has taken no further steps in his claims against the Company or Mr. Bennett. The Company intends to vigorously defend any claims made by Mr. Hamouth should further action be taken by him in this dispute. At March 31, 2006, there are no related accrued contingency losses.

On July 5, 2004, the Company entered into a distribution agreement with Open Systems Solution, Ltd. certain issues arose regarding the terms of the agreement and the parties have mutually agreed to terminate the contract. The parties are currently engaged in the process of ending the relationship pursuant to the terms and conditions of a settlement agreement which is anticipated to provide for a release of all actual or potential claims against the Company, its officers and its directors. At March 31, 2006, there are no related accrued contingency losses.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

On December 15, 2005, we received a letter on behalf of Enable Growth Partners, L.P. demanding that the Company pay cash damages of $1,757,568 within five business days thereafter. Enable Growth Partners, L.P. alleges that it sold 295,001 shares of the our common stock in the public markets during November 2005 in reliance on our Registration Statement on Form SB-2 that was declared effective on July 1, 2005. We were unable to issue unlegended shares to cover Enable Growth Partners, L.P.’s alleged sale of 295,001 shares because such registration statement did not contain current information regarding the Company. As a result, Enable Growth Partners, L.P. alleges that it was required to purchase shares of our common stock in the open market to satisfy its sale of such securities. We believe that we have meritorious defenses to the claims for damages in the amount of $1,757,568, and we intend to vigorously defend against any such claims. At March 31, 2006, there are no related accrued contingency losses.

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

(C) Employment Agreement

On February 28, 2006, SmartVideo Technologies, Inc. (the “Company”) entered into an employment agreement with the President for a period of two years. The President is entitled to a base salary of $200,000 per annum, which may be increased at the discretion of the Compensation Committee of the Board of Directors. The Company also granted Mr. Ross an Incentive Stock Option (“ISO”) to purchase an aggregate of 476,190 shares of the Company’s common stock (“Common Stock”) and a Non-qualified Stock Option (“NQSO”) to purchase an aggregate of 523,810 shares of the common stock. The ISO and the NQSO are each exercisable at $2.10 per share for a period of ten years from the grant date. The ISO vests in the following percentages and at the following times: (1) 10% of the shares vested on February 28, 2006, and (2) 10% of the shares vest on each anniversary date thereof for the succeeding nine years. The NQSO vests in the following percentages and at the following times: (1) 50% of the shares vested on February 28, 2006, and (2) the balance of the shares vest on February 28, 2007. The Company will value these grants pursuant to SFAS No. 123R

Note 10 - Subsequent Events

On or about April 10, 2006, 13 investors in the Company’s private placement of common stock and warrants in December 2004 filed a complaint in the United States District Court, Northern District of Georgia (Case No. 1:06-CV-0850MHS), against the Company, seeking damages in excess of $1.8 million as a result of the Company’s alleged breach of the registration rights agreements with the plaintiffs by restricting the plaintiffs’ ability to sell their shares and exercise their warrants during the period late October 2005 through the third week in January 2006. The plaintiffs also seek additional damages in excess of $1.8 million as a result of the Company’s alleged failure to “ratchet down” or reduce the exercise price of certain warrants. The Company believes that it has meritorious defenses to the claims for damages, and the Company will vigorously defend itself against all such claims. At March 31, 2006, there are no related accrued contingency losses.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

On April 10, 2006, Christopher Smith and Paramount Trading Co., Inc. (“Paramount”) filed a complaint in the United States District Court, North District of Georgia (Case No. 1:06-00849-MHS), against the Company, seeking damages in excess of $10.7 million for the Company’s alleged breach of its obligation to make certain shares held by the Mr. Smith and Paramount freely tradable. The plaintiffs have also alleged that the Company has failed to cause each of Richard Bennett, Roger Dunavant and Robert Walters to return 1 million shares of common stock to the Company pursuant to the terms of a stock exchange agreement dated November 19, 2002. The Company believes that it has meritorious defenses to plaintiffs’ claims, and the Company will vigorously defend itself against all such claims. At March 31, 2006, there are no related accrued contingency losses.

On April 14, 2006, SmartVideo Technologies, Inc. (the “Company”), OVT, Inc., a wholly-owned subsidiary of the Company, Richard E. Bennett, Jr., Robert J. Walters and William R. Dunavant entered into an agreement, pursuant to which each of Messrs. Bennett, Walters and Dunavant forfeited their right to receive 305,555 shares of the Company’s common stock which they were entitled to receive pursuant to the terms of that certain Amended and Restated Stock Exchange Agreement (“Stock Exchange Agreement”) dated as of November 19, 2002 among Armagh Group Inc., a predecessor to the Company, OVT, Inc., and Messrs. Bennett, Walters and Dunavant. In exchange for forfeiting the 916,665 shares of the Company’s common stock, waiving their rights to rescind the transaction set forth in the Stock Exchange Agreement and in consideration of the effort that Messrs. Bennett, Walters and Dunavant put forth to create and improve the Company's technology and to position the Company for growth, the Company waived its right to require each of Messrs. Bennett, Walters and Dunavant to return 1,000,000 shares of the Company’s common stock to the Company under the terms of the Stock Exchange Agreement. On February 28, 2006, the Company's Board of Directors authorized the Company to enter into the agreement.

 Item 2. Management’s Discussion and Analysis or Plan of Operation

The discussion in this report contains forward-looking statements that involve risks and uncertainties. SmartVideo’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below. You should also carefully review the risk factors set forth in other reports or documents that SmartVideo files from time to time with the United States Securities and Exchange Commission, particularly our Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included in this report.

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

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

The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations includes:

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

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

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2006, we have adopted SFAS No. 123(R).

Results of Operations

Three Months Ended March 31, 2006 compared to 2005

Revenues

Revenues for the three month period ended March 31, 2006 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers. Our revenues increased by approximately $88,000 for the three months ended March 31, 2006 as compared to the same period in 2005. This increase is primarily attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct-to-the-consumer.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Broadcast rights

Broadcast rights for the three months ended March 31, 2006 are approximately $528,000 as compared to $0 for the same period in 2005. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $189,000 for the three months ended March 31, 2006 as compared to the same period in 2005. As our industry and company continues to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and relying less on the use of consultants for discrete projects.

Consulting and professional fees

Our consulting and professional fees have increased by approximately $477,000 for the three months ended March 31, 2006 when compared to the same period in 2005. This increase in consulting fees for the three months ended March 31, 2006 is primarily attributable to the consulting agreement with Growth Consultants LLC.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $91,000 for the three months ended March 31, 2006 when compared to 2005 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Stock-based Compensation

For the three months ended March 31, 2006, we have recorded approximately $777,000 as compared to $477,000 for the three months ended March 31, 2005 in non-cash, stock-based compensation expense related to the issuance of these warrants reflecting the conclusion of the arrangements. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

Depreciation

Depreciation expense for the three months ended March 31, 2006 increased by approximately $32,000 when compared to the same period in 2005. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Expense

Interest expense for the three months ended March 31, 2006 and 2005 was approximately $800 and $198,000, respectively. The increase was attributed to the issuance of additional shares of common stock as additional consideration related to the rights of certain convertible debtholders.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities, trade shows, and other general and administrative expenses. Our selling, general and administrative costs decreased approximately $125,000 for the three months ended March 31, 2006 when compared to the same period in 2005.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Liquidity and Capital Resources

To date, we have generated only minimal revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on Private Placements and loans from shareholders and other related entities.

It is anticipated that we will need to raise at least $6,000,000 over the course of the next 12 months to fund our current level of operations. There can be no assurance, however, that such financing will be available to us or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

Going Concern

We have incurred recurring losses and negative cash flows since inception. As of and for the three months ended March 31, 2006, we had an accumulated deficit of $43,340,160, a consolidated net loss of $3,386,404 and consolidated net cash flows used in operations of $3,188,054. These matters raise substantial doubt about our ability to continue as a going concern. Our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

Cash flows generated from operating activities during 2006 were not sufficient to offset our operating expenditures. Our operations to date have been financed primarily through sales of our securities. We anticipate, based on our currently proposed plans and assumptions relating to operations, that the net proceeds from our recent financings, together with projected cash flow from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures through December 31, 2006. As a result, it will be necessary for us to secure additional financing to support our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in any of the previously disclosed litigation matters.

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, the Company issued 392,792 shares of common stock as a result of the exercise of previously granted stock purchase warrants. The Company received gross proceeds from the exercise of the warrants in the amount of $632,875. The Company will use the proceeds from the exercise of the warrants for general corporate purposes. The shares were issued pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

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

Item 5. Other Information

None

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Item 6. Exhibits

Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

SmartVideo Technologies, Inc. and Subsidiary
 Notes to condensed consolidated financial statements
(Unaudited)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC.
By:	/s/ Richard E. Bennett, Jr.	May 12, 2006
	Richard E. Bennett, Jr.	Date
Chief Executive Officer, & Chief Financial Officer (Principal Executive Officer) (Chief Financial Officer and Principal Accounting Officer)