Form 10-Q
period 2006-06-30
SMART VIDEO TECHNOLOGIES INC
filed 2006-08-10
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

  FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The total number of shares of the issuer’s common stock, $.001 par value, outstanding on August 8, 2006 was 39,420,619.

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

•	our programming costs may increase beyond our current expectations and we may be unable to obtain or renew programming agreements on acceptable terms or at all;
•
we are heavily dependent on complex information technologies and their support infrastructures; weaknesses in our information technology systems could have an adverse impact on our business; we may have difficulty attracting and retaining qualified personnel to maintain our information technology infrastructure;

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

-ii-

PART I - FINANCIAL INFORMATION
SmartVideo Technologies, Inc. and Subsidiary
 Consolidated Balance Sheets
(Unaudited)

	June30,	December 31,
	2006	2005
Assets

Current Assets
Cash	$651,172	$5,792,566
Accounts receivable – net of allowance for doubtful accounts of $123,162 and $77,937	-	-
Broadcast rights - net of accumulated amortization of $2,348,948 and $1,740,552	2,324,666	2,408,525
Prepaid expenses	166,847	-
Restricted cash	5,858,497	-
Total Current Assets	9,001,182	8,201,091

Property and Equipment, net of accumulated depreciation of $601,742 and $350,641	1,337,402	716,423

Other Assets
Broadcast rights, net of current portion	1,832,692	2,880,999
Other	117,280	122,161
Total Other Assets	1,949,972	3,003,160

Total Assets	$12,288,556	$11,920,674

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,347,833	$2,905,618
Contracts payable - broadcast rights	2,562,575	2,283,500
Escrow payable / Deposit liability	5,849,985	-
Accrued settlement expenses	791,244	5,541,244
Due to related parties	55,886	64,429
Loan payable and related accrued interest	61,457	59,922
Total Current Liabilities	11,668,980	10,854,713

Long-Term Liabilities
Contracts payable — broadcast rights - net of current portion	2,284,001	3,386,576

Total Liabilities	13,952,981	14,241,289

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $.001 par value, 12,000,000 shares authorized, 12,000,000 shares
issued and no shares outstanding as of June 30, 2006 and December 31, 2005	-	-
Preferred stock, Series B, 7% Convertible, $1,000 par value, 2,500 shares authorized,
no shares issued and outstanding as of June 30, 2006 and December 31, 2005	-	-
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized, 11,666,666 shares issued and 3,369,999 outstanding as of June 30,
2006, 10,666,666 shares issued and outstanding as of December 31, 2005	3,370	10,667
Common stock, $.001 par value, 150,000,000 shares authorized, 39,217,509 shares issued and outstanding as of June 30, 2006, 28,688,463 shares issued and
outstanding as of December 31, 2005	39,217	28,689
Additional paid-in capital	49,634,731	39,027,618
Less: Deferred consulting fees	(1,790,886)	(1,433,833)
Accumulated deficit	(49,550,857)	(39,953,756)
Total Stockholders' Deficit	(1,664,425)	(2,320,615)

Total Liabilities and Stockholders' Deficit	$12,288,556	$11,920,674

See accompanying  notes to unaudited consolidated financial statements

SmartVideo Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Revenue	$166,432	$38,360	$279,398	$63,492
Total Revenues	166,432	38,360	279,398	63,492

Operating Expenses
Broadcast rights	630,311	509,351	1,158,025	509,351
Compensation and benefits	810,649	463,847	1,301,738	766,396
Consulting and professional fees	1,534,477	387,613	2,267,616	643,139
Data center	285,590	214,680	505,211	343,082
Depreciation	194,264	78,293	275,446	102,657
Settlement expense	648,000	-	648,000	-
Stock-based compensation	1,398,233	2,624,385	2,174,793	3,101,615
Selling, general and administrative	906,864	208,004	1,646,424	1,065,403
Total Operating Expenses	6,408,388	4,486,173	9,977,253	6,531,643

Loss from Operations	(6,241,956)	(4,447,813)	(9,697,855)	(6,468,151)

Other Income (Expense)
Interest income	32,034	8,838	77,601	8,838
Interest expense	(775)	(1,208)	(1,535)	(199,428)
Total Other Income(Expense), Net	31,259	7,630	76,066	(190,590)

Net Loss	$(6,210,697)	$(4,440,183)	$(9,621,789)	$(6,658,741)

Net Loss per Share - Basic and Diluted	$(0.16)	$(0.17)	$(0.28)	$(0.27)

Weighted Average Common Shares
Outstanding during the Period	38,747,962	25,999,179	34,249,364	25,122,648

See accompanying notes to unaudited consolidated financial statements

SmartVideo Technologies, Inc. and Subsidiary
 Consolidated  Statements of  Cash Flows
 (Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(9,621,789)	$(6,658,741)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of stock options pursuant to SFAS No. 123R	1,213,902	-
Amortization of stock based compensation	1,424,250	-
Amortization of broadcast rights	1,216,167	235,909
Bad debt	45,895	30,287
Depreciation	275,446	102,657
Issuance of common stock for legal settlement	648,000	-
Non-cash, stock-based compensation	1,232,454	3,101,615
Valuation adjustment related to non-cash compensation due to advisor	-	(513,174)
Additional consideration related to rights of convertible promissory notes	-	197,500
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(45,225)	(32,009)
Prepaid expenses	(166,847)	72,687
Restricted cash	(5,858,497)
Other assets	4,881	(142,261)
Increase (Decrease) in:
Accounts payable and accrued expenses	(163,236)	711,944
Accrued interest payable	(7,008)	1,440
Escrow payable / Deposit liability	5,849,985
Investor returns		(114,500)
Repayments on acquired broadcast rights	(1,216,000)	-
Net Cash Used in Operating Activities	(5,167,622)	(3,006,646)

Cash Flows from Investing Activities
Purchase of equipment	(872,080)	(749,245)
Net Cash Used in Investing Activities	(872,080)	(749,245)

Cash Flows from Financing Activities
Redemption of warrants	(45,667)	-
Issuance of common stock for cash	-	3,729,875
Proceeds from warrant exercises	943,975	-
Net Cash Provided By Financing Activities	898,308	3,729,875

Net Decrease in cash and cash equivalents	(5,141,394)	(26,016)

Cash - Beginning of year	5,792,566	387,592

Cash - End of Period	$651,172	$361,576

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of broadcast rights	$84,000	$6,593,519
Issuance of common stock to acquire software	$208,000	$-
Issuance of common stock for settlement of accounts payable	$149,937	$-
Issuance of convertible preferred stock to settle accrued litigation	$4,750,000	$-
Issuance of common stock pursuant to anti-dilution agreement	$1,122	$-
Conversion of convertible preferred stock to common stock	$8,297	$-
Forfeiture of stock based compensation	$271,563	$-

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

Note 2 - Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $9,621,789 and net cash used in operations of $5,167,622, respectively for the six month period ended June 30, 2006. The Company also has an accumulated deficit of $49,550,857 at June 30, 2006.

We anticipate, based on our proposed plans and assumptions relating to operations that the net proceeds from the closing of our most recent financing in July 2006, together with revenues generated from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond June 2007. There can be no assurance that we will be able to secure financing on acceptable terms at that time or at all. If adequate funds are not available or not available on acceptable terms, we will be unable to continue as a going concern.

Note 3 -Basis of Presentation and Significant Accounting Policies

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”).

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2006, the balance exceeded the federally insured limit by $6,424,689. The Company currently has a restricted cash account that has collected funds related to its new financing activity that has been kept separate from operating cash. The Company maintains a liability/reserve on the balance to account for these investor fund transaction that has not been completed. Additionally, at June 30, 2006, the Company had $15,000 maintained under a compensating balance agreement. The $15,000 is retained due to potential credit card chargebacks that are unforeseen.

  (D) Equipment

Equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense for the six and three month periods are detailed as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Depreciation	$194,264	$78,293	$275,446	$102,657

Equipment consists of the following:

	June 30,	December 31,
	2006	2005

Computer equipment	$1,307,671	$987,564
Proprietary software development	631,473	79,500
	1,939,144	1,067,064
Less accumulated depreciation	(601,742)	(350,641)
Property and equipment, net	$1,337,402	$716,423

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

  (G) Allowance for Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. In January 2005, the Company launched its direct-to-the-consumer mobile video service. While the Company uses many of the features developed for the core technology in delivering this new service, its focus on a direct-to-the-consumer model represents a significant change in direction. As a result of this change in business focus, the Company has fully reserved against all of its accounts receivable as of June 30, 2006. The allowance for doubtful accounts at June 30, 2006 was $123,162.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(H) Earnings Per Share

In accordance with SFAS No. 128, “Earnings per Share” (“EPS”), basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at June 30, 2006 and 2005, respectively. Accordingly, the basic and diluted EPS are the same.

The following table is a summary of common stock equivalents outstanding at June 30, 2006 and 2005, respectively.

	For the Six Months Ended
	June 30,
	2006	2005
Common Stock Options	7,260,000	4,280,000
Common Stock Warrants	20,460,486	10,945,564
Total Common Stock Options and Warrants	27,720,486	15,225,564

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

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
Revenues	$25,180	15%	$19,393	51%	$48,971	18%	$36,172	57%
Content delivery - retail	141,252	85%	18,967	49%	230,427	82%	27,320	43%

Total Revenue	$166,432	100%	$38,360	100%	$279,398	100%	$63,492	100%

The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of market acceptance, technological change or other factors.

(O) Customer Concentration

For the quarter ended June 30, 2006 and 2005, the Company derived a substantial portion of its revenues from two customers accounting for 13% and 42% of its revenues, respectively. For the six months ended June 30, 2006 and 2005, the Company derived a substantial portion of its revenues from two customers accounting for 15% and 45% of its revenues, respectively.

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

For the six months ended June 30, 2006, amortization expense of broadcast rights accounted for $1,216,167 of the total broadcast rights expense of $1,158,025. Included in the total expense of $1,158,025 is approximately $80,000 in credits that were reflected in the six months ended June 30, 2006. For the quarter ended June 30, 2006, amortization expense of broadcast rights accounted for $607,771 of the total broadcast rights expense of $630,311.

For the six months ended June 30, 2006 the Broadcast Rights Assets - net of accumulated amortization was $2,324,666. Broadcast Rights Assets - net of current portion was $1,832,692.

(B)	Liability

For the six months ended June 30, 2006 and 2005, the Company paid $1,216,000 and $50,000, respectively to content providers pursuant to the terms of the related contracts.

Contracts payable - short term at June 30, 2006 were $2,562,575. Contracts payable - long-term at June 30, 2006 were $2,284,001.

Note 5 - Shareholders’ Equity

Six Months Ended June 30, 2006:

(A)	Preferred Stock

(1)    Capital Structure

As of June 30, 2006 the authorized Preferred Stock of the Company consists of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 3,369,999 shares are outstanding and are designated as convertible.

(B)	Common Stock Issuances

(1) Capital Structure

As of June 30, 2006, the authorized common stock of the Company consists of 150,000,000 shares of $.001 par value.

(2)	Preferred Stock Conversions

During the six months ended June 30, 2006, the Company converted 8,296,667 shares of Series A-1 Convertible Preferred Stock to shares of common stock on a one-to-one basis.

(3)	Accounts Payable

During the six months ended June 30, 2006, the Company settled two outstanding vendor payables with unrelated third parties by issuing an aggregate 299,916 shares of common stock having an aggregate fair value of $357,937. Fair value was determined based on the quoted closing trading price on the dates of grant. The share prices on the dates of grant ranged from $0.75 - $2.08 per share. Of the total shares issued, 100,000 shares valued at $208,000, were applied directly against a vendor payable in connection with the purchase of computer software.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(4)	Warrant Conversions

During the six months ended June 30, 2006, the Company issued 1,929,463 shares of common stock in connection with the exercise of previously granted stock purchase warrants. Of the total, 807,607 shares were issued pursuant to the warrant contractual exercise price. These exercise prices ranged from $0.75 - $2.00 per share. Total cash proceeds raised from conversions was $943,975. The remaining 1,121,856 shares were issued pursuant to a antidilution provision as stated in the related warrant contracts. The Company recorded related offsetting amounts in additional paid-in capital and common stock at the par value of the stock issued, the total was $1,122.

During the quarter ended June 30, 2006, the Company redeemed 456,666 callable warrants at a price of $.10 per warrant in the amount of $ 45,667 to additional paid in capital.

The following is a summary of all common stock issued during the six months ended June 30, 2006:

ACTIVITY	QUANTITY OF SHARES	VALUATION
Preferred Stock Conversion	8,296,667	$-
Accounts Payable Settlements	299,916	357,937
Warrant Conversions	1,929,463	943,975
Sale of Common Stock	3,000	3
Totals	10,529,046	$1,301,915

(C)	Common Stock Options and Warrants

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

For the quarter ended June 30, 2006, the Company recorded $854,550 in consulting expense. The Company recorded $1,424,250 in consulting expense for the six months ended June 30, 2006.

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

The following tables summarize all stock option grants to employees and non-employees as of June 30, 2006:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2005	3,480,000	$2.03
Granted	4,680,000	1.95
Exercised
Forfeited	(900,000)	1.00
Balance at June 30, 2006	7,260,000	$1.95

Options exercisable at June 30, 2006	2,815,937	$2.02
Weighted average fair value of options granted during the six months ended June 30, 2006		$1.81

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Options Outstanding				Options Exercisable
Range of	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Price	June 30, 2006	Contractual Life	Price	June 30, 2006	Price
$0.90	250,000	9.03 Years	$0.90	187,500	$0.90
$1.00	360,000	8.15 Years	$1.00	360,000	$1.00
$1.36	275,000	9.70 Years	$1.36	-	$1.36
$1.40	100,000	9.72 Years	$1.40	-	$1.40
$1.44	150,000	10.63 Years	$1.44	-	$1.44
$1.48	250,000	9.39 Years	$1.48	100,000	$1.48
$1.50	200,000	8.92 Years	$1.50	200,000	$1.50
$1.55	1,700,000	8.86 Years	$1.55	425,000	$1.55
$1.58	25,000	8.91 Years	$1.58	6,250	$1.58
$1.75	25,000	9.64 Years	$1.75	-	$1.75
$1.86	100,000	9.50 Years	$1.86	-	$1.86
$1.90	500,000	9.35 Years	$1.90	250,000	$1.90
$1.91	280,000	9.64 Years	$1.91	-	$1.91
$1.95	100,000	9.69 Years	$1.95	37,500	$1.95
$2.10	1,350,000	9.67 Years	$2.10	300,000	$2.10
$2.20	150,000	9.69 Years	$2.20	150,000	$2.20
$2.25	280,000	6.54 Years	$2.25	104,375	$2.25
$2.30	150,000	8.43 Years	$2.30	95,000	$2.30
$2.53	25,000	9.68 Years	$2.53	3,125	$2.53
$2.77	25,000	9.68 Years	$2.77	3,125	$2.77
$2.90	20,000	8.78 Years	$2.90	5,000	$2.90
$2.91	30,000	8.80 Years	$2.91	7,500	$2.91
$2.95	15,000	8.26 Years	$2.95	6,562	$2.95
$3.27	150,000	9.65 Years	$3.27	-	$3.27
$3.50	750,000	8.02 Years	$3.50	575,000	$3.50
	7,260,000	9.13 Years	$1.95	2,815,937	$2.02

At June 30, 2006, the Company had a total of 20,460,486 warrants outstanding. Of these warrants, 20,460,486 are exercisable. The life of the warrants range from zero to five years. The exercise price of these warrants range from $0.75 to $6.50. See additional disclosure above regarding activity.

(3) Stock Plans

In 2006, the Company adopted SFAS No. 123(R). Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

For the quarter and six months ended June 30, 2005, pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. For purposes of presenting the comparative 2005 pro forma financial statement information, the Company has determined the amount of share based awards previously accounted for pursuant to APB No. 25 prior to January 1, 2006 and recorded the appropriate expense as if SFAS No. 123R had been followed in the previous comparative period.

The following table illustrates the effect on the consolidated net loss and net loss per share if the Company had accounted for its stock-based compensation plans using SFAS No. 123R for the employee share based awards.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss to common shareholders, as reported	$(6,210,697)	$(4,440,183)	$(9,621,789)	$(6,658,741)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(320,806)	-	(475,240)
Pro forma net loss to common shareholders	$(6,210,697)	$(4,760,989)	$(9,621,789)	$(7,133,981)

Basic and diluted net loss per share, as reported	$(0.21)	$(0.17)	$(0.32)	$(0.27)
Pro forma basic and diluted net loss per share	$(0.21)	$(0.18)	$(0.32)	$(0.28)

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 4.875%, expected dividend yield of 0%, expected volatility factor was 122.76% with an expected life of three years.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

For the quarter and six months ended June 30, 2006, the Company recorded a charge to income in the amount of approximately $695,000 and $1,212,000 respectively for the effects of the adoption of FASB 123(R) in the current year for employee share based awards.

Note 6 - Office Space

In May 2005, the Company assumed a sublease for approximately 25,000 square feet of office space in Duluth, Georgia. This office space currently serves as the Company’s corporate headquarters. This sublease calls for monthly rental payments of approximately $23,000 and terminates on August 31, 2007. Rent expense for the three months ended June 30, 2006 and 2005 was $69,499 and $83,583, respectively. For the six months ended June 30, 2006 and 2005, rent expense was $138,999 and $114,014, respectively.

Note 7 - Promissory Notes

Concurrent with the merger on November 26, 2002, the Company agreed to assume a $50,000 loan payable to a third party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $11,457 as of June 30, 2006. At June 30, 2006, the Company has recorded an aggregate $61,457 for loans payable and related accrued interest.

The Company had a $325,000 note payable to an entity owned by the spouse of a former shareholder, bearing interest at 8%. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004. However, we have received notice of additional late charges in the amount of $53,311 associated with this note payable that may be due and are accrued as of June 30, 2006, but are in dispute as of September 30, 2005. At June 30, 2006, the company has recorded an aggregate $55,886 for amounts due to former related parties. (See Note 8)

Note 8 - Related Party Transactions

The Company had a $325,000 note payable to an entity owned by the spouse of a shareholder, bearing interest at 8%. (See Note 7)

The Company had advances from individual holders of more than 10% of the Company’s common stock amounting to $2,575 at June 30, 2006. These advances are payable on demand and do not bear interest.

On March 7, 2006, a Director of the Company converted 25,000 warrants to 25,000 shares of common stock. These warrants were exercised at a price of $1.50 for 12,500 common shares and $2.00 for an additional 12,500 common shares.

On July 17, 2006, the Company completed an equity financing pursuant to a securities purchase agreement dated July 7, 2006 among the Company and 74 accredited investors (“Investors”) (See note 10). Included with these Investors are two board members along with an officer of the Company which invested $350,000 in exchange for 280,000 shares of common stock ($1.25 per share). These individuals also received 280,000 warrants under the same terms as all the other investors that participated in the financing.

In conjunction with the equity financing, a family member of a board member invested $100,000 in exchange for 80,000 shares of common stock ($1.25 per share). This individual also received 80,000 warrants under the same terms as the other investors.

Note 9 - Commitments and Contingencies

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

(A) Legal Settlement and Related Loss Contingency Accruals

On December 15, 2005, we received a letter on behalf of Enable Growth Partners, L.P. demanding that the Company pay cash damages of $1,757,568 within five business days thereafter. Enable Growth Partners, L.P. alleges that it sold 295,001 shares of the our common stock in the public markets during November 2005 in reliance on our Registration Statement on Form SB-2 that was declared effective on July 1, 2005. We were unable to issue unlegended shares to cover Enable Growth Partners, L.P.’s alleged sale of 295,001 shares because such registration statement did not contain current information regarding the Company. As a result, Enable Growth Partners, L.P. alleges that it was required to purchase shares of our common stock in the open market to satisfy its sale of such securities. On June 8, 2006, the Company entered into a settlement and release agreement (“Settlement Agreement”) with Enable. Pursuant to the terms of the Settlement Agreement, the Company issued 450,000 shares of the Company’s common stock to Enable, in exchange for Enable agreeing to release the Company and its directors, officers, shareholders, employees and agents from all suits, claims, charges, liabilities and causes of action arising out of, relating to, or in connection with Enable’s allegations. The closing price of the Company’s common stock on June 8, 2006 was $1.44 per share. In order to compensate the Company for issuing shares to Enable, Richard E. Bennett, Jr., one of our directors and Chief Executive Officer, agreed to cause RB Family Holdings Ltd. to return 450,000 shares of the Company’s common stock owned by RB Family Holdings Ltd. to the Company for cancellation.

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

On or about January 18, 2006, Wilson W. Hendricks, III filed a Complaint in the County Court, Seventh Judicial Circuit, in and for St. John’s County, Florida against the Company. Mr Hendricks is claiming damages in excess of $600,000 for lost wages and un-reimbursed expenses. He is also claiming that the Company failed to issue 500,000 non-qualified stock options to which he believes he is entitled. Mr. Hendrick’s main claims are that he was wrongfully discharged from the Company and that the Company failed to grant him promised stock options. On June 22, 2006, the Court entered an Order that the parties shall proceed to mediation on or before October 31, 2006. The Company intends to vigorously defend against Mr. Hendrick’s claims, although there can be no assurances that the Company will be successful.

On January 19, 2006, the Company received a letter on behalf of Mantra Films, Inc. demanding that the Company pay cash damages of $791,244 as a result of the Company’s alleged breach of certain guarantee obligations under an agreement between Cell Phone Entertainment, LLC, Mantra Films, Inc. and the Company (as Guarantor), dated September 30, 2004. Mantra Films, Inc. alleges that Cell Phone Entertainment, LLC and the Company failed to make certain guaranteed minimum license payments due under the agreement. As a result of the alleged failure to make such minimum payments, Mantra Films, Inc. terminated the agreement. The $791,244 demand represents the entire contract amount, including both past due payments and future guaranteed license fees, totaling minimum payments due pursuant to the agreement of $900,000, which amount has been reduced by payments made and certain prepaid insurance premiums in the amount of $108,756. On June 12, 2006, Mantra Films, Inc. filed suit against Cell Phone Entertainment, LLC and the Company in the Superior Court for the State of California, County of Los Angeles (Civil Action File NO. SC090022). Mantra Films, Inc.’s Complaint sets forth the same basic facts discussed above, as well as certain additional facts regarding the alleged failure of the Company to return certain property to Mantra Films, Inc. In its Complaint, Mantra Films, Inc. has asserted claims for breach of contract, conversion, unjust enrichment, specific recovery of personal property accounting and interference with prospective economic advantage. The Complaint seeks damages in the amount discussed above, in addition to certain unspecified damages to be proven at trial. The Company intends to vigorously defend against Mantra Films, Inc.’s claims, although there can be no assurances that the Company will be successful.

On February 1, 2006 Jenkins & Gilchrest, LLP filed suit against the Company in the United States District Court, Central District of California, Los Angeles Division (Case No: CV06-0620) alleging breach of contract as a result of the Company’s alleged failure to pay fees and costs for professional services in the amount of $115,345. The Company failed to file a timely answer to the Complaint and therefore Jenkins & Gilchrest, LLP filed a Motion for Default Judgment in the amount of $131,901, plus costs, with the Court. The Motion for Default Judgment was granted on March 22, 2006. The Company is currently attempting to settle this matter with Jenkins & Gilchrest, LLP.

On April 10, 2006, Christopher Smith and Paramount Trading Co., Inc. (“Paramount”) filed a Complaint in the United States District Court, Northern District of Georgia (Case No. 1:06-00849-MHS), against the Company, seeking damages in excess of $10.7 million for the Company’s alleged breach of its obligation to make certain shares held by Mr. Smith and Paramount freely tradable. On May 22, 2006, the Company filed a Motion to Dismiss the Complaint. On May 26, 2006, the plaintiffs filed an Amended Complaint adding the current directors of the Company as additional defendants. In response to the Amended Complaint, the Company filed a second Motion to Dismiss on June 12, 2006. On June 30, 2006, the Company entered into a Settlement Agreement with Mr. Smith, Paramount, their attorney and his law firm and two other individuals not a party to the lawsuit (the “Plaintiff Parties”). Pursuant to the terms of the Settlement Agreement, the Company agreed to register the 1,119,167 shares that were the subject of the lawsuit, as well as an additional 872,500 shares, in exchange for the Plaintiff Parties agreeing to release the Company and its owners, predecessors, successors, directors, officers, shareholders, employees, representatives, attorneys, subsidiaries and affiliates from all suits, claims, charges, liabilities and causes of action of any nature whatsoever which the Plaintiff Parties had, have or may in the future have, arising out of any acts or events occurring up to and including the effective date of the Settlement Agreement. Among other items, the Plaintiff Parties further agreed not to use non-public and/or confidential information against the Company in the future. The Settlement Agreement also contains mutual non-disparagement clauses.

 (B) Other Litigation

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against the Company, the Chief Executive Officer and director, Richard E. Bennett, Jr. and the Company’s securities counsel, Edwards & Angell, LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. The Company and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards & Angell, LLP the right to appeal a chambers judge’s decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards & Angell, LLP. Since the court’s entry of judgment in the appeal, Mr. Hamouth has taken no further steps in his claims against the Company or Mr. Bennett. The Company intends to vigorously defend any claims made by Mr. Hamouth should further action be taken by him in this dispute. At June 30, 2006, there are no related accrued contingency losses.

On or about April 22, 2004, we filed a Complaint in the United States District Court, Northern District of Georgia (Case No 1:04-CV-1123), against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to his purchases and sales of our common stock since approximately January 1, 2003. The Complaint sought damages in the amount of at least $151,428, interest on the amount of profits recovered and other general and equitable relief. Mr. Hamouth filed an Answer to the Complaint, and the court entered a scheduling order. On March 16, 2005 we received notice that Mr. Hamouth’s attorney in this matter had withdrawn from the case. On April 15, 2005, we filed a Motion for Summary Judgment on this matter, which was unopposed. On October 5, 2005, the Court granted our motion and entered a judgment for us in the amount of $172,342.

On July 5, 2004, the Company entered into a distribution agreement with Open Systems, Ltd. Certain issues arose regarding the terms of the agreement and the parties mutually agreed to terminate the contract. The parties are currently engaged in the process of ending the relationship pursuant to the terms and conditions of a settlement agreement, which is anticipated to provide for a release of all actual or potential claims against the Company, its officers and directors. At June 30, 2006, there are no related accrued contingency losses.

On March 9, 2005, SmartVideo Europe, Ltd. , or SVEL, which is not an affiliate of ours, announced its intention to bring legal action, in the form of a mediation/arbitration against us in regard to our alleged repudiation and breach of a distribution agreement between the parties dated April 2, 2004, which involved certain rights to distribute certain of our products. The dispute includes claims of SVEL that we anticipatorily breached our agreement with SVEL, thus allegedly inhibiting the development of SVEL’s business utilizing our technology on an exclusive basis in 25 countries throughout the European Union. The Company contends that we had the right to terminate the agreement because of breaches by SVEL. We believe that the claims made by SVEL are without merit and we intend to defend against them vigorously.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

On November 29, 2005, ProNetworkTV, Inc. filed a Complaint for Equitable Relief in the Superior County Court of Gwinnett County, State of Georgia, (Civil Action Number 05-A-13684-2) against OVT, Inc. seeking the recovery of late fees in the amount of $100,614 alleged to be owed pursuant to a Promissory Note executed by OVT, Inc. in favor of ProNetworkTV, Inc. in the principal amountof $325,000. ProNetworkTV, Inc. alleges that OVT, Inc. failed to make payments when due under the Promissory Note. As a result of the alleged failure to make such payments, ProNetwork, Inc. alleges late fees accrued under the Promissory Note. On March 26, 2006, the Company filed a motion to Dismiss with the Court. On May 8, 2006, the Company’s Motion to Dismiss was granted.

On or about April 10, 2006, 13 investors in the Company’s private placement of common stock and warrants in December 2004 filed a Complaint in the United States District Court, Northern District of Georgia (Case No. 1:06-CV-0850-MHS), against the Company, alleging the breach of certain registration rights agreements and subscription agreements. More specifically, the investors claim, among other things, that they were denied certain rights they were allegedly owed under the agreements, and were inappropriately prevented from exercising warrants and selling shares during a specific period of time. The investors are claiming that as a result of the Company’s actions they have suffered damages in excess of $10 million dollars. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

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

On July 17, 2006, the Company completed an equity financing pursuant to a securities purchase agreement dated as of July 7, 2006 among the Company and 74 accredited investors. Under the terms of the agreement, the Company received gross proceeds of $9,000,000 and issued to the investors a total of 7,200,000 shares of common stock and five year warrants exercisable at $2.50 per share to purchase up to 7,200,000 shares of common stock. Such securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. This round of financing triggered an anti-dilution provision under a prior financing resulting in the issue of additional warrants exercisable at $1.25 per share to purchase an additional 6,553,663 shares of common stock.

On or about July 18, 2006, Manhattan Investments, Inc. (“Manhattan”), filed a Complaint against the Company in the United States District Court, Northern District of California (Case No. C-06-4379), alleging that the Company has wrongfully refused to remove the restrictive legend on a stock certificate representing 49,795 shares.  The Complaint includes claims for breach of fiduciary and statutory duties, conversion and fraud, and seeks injunctive relief, as well as monetary damages.  The Company only recently received a copy of the Complaint and is in the process of evaluating Manhattan’s claims.

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

The Company licenses the distribution rights on either a “fixed-fee, per subscriber, per month” basis or on a revenue-sharing basis. These license fees are payable to the content owners, producers, or distributors for each respective channel. Licensee fees range from $0.04 per subscriber, per month to $0.50 cents on our subscription model. In the area of our Premium offerings we share at a rate of 50% of the net collected revenue model. The pricing is based on individual negotiations of the specific rights (including geographic and technology platforms), the amount and quality of the content, and the estimated appeal of the content to our current and prospective subscribers. For 2005, the majority of our revenue has come from a per subscriber, per month, fixed fee arrangement. For 2006 and subsequent years, we are targeting a diverse subscriber base in the mobile entertainment industry.

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

Results of Operations

For the Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Revenues

Revenues for the three month period ended June 30, 2006 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers. Our revenues increased by approximately $128,000 for the three months ended June 30, 2006 as compared to the same period in 2005. This increase is primarily attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct-to-the-consumer.

Broadcast rights

Broadcast rights for the three months ended June 30, 2006 are approximately $630,000 as compared to $509,000 for the same period in 2005. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $347,000 for the three months ended June 30, 2006 as compared to the same period in 2005. As our industry and company continues to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and relying less on the use of consultants for discrete projects. Approximately $188,000 of termination benefits are included in the three monthe ended June 30, 2006.

Consulting and professional fees

Our consulting and professional fees have increased by approximately $1,146,000 for the three months ended June 30, 2006 when compared to the same period in 2005. This increase in consulting fees for the three months ended June 30, 2006 is primarily attributable to the consulting agreement with Growth Consultants LLC.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $71,000 for the three months ended June 30, 2006 when compared to 2005 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Stock-based Compensation

For the three months ended June 30, 2006, we have recorded approximately $1,398,000 as compared to $2,624,000 for the three months ended June 30, 2005 in non-cash, stock-based compensation expense related to the issuance of these warrants reflecting the conclusion of the arrangements. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

Depreciation

Depreciation expense for the three months ended June 30, 2006 increased by approximately $116,000 when compared to the same period in 2005. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Expense

Interest expense for the three months ended June 30, 2006 and 2005 was approximately $775 and $1,000, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities, trade shows, and other general and administrative expenses. Our selling, general and administrative costs increased approximately $699,000 for the three months ended June 30, 2006 when compared to the same period in 2005.

For The Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Revenues

Revenues for the six month period ended June 30, 2006 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers. Our revenues increased by approximately $216,000 for the six months ended June 30, 2006 as compared to the same period in 2005. This increase is primarily attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct-to-the-consumer.

Broadcast rights

Broadcast rights for the six months ended June 30, 2006 are approximately $1,158,000 as compared to $509,000 for the same period in 2005. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $536,000 for the six months ended June 30, 2006 as compared to the same period in 2005. As our industry and company continues to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and relying less on the use of consultants for discrete projects.

Consulting and professional fees

Our consulting and professional fees have increased by approximately $1,624,000 for the six months ended June 30, 2006 when compared to the same period in 2005. This increase in consulting fees for the six months ended June 30, 2006 is primarily attributable to the consulting agreement with Growth Consultants LLC.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $162,000 for the six months ended June 30, 2006 when compared to 2005 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Stock-based Compensation

For the six months ended June 30, 2006, we have recorded approximately $2,175,000 as compared to $3,102,000 for the six months ended June 30, 2005 in non-cash, stock-based compensation expense related to the issuance of these warrants reflecting the conclusion of the arrangements. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

Depreciation

Depreciation expense for the six months ended June 30, 2006 increased by approximately $172,000 when compared to the same period in 2005. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Expense

Interest expense for the six months ended June 30, 2006 and 2005 was approximately $2,000 and $199,000, respectively. The decrease was attributed to the issuance of additional shares of common stock as additional consideration related to the rights of certain convertible debtholders in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities, trade shows, and other general and administrative expenses. Our selling, general and administrative costs increased approximately $581,000 for the six months ended June 30, 2006 when compared to the same period in 2005.

Liquidity and Capital Resources

To date, we have generated only minimal revenues. As a result, our operations are not an adequate source of cash to fund future operations. To fund our cash requirements, we have relied on Private Placements and loans from shareholders and other related entities.

On July 17, 2006, the Company closed on a $9.0 million equity financing. The proceeds from the financing should provide sufficient cash to fund our current level of operations for the next 12 months.

Going Concern

We have incurred recurring losses and negative cash flows since inception. As of and for the six months ended June 30, 2006, we had an accumulated deficit of $49,550,857, a consolidated net loss of $9,621,789 and consolidated net cash flows used in operations of $5,167,622. These matters raise substantial doubt about our ability to continue as a going concern. Although we recently closed on a $9.0 million equity financing, our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

Cash flows generated from operating activities during the first half of 2006 were not sufficient to offset our operating expenditures. Our operations to date have been financed primarily through sales of our securities. We anticipate, based on our currently proposed plans and assumptions relating to operations, that the net proceeds from our recent financings, together with projected cash flow from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond June 2007. As a result, it will be necessary for us to secure additional financing to support our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 On December 15, 2005, we received a letter on behalf of Enable Growth Partners, L.P. demanding that the Company pay cash damages of $1,757,568 within five business days thereafter. Enable Growth Partners, L.P. alleges that it sold 295,001 shares of the our common stock in the public markets during November 2005 in reliance on our Registration Statement on Form SB-2 that was declared effective on July 1, 2005. We were unable to issue unlegended shares to cover Enable Growth Partners, L.P.’s alleged sale of 295,001 shares because such registration statement did not contain current information regarding the Company. As a result, Enable Growth Partners, L.P. alleges that it was required to purchase shares of our common stock in the open market to satisfy its sale of such securities. On June 8, 2006, the Company entered into a settlement and release agreement (“Settlement Agreement”) with Enable. Pursuant to the terms of the Settlement Agreement, the Company issued 450,000 shares of the Company’s common stock to Enable, in exchange for Enable agreeing to release the Company and its directors, officers, shareholders, employees and agents from all suits, claims, charges, liabilities and causes of action arising out of, relating to, or in connection with Enable’s allegations. The closing price of the Company’s common stock on June 8, 2006 was $1.44 per share. In order to compensate the Company for issuing shares to Enable, Richard E. Bennett, Jr., one of our directors and Chief Executive Officer, agreed to cause RB Family Holdings Ltd. to return 450,000 shares of the Company’s common stock owned by RB Family Holdings Ltd. to the Company for cancellation.

On April 10, 2006, Christopher Smith and Paramount Trading Co., Inc. (“Paramount”) filed a Complaint in the United States District Court, Northern District of Georgia (Case No. 1:06-00849-MHS), against the Company, seeking damages in excess of $10.7 million for the Company’s alleged breach of its obligation to make certain shares held by Mr. Smith and Paramount freely tradable. On May 22, 2006, the Company filed a Motion to Dismiss the Complaint. On May 26, 2006, the plaintiffs filed an Amended Complaint adding the current directors of the Company as additional defendants. In response to the Amended Complaint, the Company filed a second Motion to Dismiss on June 12, 2006. On June 30, 2006, the Company entered into a Settlement Agreement with Mr. Smith, Paramount, their attorney and his law firm and two other individuals not a party to the lawsuit (the “Plaintiff Parties”). Pursuant to the terms of the Settlement Agreement, the Company agreed to register the 1,119,167 shares that were the subject of the lawsuit, as well as an additional 872,500 shares, in exchange for the Plaintiff Parties agreeing to release the Company and its owners, predecessors, successors, directors, officers, shareholders, employees, representatives, attorneys, subsidiaries and affiliates from all suits, claims, charges, liabilities and causes of action of any nature whatsoever which the Plaintiff Parties had, have or may in the future have, arising out of any acts or events occurring up to and including the effective date of the Settlement Agreement. Among other items, the Plaintiff Parties further agreed not to use non-public and/or confidential information against the Company in the future. The Settlement Agreement also contains mutual non-disparagement clauses.

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

SMARTVIDEO TECHNOLOGIES, INC.
By:	/s/ Richard E. Bennett, Jr.	August 10, 2006
	Richard E. Bennett, Jr.	Date
Chief Executive Officer, & Chief Financial Officer (Principal Executive Officer) (Chief Financial Officer and Principal Accounting Officer)