Form 10-Q
period 2006-09-30
SMART VIDEO TECHNOLOGIES INC
filed 2006-11-06
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐  No   ☒

The total number of shares of the issuer’s common stock, $.001 par value, outstanding on November 2, 2006 was 47,200,617.

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

This document should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. You should carefully consider the statements under “Risk Factors” in our Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

In this document, the words “we,” “our,” “us” and “smarTVideo™” refer to SmartVideoTechnologies, Inc. and its subsidiary, unless the context otherwise requires.
-ii-

PART I - FINANCIAL INFORMATION

smarTVideoTM Technologies, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets

Current Assets
Cash	$6,722,830	$5,792,566
Accounts receivable - net of allowance for doubtful accounts of $48 and $77,937	-	-
Broadcast rights - net of accumulated amortization of $3,564,576 and $1,740,552	2,264,961	2,408,525
Prepaid expenses	106,640	-
Other current assets	224,162	-
Total Current Assets	9,318,593	8,201,091

Property and Equipment, net of accumulated depreciation of $601,742 and $350,641	1,357,514	716,423

Other Assets
Broadcast rights, net of current portion	1,284,538	2,880,999
Other	25,079	122,161
Total Other Assets	1,309,617	3,003,160

Total Assets	$11,985,724	$11,920,674

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,885,771	$2,905,618
Contracts payable - broadcast rights	2,716,150	2,283,500
Escrow payable / Deposit liability	-	-
Accrued settlement expenses	791,244	5,541,244
Due to related parties	-	64,429
Loan payable and related accrued interest	62,247	59,922
Total Current Liabilities	5,455,412	10,854,713

Long-Term Liabilities
Contracts payable - broadcast rights - net of current portion	1,651,926	3,386,576

Total Liabilities	7,107,338	14,241,289

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value, 12,000,000 shares authorized, 12,000,000 shares
issued and no shares outstanding as of September 30, 2006 and December 31, 2005	-	-
Preferred stock, Series B, 7% Convertible, $1,000 par value, 2,500 shares authorized,
no shares issued and outstanding as of September 30, 2006 and December 31, 2005	-	-
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized, 11,666,666 shares issued and 3,169,998 outstanding as of September
30, 2006, 10,666,666 shares issued and outstanding as of December 31, 2005	3,170	10,667
Common stock, $.001 par value, 150,000,000 shares authorized, 46,677,510 shares issued and outstanding as of September 30, 2006, 28,688,463 shares issued and
outstanding as of December 31, 2005	46,677	28,689
Additional paid-in capital	59,884,481	39,027,618
Less: Deferred consulting fees	(1,357,191)	(1,433,833)
Accumulated deficit	(53,698,751)	(39,953,756)
Total Stockholders' Equity (Deficit)	4,878,386	(2,320,615)

Total Liabilities and Stockholders' Equity (Deficit)	$11,985,724	$11,920,674

See accompanying  notes to unaudited consolidated financial statements

smarTVideoTM Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues
Revenue	$197,302	$58,248	$476,700	$121,740
Total Revenues	197,302	58,248	476,700	121,740

Operating Expenses
Broadcast rights	616,756	776,997	1,774,781	1,286,348
Compensation and benefits	727,324	469,017	2,029,062	1,235,413
Consulting and professional fees	522,931	1,103,782	2,790,547	1,742,536
Data center	200,163	260,038	705,375	603,120
Depreciation	156,757	87,627	407,858	190,284
Settlement expense	57,000	-	705,000	-
Stock-based compensation	1,658,705	965,633	3,833,498	4,067,248
Selling, general and administrative	541,689	387,717	2,187,770	1,457,709
Total Operating Expenses	4,481,325	4,050,811	14,433,891	10,582,658

Loss from Operations	(4,284,023)	(3,992,563)	(13,957,191)	(10,460,918)

Other Income (Expense)
Interest income (expense)	136,129	(4,831)	212,196	(195,421)
Total Other Income (Expense), Net	136,129	(4,831)	212,196	(195,421)

Net Loss	$(4,147,894)	$(3,997,394)	$(13,744,995)	$(10,656,339)

Net Loss per Share - Basic and Diluted	$(0.09)	$(0.15)	$(0.36)	$(0.42)

Weighted Average Common Shares
Outstanding during the Period	45,260,203	26,634,849	37,959,443	25,632,388

See accompanying notes to unaudited consolidated financial statements

smarTVideoTM Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(13,744,995)	$(10,656,339)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of stock options pursuant to SFAS No. 123R	2,119,252	-
Amortization of stock based compensation	1,557,690	-
Amortization of broadcast rights	1,824,024	904,281
Bad debt	(77,889)	51,759
Depreciation	407,858	190,284
Issuance of common stock as compensation for services	-	750,000
Issuance of common stock for legal settlement	705,000	-
Non-cash, stock-based compensation	1,852,369	4,067,248
Valuation adjustment related to non-cash compensation due to advisor	-	(540,017)
Additional consideration related to rights of convertible promissory notes	-	197,500
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	77,889	(51,891)
Prepaid expenses	(106,640)	20,132
Other current assets	(224,162)	-
Other assets	97,082	(107,261)
Increase (Decrease) in:
Accounts payable and accrued expenses	(624,742)	1,599,126
Accrued interest payable	(62,104)	4,163
Investor returns	-	(114,500)
Repayments on acquired broadcast rights	(1,695,000)	-
Net Cash Used in Operating Activities	(7,894,368)	(3,685,515)

Cash Flows from Investing Activities
Purchase of equipment	(1,048,676)	(764,479)
Net Cash Used in Investing Activities	(1,048,676)	(764,479)

Cash Flows from Financing Activities
Redemption of warrants	(70,667)	-
Issuance of common stock for cash	9,000,000	3,729,875
Proceeds from issuance of convertible promissory notes	-	200,000
Proceeds from issuance of promissory note	-	225,000
Repayments to related parties	-	(1,000)
Proceeds from warrant exercises	943,975	-
Net Cash Provided By Financing Activities	9,873,308	4,153,875

Net Increase (Decrease) in cash and cash equivalents	930,264	(296,119)

Cash - Beginning of year	5,792,566	387,592

Cash - End of Period	$6,722,830	$91,473

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of broadcast rights	$84,000	$7,705,076
Issuance of common stock to acquire software	$208,000	$-
Issuance of common stock for settlement of accounts payable	$149,637	$82,850
Issuance of convertible preferred stock for settlement of litigation	$4,750,000	$-
Issuance of common stock pursuant to anti-dilution agreement	$1,122	$-
Conversion of convertible preferred stock to common stock	$8,497	$-
Forfeiture of stock based compensation	$271,563	$-
Options granted for future services	$1,775,727	$-

See accompanying notes to unaudited consolidated financial statements

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Note 1 - Organization

SmartVideo Technologies, Inc. (“smarTVideo™” or “the Company”) was incorporated in Florida on August 17, 1984, and on December 19, 2000, changed its corporate domicile to Delaware. Its wholly-owned subsidiary, OVT, Inc., d/b/a smarTVideo™ (“OVT”) was incorporated in the state of Georgia on August 31, 2000. smarTVideo™ is a media distribution services company. smarTVideo™ is in the business of obtaining the rights to video and television content for the mobile handset market and delivering the video content to mobile subscribers for a monthly fee or a portion of the associated advertising revenue. The Company specializes in the distribution of high-quality video and television programming through devices connected to the public Internet and is currently focused on distribution to consumers with mobile display devices, cell phones and PDAs connected to the public Internet via wireless data networks and Wi-Fi.

The Company is in the process of developing and intends to market a complete suite of new media services that combine TV, radio, and other media brands with user friendly personalization, interactivity and targeted marketing. There can be no assurance that the Company will be successful in the development or marketing of these services.

Note 2 - Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $13,744,995 and net cash used in operations of $7,894,368, respectively for the nine-month period ended September 30, 2006. The Company also has an accumulated deficit of $53,698,751 at September 30, 2006.

Notwithstanding certain forward-looking statements made during the Company’s last annual meeting of shareholders and set forth in a recent Company press release, based on the current information available regarding our proposed plans and assumptions relating to operations we anticipate that the net proceeds from the closing of our most recent financing in July 2006, together with revenues generated from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond June 2007. There can be no assurance that we will be able to secure additional financing on acceptable terms at or prior to the depletion of existing funds or at all. If adequate funds are not available or not available on acceptable terms, we will be unable to continue as a going concern.

Note 3 -Basis of Presentation and Significant Accounting Policies

(A) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance has frequently exceeded federally insured limits and at September 30, 2006, the balance exceeded the federally insured limit by $6,637,909. Additionally, at September 30, 2006, the Company had $15,000 maintained under a compensating balance agreement. The $15,000 is retained due to potential credit card chargebacks that are unforeseen. The Company also has approximately $132,000 held in escrow by Bank of America pursuant to a legal proceeding that will be refunded upon fulfilling the settlement obligations

   (D) Equipment

Equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense for the three- and nine-month periods are detailed as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Depreciation	$156,757	$87,627	$407,858	$190,284

Equipment consists of the following:

	September 30,	December 31,
	2006	2005

Computer equipment	$1,328,657	$987,564
Proprietary software development	787,356	79,500
	2,116,013	1,067,064
Less accumulated depreciation	(758,499)	(350,641)
Property and equipment, net	$1,357,514	$716,423

(E) Broadcast Rights

The Company acquires rights to programming so that it may deliver this programming to its subscribers. The costs incurred in acquiring programs are capitalized and amortized over the license period or projected useful life of the programming. The broadcast rights are accounted for according to Statement of Financial Accounting Standards (“SFAS”) No. 63 “Financial Reporting by Broadcasters”. Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

(F) Accounts Receivable

Substantially all of the Company’s accounts receivable are due from end-users. Collateral is not required. Credit losses are provided for in the consolidated financial statements. The Company has a limited history in evaluating such credit losses.

 (G) Allowance for Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. In January 2005, the Company launched its direct-to-consumer mobile video service. While the Company uses many of the features developed for the core technology in delivering this new service, its focus on a direct-to-consumer model represents a significant change in direction. As a result of this change in business focus, the Company has fully reserved against all of its accounts receivable as of September 30, 2006. The allowance for doubtful accounts at September 30, 2006 was $48 and at December 31, 2005 was $ 77,937.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(H) Earnings/(Loss) Per Share

In accordance with SFAS No. 128, “Earnings/(Loss) per Share” (“EPS”), basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents, if dilutive. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and convertible preferred stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at September 30, 2006 and 2005, respectively.
The following table is a summary of common stock equivalents outstanding at September 30, 2006 and 2005, respectively.

	For the Nine Months Ended
	September 30,
	2006	2005
Common Stock Options	8,035,000	2,695,000
Common Stock Warrants	35,010,149	10,815,564
Total Common Stock Options and Warrants	43,045,149	13,510,564

(I) Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2006, we have adopted SFAS No. 123(R) under the prospective method.

See additional disclosure in Notes 5 and 9

(J) Revenue Recognition

The Company follows the guidance of the SEC’S Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company provides services to our business-to-business customers under volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain arrangements, the customers are subject to a base monthly fee or minimum monthly usage requirement in order to maintain a customer’s preferential negotiated rates. Revenue is also recognized as earned upon the delivery of services to the Company’s subscription-based customers. This is typically when a digital media or multimedia broadcast is viewed. Many of the Company’s subscription-based customers access its programming through the purchase of a monthly, semi-annual, or daily subscription fee for smarTVideo™’s mobile entertainment services. Revenue from mobile advertising is recognized when the related services are performed.

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

Significant estimates during 2006 and 2005 include depreciable lives on property and equipment, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings, valuation and related amortization of intangible broadcast rights pursuant to SFAS No. 63 and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

(L) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period when the rate changes, which includes the enactment date.

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(N) Product Concentration

The Company derives a substantial portion of its revenues from three types of products business-to-business, direct-to-consumer mobile video service and mobile advertising.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Revenues	2006		2005		2006		2005
Business-to-business	$20,409	10%	$21,466	37%	$69,380	15%	$58,150	48%
Direct-to-consumer	153,863	78%	36,782	63%	384,290	81%	63,590	52%
Mobile Advertising	23,030	12%	-	0%	23,030	5%	-	0%
Total Revenue	$197,302	100%	$58,248	100%	$476,700	100%	$121,740	100%

The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of market acceptance, technological change or other factors.

(O) Customer Concentration

For the quarter ended September 30, 2006 and 2005, the Company derived a substantial portion of its revenues from two customers accounting for 9% and 32% of its revenues, respectively. For the nine months ended September 30, 2006 and 2005, the Company derived a substantial portion of its revenues from two customers accounting for 13% and 40% of its revenues, respectively.

(P) Recent Accounting Pronouncements

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company will adopt SFAS No. 155 on January 1, 2007 and do not expect it to have a material effect on financial position, results of operations, and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

Note 4 - Broadcast Rights

(A)	Asset

During 2005, the Company acquired intangible broadcast rights of $7,705,076 pursuant to various long term contracts with content providers. The Company recorded the fair value of these assets at gross cost with a corresponding credit to broadcast rights payable. The fair value of these acquired rights is based on the entire amount due under the terms of the initial agreement. During 2005, the Company entered into a dispute surrounding one of its content providers. (See Note 9(B)). As a result, the Company reduced the gross value of its broadcast rights assets by $900,000, the fair value of the previously capitalized amount and decreased the related gross liability by $900,000.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

For the nine months ended September 30, 2006, amortization expense of broadcast rights accounted for $1,824,024 of the total broadcast rights expense of $1,774,780. Included in the total expense of $1,774,780 is approximately $97,000 in credits that were reflected in the nine months ended September 30, 2006. For the quarter ended September 30, 2006, amortization expense of broadcast rights accounted for $904,281 of the total broadcast rights expense of $1,286,348. For the nine months ended September 30, 2005, broadcast rights were $1,286,348.

For the nine months ended September 30, 2006 the Broadcast Rights Assets - net of accumulated amortization was $2,264,961. Broadcast Rights Assets - net of current portion was $1,284,538. At December 31, 2005 the Broadcast Rights Assets - net of accumulated amortization were $2,408,525. Broadcast Rights Assets - net of current portion was $2,880,999.

(B)	Liability

For the nine months ended September 30, 2006 and 2005, the Company paid $1,695,000 and $50,000, respectively to content providers pursuant to the terms of the related contracts.

Contracts payable - short term at September 30, 2006 were $2,716,150. Contracts payable - long-term at September 30, 2006 were $1,651,926. Contracts payable - short term at December 31, 2005 were $2,283,500. Contracts payable - long-term at December 31, 2005 were $3,386,576.

Note 5 - Shareholders’ Equity

Nine Months Ended September 30, 2006:

(A)	Preferred Stock

(1)   Capital Structure

As of September 30, 2006, the authorized Preferred Stock of the Company consisted of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 3,169,998 shares are outstanding and are designated as convertible.

(B)	Common Stock Issuances

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

(1)   Capital Structure

  As of September 30, 2006, the authorized common stock of the Company consists of 150,000,000 shares of $.001 par value.

(2)	Preferred Stock Conversions

During the nine months ended September 30, 2006, the Company converted 8,496,668 shares of the Company’s Series A-1 Convertible Preferred Stock were converted to shares of common stock on a one-to-one basis.

(3)	Accounts Payable

During the nine months ended September 30, 2006, the Company settled two outstanding vendor payables with unrelated third parties by issuing an aggregate of 359,916 shares of common stock having an aggregate fair value of $414,937. Fair value was determined based on the quoted closing trading price on the dates of settlement. The share prices on the dates of issuance ranged from $0.75 - $2.08 per share. Of the total shares issued, 100,000 shares valued at $208,000, were applied directly against a vendor payable in connection with the purchase of computer software. In the quarter ended September 30, 2006, the Company settled with a consultant by issuing 60,000 shares of common stock for all amounts due and owing.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(4)	Warrant Exercises

During the nine months ended September 30, 2006, the Company issued 1,929,463 shares of common stock in connection with the exercise of previously issued stock purchase warrants. Of the total, 807,607 shares were issued based on the original warrant contractual exercise price. These exercise prices ranged from $0.75 - $2.00 per share and total cash proceeds raised from these exercised warrants was $943,975. The remaining 1,121,856 shares were issued based on an anti-dilution exercise price adjustment feature in the related warrant contracts. The Company recorded related offsetting amounts in additional paid-in capital and common stock at the par value of the stock issued, which was $1,122.

During the quarter ended September 30, 2006, the Company redeemed 250,000 callable warrants at a price of $.10 per warrant for a total payment of $25,000 which also reduced additional paid-in capital by $25,000.

The following is a summary of all common stock issued during the nine months ended September 30, 2006:

ACTIVITY	QUANTITY OF SHARES	VALUATION
Preferred Stock Conversion	8,496,668	$-
Accounts Payable Settlements	359,916	414,937
Warrant Conversions	1,929,463	943,975
Sale of Common Stock	7,203,000	9,000,003
Totals	17,989,047	$10,358,915

(C)	Common Stock Options and Warrants

(1) Services

On January 19, 2006, the Company entered into a consulting agreement with Growth Consultants LLC (“consultant”). The initial term of the agreement was through June 30, 2006, but was extended through September 30, 2006 pursuant to a letter agreement dated July 7, 2006. Pursuant to the agreement, the consultant was issued 300,000 common stock purchase warrants having an exercise price of $3.00 per warrant. For the nine months ended September 30, 2006, the Company recorded $1,424,250 in consulting expense using fair value accounting as prescribed by SFAS No. 123R and the related Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$3.00
Expected dividend yield	0%
Expected volatility	122.37%
Risk free interest rate	4.50%
Expected life of option	5 years

On July 24, 2006, the Company entered into a Master Consulting Agreement with James Morrison for a two-year term expiring on July 24, 2008. Pursuant to the agreement, Morrison was issued an aggregate of 400,000 common stock purchase warrants, 50,000 of which are exercisable at any time during the exercise period and the remaining will only be exercisable upon obtaining certain thresholds and milestones. 50,000 of these warrants have an exercise price of $1.40 and the remaining will have an exercise price equal to the lesser of (i) $1.40 and(ii) the closing price quoted on the OTC Bulletin Board or another recognized tracking system on the date the applicable thresholds and/or milestones are achieved. The Company also is obligated to pay Morrison a specified amount per month to provide consulting services which includes general advice and directions on business development, strategic planning, and engineering and design.

For the quarter ended September 30, 2006, the Company recorded $66,720 in compensation expense using fair value accounting as prescribed in SFAS 123R and the related Black-Scholes pricing model with the following weighted average assumptions:

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Exercise price	$1.40
Expected dividend yield	0%
Expected volatility	119.39%
Risk free interest rate	4.625%
Expected life of option	5 years

On July 24, 2006, the Company entered into a Master Development Agreement with Skyward Mobile for a two-year term expiring on July 24, 2008. Pursuant to the agreement, Skyward Mobile was issued an aggregate of 400,000 common stock purchase warrants, 50,000 of which are exercisable at any time during the exercise period and the remaining will only be exercisable upon obtaining certain thresholds and milestones. 50,000 of these warrants have an exercise price of $1.40 and the remaining will have an exercise price equal to the lesser of (i) $1.40 and (ii) the closing price quoted on the OTC Bulletin Board or another recognized tracking system on the date the applicable thresholds and/or milestones are achieved.

For the quarter ended September 30, 2006, the Company recorded $66,720 in compensation expense using fair value accounting as prescribed in SFAS 123R and the related Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$1.40
Expected dividend yield	0%
Expected volatility	119.39%
Risk free interest rate	4.625%
Expected life of option	5 years

(D)	Other Grants of Common Stock Options and Warrants

(1) 2004 Equity Incentive Plan

The Board of Directors of the Company adopted the 2004 Equity Incentive Plan (“2004 Plan”) effective January 1, 2004, to provide incentives to attract and retain participating officers, directors, and key employees. The 2004 Plan allows for the issuance of up to 5,000,000 shares of common stock in the form of incentive awards, including, without limitation, stock options and restricted stock. This Plan was approved by the shareholders at the annual meeting held on August 31, 2004.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(2)	2005 Equity Incentive Plan

The Board of Directors of the Company adopted the 2005 Equity Incentive Plan (“2005 Plan”) on January 3, 2006 to provide incentives to attract and retain participating officers, directors, employees, consultants and advisors. The 2005 Plan allows for the issuance of 10,000,000 shares of common stock in the form of incentive awards, including, without limitation, stock options and restricted stock. The Plan was approved by the shareholders on February 23, 2006.

The following tables summarize all stock option grants to employees and non-employees as of September 30, 2006:
	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2005	3,480,000	$2.03
Granted	5,455,000	1.74
Exercised
Forfeited	(900,000)	1.00
Balance at September 30, 2006	8,035,000	$1.88

Options exercisable at September 30, 2006	4,014,063	$1.85
Weighted average fair value of options granted during the nine months ended September 30, 2006		$1.74

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at September 30, 2006	Weighted Average Exercise Price
$0.90	250,000	8.78	$0.90	250,000	$0.90
$0.97	200,000	9.91	$0.97	75,000	$0.97
$1.00	435,000	8.10	$1.00	360,000	$1.00
$1.36	275,000	9.66	$1.36	65,625	$1.36
$1.40	350,000	9.77	$1.40	12,500	$1.40
$1.44	150,000	10.70	$1.44	62,500	$1.44
$1.48	250,000	9.40	$1.48	75,000	$1.48
$1.50	450,000	9.22	$1.50	250,000	$1.50
$1.55	1,700,000	8.61	$1.55	1,062,500	$1.55
$1.58	25,000	8.66	$1.58	7,813	$1.58
$1.75	25,000	9.57	$1.75	3,125	$1.75
$1.86	100,000	9.56	$1.86	25,000	$1.86
$1.90	500,000	9.09	$1.90	375,000	$1.90
$1.91	280,000	9.52	$1.91	70,000	$1.91
$1.95	100,000	9.48	$1.95	75,000	$1.95
$2.10	1,350,000	9.42	$2.10	325,000	$2.10
$2.20	150,000	9.52	$2.20	150,000	$2.20
$2.25	280,000	6.29	$2.25	184,375	$2.25
$2.30	150,000	8.18	$2.30	75,000	$2.30
$2.53	25,000	9.43	$2.53	6,250	$2.53
$2.77	25,000	9.43	$2.77	6,250	$2.77
$2.90	20,000	8.53	$2.90	6,250	$2.90
$2.91	30,000	8.55	$2.91	9,375	$2.91
$2.95	15,000	8.01	$2.95	7,500	$2.95
$3.27	150,000	9.40	$3.27	-	$3.27
$3.50	750,000	7.77	$3.50	475,000	$3.50
	8,035,000	9.38	$1.95	4,014,063	$1.85

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

At September 30, 2006, the Company had a total of 35,010,149 warrants outstanding. All of these warrants are exercisable. The life of the warrants range from zero to five years. The exercise price of these warrants range from $0.75 to $6.50. See additional disclosure above regarding warrant activity.

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

For the quarter and nine months ended September 30, 2005, pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. For purposes of presenting the comparative 2005 pro forma financial statement information, the Company has determined the amount of share based awards previously accounted for pursuant to APB No. 25 prior to January 1, 2006 and recorded the appropriate expense as if SFAS No. 123R had been followed in the previous comparative period.

The following table illustrates the effect on the consolidated net loss and net loss per share if the Company had accounted for its stock-based compensation plans using SFAS No. 123(R) for the employee share based awards.
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss to common shareholders, as reported	$(4,147,894)	$(3,997,394)	$(13,744,995)	$(10,656,339)
Add: Stock-based employee compensation expense included in reported net loss,
net of related tax effects	-	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects	-	(636,334)	-	(1,111,574)
Pro forma net loss to common shareholders	$(4,147,894)	$(4,633,728)	$(13,744,995)	$(11,767,913)

Basic and diluted net loss per share, as reported	$(0.09)	$(0.15)	$(0.36)	$(0.42)
Pro forma basic and diluted net loss per share	$(0.09)	$(0.18)	$(0.36)	$(0.46)

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 4.875%, expected dividend yield of 0%, expected volatility factor was 122.76% with an expected life of three years.

For the quarter and nine months ended September 30, 2006, the Company recorded a charge to income in the amount of approximately $905,000 and $2,117,000 respectively for the effects of the adoption of FASB 123(R) in the current year for employee share-based awards.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Note 6 - Office Space

In May 2005, the Company assumed a sublease for approximately 25,000 square feet of office space in Duluth, Georgia. This office space currently serves as the Company’s corporate headquarters. This sublease calls for monthly rental payments of approximately $23,000 and terminates on August 31, 2007. Rent expense for the three months ended September 30, 2006 and 2005 was $69,500 and $79,599, respectively. For the nine months ended September 30, 2006 and 2005, rent expense was $208,498 and $203,716, respectively.

Note 7 - Promissory Notes

Concurrent with the OVT merger on November 26, 2002, the Company agreed to assume a $50,000 loan payable to a third party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was $12,247 as of September 30, 2006. At September 30, 2006, the Company has recorded an aggregate $62,247 for loans payable and related accrued interest.

Note 8 - Related Party Transactions

On March 7, 2006, a Director of the Company exercised 25,000 warrants for 25,000 shares of common stock. These warrants were exercised at a price of $1.50 for 12,500 common shares and $2.00 for the additional 12,500 common shares.

On July 17, 2006, the Company completed an equity financing pursuant to a securities purchase agreement dated July 7, 2006 among the Company and 74 accredited investors (“Investors”) (See note 5(B)). Included among these Investors are two board members along with an officer of the Company who collectively invested $350,000 in exchange for 280,000 shares of common stock (at a price of $1.25 per share). These individuals also received 280,000 warrants under the same terms as all the other Investors who participated in the financing.

In conjunction with the equity financing, a family member of one of the Company’s directors invested $100,000 in exchange for 80,000 shares of common stock (at a price of $1.25 per share). This individual also received 80,000 warrants under the same terms as the other investors.

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

(A) Legal Settlement and Related Loss Contingency Accruals

On December 15, 2005, we received a letter on behalf of Enable Growth Partners, L.P. demanding that the Company pay cash damages of $1,757,568 within five business days thereafter. Enable Growth Partners, L.P. alleges that it sold 295,001 shares of the our common stock in the public markets during November 2005 in reliance on our Registration Statement on Form SB-2 that was declared effective on July 1, 2005. We were unable to issue unlegended shares to cover Enable Growth Partners, L.P.’s alleged sale of 295,001 shares because, at such time of sale, our registration statement did not contain current information regarding the Company. As a result, Enable Growth Partners, L.P. alleges that it was required to purchase shares of our common stock in the open market to satisfy its sale of such securities. On June 8, 2006, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with Enable. Pursuant to the terms of the Settlement Agreement, the Company issued 450,000 shares of the Company’s common stock to Enable, in exchange for Enable agreeing to release the Company and its directors, officers, shareholders, employees and agents from all suits, claims, charges, liabilities and causes of action arising out of, relating to, or in connection with Enable’s allegations. The closing price of the Company’s common stock on June 8, 2006 was $1.44 per share. In order to compensate the Company for issuing shares to Enable, Richard E. Bennett, Jr., a former director and our former Chief Executive Officer, agreed to cause RB Family Holdings Ltd. to return 450,000 shares of the Company’s common stock owned by RB Family Holdings Ltd. to the Company for cancellation.

On January 30, 2006, a settlement was reached with a former consultant and their attorneys who received an aggregate of 1,000,000 registered shares of Series A-1, Convertible Preferred Stock in full settlement of related claims for compensation of past services. At December 31, 2005, and based on the expected settlement date of January 30, 2006, the Company accrued a settlement liability and related settlement expense of $4,750,000 based on the quoted closing trading price of $4.75 per share as of December 31, 2005 for the underlying common shares of the Series A-1, Convertible Preferred Stock in an assumed conversion. On March 7, 2006, these shares were converted into 1,000,000 shares of common stock.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

On February 1, 2006 Jenkins & Gilchrest, LLP (“J&G”) filed suit against the Company in the United States District Court, Central District of California, Los Angeles Division (Case No: CV06-0620) alleging breach of contract as a result of the Company's alleged failure to pay fees and costs for professional services in the amount of $115,345. The Company failed to file a timely answer to the Complaint and therefore J&G filed a Motion for Default Judgment in the amount of $131,902, plus costs, with the Court. The Motion for Default Judgment was granted on March 22, 2006. On August 14, 2006, the Company entered into a settlement agreement with J&G, pursuant to which the Company has agreed to pay J&G $95,000 in exchange for a release of all claims by J&G. As of October 11, 2006, the Company has paid J&G the $95,000 due pursuant to the settlement agreement.

On April 10, 2006, Christopher Smith and Paramount Trading Co., Inc. (“Paramount”) filed a Complaint in the United States District Court, Northern District of Georgia (Case No. 1:06-00849-MHS), against the Company, seeking damages in excess of $10.7 million for the Company's alleged breach of its obligation to make certain shares held by Mr. Smith and Paramount freely tradable. On May 22, 2006, the Company filed a Motion to Dismiss the Complaint. On May 26, 2006, the plaintiffs filed an Amended Complaint adding the current directors of the Company as additional defendants. In response to the Amended Complaint, the Company filed a second Motion to Dismiss on June 12, 2006. On June 30, 2006, the Company entered into a settlement agreement with Mr. Smith, Paramount, their attorney and his law firm and two other individuals not a party to the lawsuit (the “Plaintiff Parties”). Pursuant to the terms of the settlement agreement, the Company agreed to register the 1,119,167 shares that were the subject of the lawsuit, as well as an additional 872,500 shares, in exchange for the Plaintiff Parties agreeing to release the Company and its owners, predecessors, successors, directors, officers, shareholders, employees, representatives, attorneys, subsidiaries and affiliates from all suits, claims, charges, liabilities and causes of action of any nature whatsoever which the Plaintiff Parties had, have or may in the future have, arising out of any acts or events occurring up to and including the effective date of the Settlement Agreement. Among other items, the Plaintiff Parties further agreed not to use non-public and/or confidential information against the Company in the future. The Settlement Agreement also contains mutual non-disparagement clauses.

  (B) Ongoing Litigation

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against us, our former Chief Executive Officer and director, Richard E. Bennett, Jr. and our former outside counsel, Edwards & Angell, LLP, a predecessor to Edwards Angell Palmer & Dodge LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. We and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards Angell Palmer & Dodge LLP the right to appeal a chambers judge's decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards Angell Palmer & Dodge LLP. Since the court's entry of judgment in the appeal and to our knowledge, Mr. Hamouth has taken no further steps to pursue his claims against us or Mr. Bennett. We intend to vigorously defend any further actions taken by Mr. Hamouth in this matter.

On or about April 22, 2004, we filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to his purchases and sales of our common stock since approximately January 1, 2003. We are seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which we may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, we received notice that Mr. Hamouth's attorney in this matter has withdrawn from the case. On April 15, 2005, we filed a motion for summary judgment on this matter. The motion was unopposed. On October 5, 2005, the Court granted our motion and executed a judgment for us in the amount of $172,342. As of September 30, 2006 the Company has not yet collected on this judgment.

On July 5, 2004, the Company entered into a distribution agreement with Open Systems, Ltd. Certain issues arose regarding the terms of the agreement and the parties mutually agreed to terminate the contract. The parties are currently engaged in the process of ending the relationship pursuant to the terms and conditions of a settlement agreement, which is anticipated to provide for a release of all actual or potential claims against the Company, its officers and directors. At September 30, 2006, there are no related accrued contingency losses.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of ours, announced its intention to bring legal action in the form of a mediation/arbitration against us in regard to our alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of our products. The dispute includes claims of SVEL that we had anticipatorily breached our agreement with SVEL, thus allegedly inhibiting the development of SVEL's business utilizing our technology on an exclusive basis in 25 countries throughout the European Union. We contend that we had the right to terminate the agreement because of breaches by SVEL. We believe that the claim made by SVEL is wholly without merit and we intend to defend the claim vigorously.

On November 29, 2005, ProNetworkTV, Inc. filed a Complaint for Equitable Relief in the Superior County Court of Gwinnett County, State of Georgia, (Civil Action Number 05-A-13684-2) against OVT, Inc. seeking the recovery of late fees in the amount of $100,615 alleged to be owed pursuant to a Promissory Note executed by OVT, Inc. in favor of ProNetworkTV, Inc. in the principal amount of $325,000. ProNetworkTV, Inc. alleges that OVT, Inc. failed to make payments when due under the Promissory Note. As a result of the alleged failure to make such payments, ProNetworkTV, Inc. alleges that late fees accrued under the Promissory Note. On March 26, 2006, the Company filed a Motion to Dismiss with the Court. On May 8, 2006, the Company's Motion to Dismiss was granted. On September 11, 2006, ProNetworkTV, Inc. filed a Complaint against the Company and OVT, Inc. in the Superior Court of Gwinnett County, State of Georgia (Civil Action Number 06A-08430-5) seeking recovery of the same late fees referenced above, but this time in the amount of $105,262, which is alleged to be owed pursuant to the same Promissory Note referenced above. Further, the Complaint seeks a declaratory judgment that ProNetworkTV, Inc. is the owner of certain technology belonging to the Company, which is the subject of a services agreement between the parties. The Complaint also alleges that ProNetworkTV, Inc. is entitled to monetary damages arising out of the Company’s alleged breach of the services agreement. The Company believes the claims made by ProNetworkTV, Inc. are without merit and intends to defend against the claims vigorously. On September 15, 2006, the Company reached a settlement agreement with ProNetworkTV, Inc. relating to this and certain other unrelated matters. Pursuant to the terms of the settlement agreement, both parties have agreed, among other things, to provide mutual general releases of any existing alleged claims either party may have as of the date of the settlement agreement, including, but not limited to, any claims relating to the promissory note that was the subject of this lawsuit. After reaching the September 15, 2006 agreement referenced above, ProNetworkTV, Inc. took the position that a “final” agreement had not, in fact, been reached. Currently, the parties are proceeding as they were prior to reaching the September 15, 2006 settlement agreement.

On or about January 18, 2006, Wilson W. Hendricks, III filed a Complaint in the County Court, Seventh Judicial Circuit, in and for St. John's County, Florida against the Company. Mr. Hendricks is claiming damages in excess of $600,000 relating to lost wages and unreimbursed business expenses. In addition, he is claiming the Company failed to issue 500,000 non-qualified stock options, to which he alleges he is entitled. Mr. Hendrick's main claims are that he was wrongfully discharged from the Company and that the Company failed to grant him promised stock options. On June 22, 2006, the Court entered an Order that the parties shall proceed to mediation on or before October 31, 2006. The parties began the mediation process on August 29, 2006. Currently, the mediation is scheduled to conclude on November 1, 2006. The Company intends to vigorously defend against Mr. Hendrick's claims, although there can be no assurances that the Company will be successful.

On January 19, 2006, the Company received a letter on behalf of Mantra Films, Inc. demanding that the Company pay cash damages of $791,244 as a result of the Company's alleged breach of certain guarantee obligations under an agreement between Cell Phone Entertainment, LLC, Mantra Films, Inc. and the Company (as Guarantor), dated September 30, 2004. Mantra Films, Inc. alleges that Cell Phone Entertainment, LLC and the Company failed to make certain guaranteed minimum license payments due under the agreement. As a result of the alleged failure to make such minimum payments, Mantra Films, Inc. terminated the agreement. The $791,244 demand represents the entire contract amount, including both past due payments and future guaranteed license fees, totaling minimum payments due pursuant to the agreement of $900,000, which amount has been reduced by payments made and certain prepaid insurance premiums in the amount of $108,756. On June 12, 2006, Mantra Films, Inc. filed suit against Cell Phone Entertainment, LLC and the Company in the Superior Court for the State of California, County of Los Angeles (Civil Action File NO. SC090022). Mantra Films, Inc.'s Complaint sets forth the same basic facts discussed above, as well as certain additional facts regarding the alleged failure of the Company to return certain property to Mantra Films, Inc. In its Complaint, Mantra Films, Inc. has asserted claims for breach of contract, conversion, unjust enrichment, specific recovery of personal property accounting and interference with prospective economic advantage. The complaint seeks damages in the amount discussed above, in addition to certain unspecified damages to be proven at trial. On October 5, 2006, the Company filed a Motion to Compel Arbitration. A hearing on the Motion has been set down by the Court for December 27, 2006. The Company intends to vigorously defend against Mantra Films, Inc.'s claims, although there can be no assurances that the Company will be successful.

On or about April 10, 2006, 13 investors in the Company's private placement of common stock and warrants in December 2004 filed a Complaint in the United States District Court, Northern District of Georgia (Case No. 1:06-CV-0850-MHS), against the Company, alleging  the breach of certain registration rights agreements and subscription agreements. More specifically, the investors claim, among other things, that they were denied certain rights they were allegedly owed under the agreements, and were inappropriately prevented from exercising warrants and selling shares during a specific period of time. The investors are claiming that as a result of the Company's actions they have suffered damages in excess of $10 million. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful. Further, on August 31, 2006, plaintiffs' counsel sent a demand on behalf of certain shareholders of the Company requesting

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

that a shareholders' derivative suit be filed against the Company's SEC counsel as well as Mr. Ron Warren, Mr. Kevin McNeil and the Company's officers and directors arising out of the same alleged facts and circumstances giving rise to the claims made in the Complaint filed April 10, 2006 which is described above. On September 8, 2006, plaintiffs' counsel in this litigation sent a second, virtually identical demand to the Company on behalf of three additional shareholders of the Company. These three additional shareholders are not plaintiffs in this litigation, although they have now filed suit against the Company (see Note 10). The Board of Directors of the Company is in receipt of these demands and is currently conducting an investigation with regard thereto.

On April 14, 2006, smarTVideo™ Technologies, Inc. (the “Company”), OVT, Inc., a wholly-owned subsidiary of the Company, Richard E. Bennett, Jr., Robert J. Walters and William R. Dunavant entered into an agreement, pursuant to which each of Messrs. Bennett, Walters and Dunavant forfeited their right to receive 305,555 shares of the Company’s common stock which they were entitled to receive pursuant to the terms of that certain Amended and Restated Stock Exchange Agreement (“Stock Exchange Agreement”) dated as of November 19, 2002 among Armagh Group Inc., a predecessor to the Company, OVT, Inc., and Messrs. Bennett, Walters and Dunavant. In exchange for forfeiting the 916,665 shares of the Company’s common stock, waiving their rights to rescind the transaction set forth in the Stock Exchange Agreement and in consideration of the effort that Messrs. Bennett, Walters and Dunavant put forth to create and improve the Company's technology and to position the Company for growth, the Company waived its right to require each of Messrs. Bennett, Walters and Dunavant to return 1,000,000 shares of the Company’s common stock to the Company under the terms of the Stock Exchange Agreement. On February 28, 2006, the Company's Board of Directors authorized the Company to enter into the agreement.

On or about July 18, 2006, Manhattan Investments, Inc. (“Manhattan”), filed a Complaint against the Company in the United States District Court, Northern District of California (Case No. C-06-4379), alleging that the Company has wrongfully refused to remove the restrictive legend on a stock certificate representing 49,795 shares.  The Complaint includes claims for breach of fiduciary and statutory duties, conversion and fraud, and seeks injunctive relief, as well as monetary damages.  On October 2, 2006, the Company filed a Motion to Transfer for Improper Venue, which is still pending before the Court. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

Except as set forth above and in Note 10, the Company believes that there are no material commitments or litigation matters at the current time. While no assurance can be given regarding the outcome of the matters discussed above (and in Note 10), if the outcome of one or more of these matters is unfavorable, the Company’s business, financial condition, results of operations, liquidity and cash flows may be materially adversely affected.

(C) Employment Agreements

On February 28, 2006, we entered into an employment agreement with David R. Ross, pursuant to which he will serve as the Company's President for a period of two years. On August 25, 2006, Mr. Ross was appointed Interim Chief Executive Officer of the Company. Mr. Ross is entitled to a base salary of $275,000 per annum, which may be increased at the discretion of the Compensation Committee of the Board of Directors. We also granted Mr. Ross an incentive stock option to purchase an aggregate of 476,190 shares of the Company's common stock and a non-qualified stock option to purchase an aggregate of 523,810 shares of the Company's common stock. The incentive stock option and the non-qualified stock option are each exercisable at $2.10 per share for a period of 10 years from the date of grant. The incentive stock option vests at the following percentages and at the following times: (1) 10% of the shares vested on February 28, 2006, and (2) 10% of the shares vest on each anniversary date thereafter for the succeeding nine years. The non-qualified stock option vests in the following percentage and at the following times: (1) 50% of the shares vest on February 28, 2006, and (2) the balance of the shares vest on February 28, 2007. We have agreed to reimburse Mr. Ross the rental costs of an apartment or condominium unit in Atlanta, Georgia, in an amount not to exceed $1,500 per month. The employment agreement made with Mr. Ross may be terminated with or without “cause” (as defined in the agreement) and contains customary non-competition, confidentiality and indemnification provisions. If the employment agreement is terminated by us without cause or by Mr. Ross with advance “Notice of Termination,” (as defined in the agreement) a pro rata portion of Mr. Ross' unvested options will vest immediately. If the employment agreement is terminated by the Company with cause or by Mr. Ross without advance Notice of Termination, then Mr. Ross forfeits the options that have not vested as of the date of termination or resignation.

Pursuant to an agreement with Tatum, LLC, the Company pays William J. Loughman, the Chief Financial Officer of the Company, a salary of $20,000 per month less the amount of the Company's portion of FICA taxes. In addition, on March 20, 2006 the Company granted Mr. Loughman options to purchase 80,000 shares of the Company's common stock at an exercise price of $1.95 per share. The options vest at the rate of 10,000 per month and expire 10 years from the date of grant. The agreement commenced on March 20, 2006 and extends through December 31, 2006. Thereafter, the agreement will automatically renew for additional three-month periods unless either party gives the other party written notice of its intent not to renew at least 30 days prior to the end of the then current period.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Note 10 - Subsequent Events

On or about October 6, 2006, three investors in certain of the Company's private placements of common stock and warrants filed a Complaint in the United States District Court, Northern District of Georgia (Case No. 1:06-CV-2389), against the Company, alleging the breach of certain registration rights agreements and subscription agreements. More specifically, the investors claim, among other things, that they were denied certain rights they were allegedly owed under the agreements, and were inappropriately prevented from exercising warrants and selling shares during a specific period of time. The investors are claiming that, as a result of the Company's actions, they have suffered damages in excess of $5 million. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful. Furthermore, as noted above, on September 8, 2006, these same shareholders sent a demand to the Company that a shareholders’ derivative suit be filed against the Company’s outside counsel at the time of the private placement, as well as Mr. Ron Warren, Mr. Kevin McNeil and the Company’s officers and directors arising out of the same alleged facts and circumstances giving rise to the claims made in the Complaint filed October 6, 2006, which is described above. The Board of Directors of the Company is in receipt of this demand and is currently conducting an investigation with regard thereto.

On or about October 6, 2006, an investor in certain of the Company's private placements of common stock and warrants filed a Complaint in the United States District Court, Northern District of Georgia (Case No. 1:06-CV-2388), against the Company, alleging the breach of certain registration rights agreements, as well as breach of contract, unjust enrichment and promissory estoppel. More specifically, the investor claims, among other things, that he was denied certain rights he was allegedly owed under the registration rights agreements, and was inappropriately prevented from exercising warrants and selling shares during a specific period of time. Furthermore, the investor claims that in exchange for several investments, loans made to the Company and expertise provided to the Company, he was promised, but never given, a position on the Company’s Advisory Board and 100,000 warrants as compensation for serving on the Advisory Board. The investor is claiming that, as a result of the Company's actions, he has suffered damages in excess of $1 million. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

On or about October 6, 2006, two investors in certain of the Company's private placements of common stock and warrants filed a Complaint in the United States District Court, Northern District of Georgia (Case No. 1:06-CV-2391), against the Company, alleging the breach of certain registration rights agreements. More specifically, the investors claim, among other things, that they were denied certain rights they were allegedly owed under the agreements, and were inappropriately prevented from exercising warrants and selling shares during a specific period of time. The investors are claiming that, as a result of the Company's actions, they have suffered damages in excess of $1 million. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

On or about October 6, 2006, two investors in certain of the Company's private placements of common stock and warrants filed a Complaint in the United States District Court, Northern District of Georgia (Case No. 1:06-CV-2390), against the Company, alleging the breach of certain registration rights agreements. More specifically, the investors claim, among other things, that they were denied certain rights they were allegedly owed under the agreements, and were inappropriately prevented from exercising warrants and selling shares during a specific period of time. The investors are claiming that, as a result of the Company's actions, they have suffered damages in excess of $1 million. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

On or about October 20, 2006, Hamouth Family Trust (“Hamouth”) filed a Complaint against the Company in the Court of Chancery of the State of Delaware, in which Hamouth seeks declaratory and injunctive relief, as well as damages in an unspecified amount, related to the Company’s alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by Hamouth. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this report contains forward-looking statements that involve risks and uncertainties. smarTVideo™’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified elsewhere in this report. You should also carefully review the risk factors set forth in other reports or documents that smarTVideo™ files from time to time with the United States Securities and Exchange Commission, particularly our Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this report.

Overview

SmartVideo Technologies, Inc. is a provider of media content distribution services and technology. Incorporated in 1984, the Company acquired OVT, Inc., d/b/a SmartVideo, in November 2002. Since the acquisition of OVT, the Company's business has been that of SmartVideo Technologies, Inc. Although the core business of the Company has remained constant, the Company has changed its focus from distributing business-to-business services to the distribution of media content to consumers.

Since 2002, the Company has been a video content aggregator, a technology provider and a distributor of video content to consumers connected to the public Internet. We are in the business of purchasing the rights to video/television content and delivering that video content to subscribers for a fee. Additionally, we anticipate being in the business of providing managed services for Internet network operators (carriers) and for major content producers, owners and distributors. We intend to continue expanding our market opportunity by delivering media services to all forms of devices capable of receiving an Internet Protocol (IP) data stream and rendering this data stream into visible images on displays.

The Company believes it provides one of the most extensive collections of programming available in the mobile video industry. In general, the Company pays for the content distribution rights on either a fixed-fee per subscriber, per month basis or on a revenue-sharing basis. Some of the content arrangements have minimum purchase guarantees per month.

The Company licenses the content distribution rights on either a “fixed-fee, per subscriber, per month” basis or on a revenue-sharing basis. These license fees are payable to the content owners, producers, or distributors for each respective channel. Licensee fees range from $0.04 per subscriber, per month to $0.50 cents on our subscription model. In the area of our Premium offerings we typically share at a rate of 50% of the net collected revenue on our revenue sharing model. The pricing is based on individual negotiations of the specific rights (including geographic and technology platforms), the amount and quality of the content, and the estimated appeal of the content to our current and prospective subscribers. In fiscal year 2005, the majority of our revenue was derived from a per subscriber, per month, fixed-fee arrangement. For fiscal year 2006 and subsequent years, we are targeting a diverse subscriber base in the mobile entertainment industry.

The Company and MSNBC.com completed a beta test for MSNBC.com's new advertising-supported news service. This mobile news service is offered free of charge to MSNBC.com users. The Company provides MSNBC.com with the ability to insert advertising as part of the news service, and the Company intends to expand into other advertising-supported revenue services.

The Company is in the process of developing and intends to market a complete suite of new media services that combine TV, radio and other media brands with user-friendly personalization, interactivity and targeted advertising. The capital expenditures required to develop the software for these new services are anticipated to be approximately $250,000. There can be no assurance that the Company will be successful in the development or marketing of these services.

 Critical Accounting Policies and Estimates

The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company’s forecasts as to how results and trends might change in the future. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and our Audit Committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis.”

The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations include:

Revenue Recognition

The accounting related to revenue recognition in the digital media and multimedia broadcast industry is complex and affected by interpretations of the rules and an understanding of various industry practices, both of which are dynamic in nature and subject to change. As a result, revenue recognition accounting rules require us to make significant judgments.

We typically provide services to our business-to-business customers under volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain arrangements, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their preferential negotiated rates. Revenue is recognized as earned upon the delivery of service to our subscription-based customers. This is typically when a digital media or multimedia broadcast is viewed. Many of our subscription-based customers access our programming through the purchase of a monthly, semi-annual, or daily subscription fee for our mobile entertainment services. Revenue from mobile advertising is recognized when the related services are performed. See Note 3(J) (Basis of Presentation and Significant Accounting Policies) to the Financial Statements included elsewhere in this report.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2006, we have adopted SFAS No. 123(R). See Note 3(I) (Basis of Presentation and Significant Accounting Policies) to the Financial Statements included elsewhere in this report.

Results of Operations

For the Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Revenues

Revenues for the three-month period ended September 30, 2006 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers. Our revenues increased by approximately $139,000 for the three months ended September 30, 2006 as compared to the same period in 2005. This increase is primarily attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct-to-consumer along with mobile advertising revenue of approximately $23,000.

Broadcast rights

Broadcast rights expenses for the three months ended September 30, 2006 were approximately $617,000 as compared to $777,000 for the same period in 2005. Broadcast rights expenses were greater in 2005 versus 2006 due to the initial up front roll out costs bringing the services to market. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct-to-consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $258,000 for the three months ended September 30, 2006 as compared to the same period in 2005. As our industry and Company continues to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and rely less on the use of consultants for discrete projects.

Consulting and professional fees

Our consulting and professional fees decreased by approximately $580,000 for the three months ended September 30, 2006 as compared to the same period in 2005. This decrease in consulting fees for the three months ended September 30, 2006 is primarily attributable to the Company’s reduced reliance on outside professionals for services as discussed above.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $60,000 for the three months ended September 30, 2006 when compared to 2005 is primarily due to a one-time vendor certification expense during the quarter ended September 30, 2005.

Settlement Expense

Settlement expense for the three months ended September 30, 2006 and 2005 was $57,000 and $0, respectively.

Stock-based Compensation

For the three months ended September 30, 2006, we have recorded approximately $1,659,000 as compared to $966,000 for the three months ended September 30, 2005 in non-cash, stock-based compensation. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

Depreciation

Depreciation expense for the three months ended September 30, 2006 increased by approximately $70,000 when compared to the same period in 2005. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Income (Expense)

Interest income for the three months ended September 30, 2006 of $136,129 included a reversal of a previously recorded interest expense in the amount of $53,000. Interest expense for the three months ended September 30, 2005 was $4,831.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities, trade shows, and other general and administrative expenses. Our selling, general and administrative costs increased approximately $154,000 for the three months ended September 30, 2006 when compared to the same period in 2005. This increase is attributable to additional staffing, call center costs, increased insurance and SEC report filing costs.

For The Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Revenues

Revenues for the nine-month period ended September 30, 2006 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers. Our revenues increased by approximately $355,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase is primarily attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct-to-the-consumer along with mobile advertising revenue of approximately $23,000.

Broadcast rights

Broadcast right expenses for the nine months ended September 30, 2006 were approximately $1,775,000 as compared to $1,286,000 for the same period in 2005. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $794,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. As our industry and Company continues to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and rely less on the use of consultants for discrete projects.

Consulting and professional fees

Our consulting and professional fees increased by approximately $1,458,000 for the nine months ended September 30, 2006 as compared to the same period in 2005. This increase in consulting fees for the nine months ended September 30, 2006 is primarily attributable to the consulting agreement with Growth Consultants LLC.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $102,000 for the nine months ended September 30, 2006 when compared to 2005 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Settlement Expense

Settlement expense for the nine months ended September 30, 2006 and 2005 was $705,000 and $0, respectively.

Stock-based Compensation

For the nine months ended September 30, 2006, we have recorded approximately $3,833,000 as compared to $4,067,000 for the nine months ended September 30, 2005 in non-cash, stock-based compensation. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

Depreciation

Depreciation expense for the nine months ended September 30, 2006 increased by approximately $218,000 when compared to the same period in 2005. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Income( Expense)

Interest income for the nine months ended September 30, 2006 of $212,196 included a reversal of a previously recorded interest expense in the amount of $53,000. Interest expense for the nine months ended September 30, 2005 was $195,421. The decrease was attributed to the issuance of additional shares of common stock as additional consideration related to the rights of certain convertible debt holders in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities, trade shows, and other general and administrative expenses. Our selling, general and administrative costs increased approximately $321,000 for the nine months ended September 30, 2006 when compared to the same period in 2005. This increase is attributable to additional staffing, call center costs, and SEC report filing costs.

Liquidity and Capital Resources and Going Concern

We have incurred recurring losses and negative cash flows since inception. As of and for the nine months ended September 30, 2006, we had an accumulated deficit of $53,698,751, a consolidated net loss of $13,744,995 and consolidated net cash flows used in operations of $7,894,368. As a result, our operations are not an adequate source of cash to fund future operations and these matters raise substantial doubt about our ability to continue as a going concern. To fund our cash requirements, we have relied on private placements of equity and loans from shareholders and other related entities. Although we closed on a $9.0 million equity financing on July 17, 2006, our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

Cash flows generated from operating activities during the nine months ended September 30, 2006 were not sufficient to offset our operating expenditures. Notwithstanding, certain forward-looking statements made during the Company’s last annual meeting of shareholders and set forth in a recent Company press release, based on the current information available regarding our proposed plans and assumptions relating to operations, we anticipate that the net proceeds from our most recent financing, together with projected cash flow from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond June 2007. As a result, it will be necessary for us to secure additional financing to support our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

Contractual Obligations and Commercial Commitments

See Note 4 (Broadcast Rights) and Note 6 (Office Lease) included elsewhere in this report. There have been no material changes in contractual obligations and commercial commitments subsequent to December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes regarding the Company's market risk position from the information provided on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

Our chief executive officer and chief financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for our Company and our subsidiary. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. In addition, the Certifying Officers have concluded that our disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by us under the Exchange Act is accumulated and communicated to management, including our principal executive officers as appropriate, in a manner to allow timely decisions regarding the required disclosure.

 There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 9(A), 9(B) and 10 to the Financial Statements included elsewhere in this report which discuss material pending legal proceedings to which the Company is a party and which are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2006, the Company completed an equity financing pursuant to a securities purchase agreement dated as of July 7, 2006 among the Company and 74 accredited investors. Under the terms of the agreement, the Company received gross proceeds of $9,000,000 and issued to the investors a total of 7,200,000 shares of common stock and five year warrants exercisable at $2.50 per share to purchase up to 7,200,000 shares of common stock. Such securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. This round of financing triggered an anti-dilution provision under a prior financing resulting in the issue of additional warrants exercisable at $1.25 per share to purchase 6,553,663 shares of common stock.

Item 6. Exhibits

Exhibits
4.1(1)	Redeemable Warrant issued to Skyward Mobile.
4.2(1)	Redeemable Warrant issued to James Morrison.
4.3*(1)	Redeemable Warrant issued to Skyward Mobile, LLC.
4.4*(1)	Redeemable Warrant issued to Skyward Mobile, LLC.
4.5*(1)	Redeemable Warrant issued to Skyward Mobile, LLC.
4.6*(1)	Redeemable Warrant issued to Skyward Mobile, LLC.
4.7*(1)	Redeemable Warrant issued to Skyward Mobile, LLC.
4.8*(1)	Redeemable Warrant issued to Skyward Mobile, LLC.
4.9*(1)	Redeemable Warrant issued to Skyward Mobile, LLC.
4.10*(1)	Redeemable Warrant issued to Skyward Mobile, LLC.
4.11*(1)	Redeemable Warrant issued to James Morrison.
4.12*(1)	Redeemable Warrant issued to James Morrison.
4.13*(1)	Redeemable Warrant issued to James Morrison.
4.14*(1)	Redeemable Warrant issued to James Morrison.
4.15*(1)	Redeemable Warrant issued to James Morrison.
4.16*(1)	Redeemable Warrant issued to James Morrison.
4.17*(1)	Redeemable Warrant issued to James Morrison.
4.18*(1)	Redeemable Warrant issued to James Morrison
4.19(2)	Form of Warrant
4.20(3)	Form of Anti-Dilution Warrant
4.21(2)	Securities Purchase Agreement dated July 7, 2006 between the Company and the investors party thereto.
4.22(2)	Registration Rights Agreement dated July 7, 2006 between the Company and the investors party thereto.
10.1*(1)	Master Development Agreement dated July 24, 2006, between Skyward Mobile, LLC and the Company.
10.2*(1)	Master Consulting Agreement dated July 24, 2006, between James Morrison and the Company.
10.3*(1)	Letter Agreement dated August 22, 2006, between Joseph S. Johnson and the Company.
10.4	Letter dated July 7, 2006 regarding extension of the Growth Consultants, LLC Consulting Agreement.
31.1	Certification of the Chief Executive Officer and President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
32.2	Certification of the Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
_________________________
* Confidential Treatment has been requested for the marked portion and filed separately with the Commission.
(1) Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1/A (Registration No. 333-137034) filed on September 27, 2006.
(2) Incorporated herein by reference to the exhibits to the Company’s Form 8-K filed on July 21, 2006.
(3) Incorporated herein by reference to the exhibits to the Company’s Form 8-K filed on November 4, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC

By:	/s/ William J. Loughman	Date:	November 6, 2006
William J. Loughman
Chief Financial Officer (Chief Financial Officer and Principal Accounting Officer)