Form 10-K
period 2006-12-31
SMART VIDEO TECHNOLOGIES INC
filed 2007-03-30
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number 0-26809

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
Yes ☐         No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

The aggregate market value of voting common stock held by non-affiliates of the issuer as of June 30, 2006 was approximately $52,254,773 (computed based on the closing sale price of the common stock as reported on the OTC Bulletin Board at $1.40 per share as of such date).

As of the close of business on March 27, 2007, 53,667,284 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: None.

Unless the context otherwise requires, all references to “SmartVideo,” “uVuMobileTM,” the “Company,” “we,” “us” or “our” refers to SmartVideo Technologies, Inc. and its subsidiary. References in this report to annual financial data for SmartVideo refer to fiscal years ended December 31.

General information about SmartVideo can be found at www.smartvideo.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the SEC. The information on our website is not incorporated into this report.

FORWARD-LOOKING STATEMENTS

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth below and in various places in this report, including under the headings Item 1A. “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. These factors include:

•	general economic conditions;

•	significant uncertainty inherent in the mobile entertainment services industry;

•
we face intense and increasing competition from the telecommunications industry and the satellite and cable television industry; new competitors are likely to emerge and new technologies may further increase competition;

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

•	lack of funding to continue our operations and our ability to obtain future financing or funds;

•	our ability to successfully obtain a diverse customer base or retain our existing customers;

•	our ability to protect our intellectual property through patents, trademarks, copyrights and confidentiality agreements;

•	our ability to attract and retain a qualified employee base;

•	our ability to respond to new developments in technology and new applications of existing technology before our competitors;

•
our ability to develop, maintain and enhance our strategic relationships with wireless carriers, Multi-Service Operators (MSO's), handset manufacturers and distributors, key streaming media technology companies and content providers;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;

•	our ability to maintain and execute a successful business strategy; and

•	we may face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission (“SEC”).

You are cautioned not to place undue reliance on these forward-looking statements, which are valid only as of the date they were made. We undertake no obligation to update or revise any forward-looking statements to reflect new information or the occurrence of unanticipated events or otherwise.

PART I

Item 1.  Business

 SmartVideo Technologies, Inc. (hereinafter sometimes referred to as “SmartVideo,” “uVuMobile™,” the “Company,” “we,” “us,” or “our”) is a provider of video content distribution services and technology.

Incorporated in 1984, the Company acquired OVT, Inc., d/b/a SmartVideo, in November 2002 and subsequently changed its name to SmartVideo Technologies, Inc. Although the core business of the Company has remained constant, the Company has changed its focus from distributing business-to-business services to the distribution of video content to consumers.

Since 2002, the Company has been a provider of technology engaged in the aggregation and distribution of streaming video content to consumers connected to the public Internet. The Company has been in the business of purchasing the rights to video and television content and delivering that content to subscribers for a fee. Additionally, the Company also provides managed services for Internet network operators (carriers) and for major producers, owners and distributors of content. The Company intends to continue expanding its market opportunities by delivering video services to all forms of devices capable of receiving an Internet Protocol (IP) data stream and rendering that data stream into visible images on displays.

In January 2005, the Company launched its direct-to-consumer mobile video service providing its customers with access to high-quality video programming that is transmitted directly to SmartPhone cellular handsets and to Wi-Fi enabled PDA devices. In addition, the Company has developed Real Time Streaming Protocol (RTSP) and Java 2 Platform, Micro Edition (J2ME) compatibility.

During the fourth quarter of 2006, the Company expanded its product offerings to include a new suite of mobile technology and content solutions, bringing together a myriad of implementation choices, business models and marketing plans. The Company believes these new products will aid our customers that are seeking to capitalize on mobile technology opportunities. These new media services combine TV, radio, and other media platforms with user-friendly personalization, interactivity and targeted advertising.

Our Business Strategy

Our overall goal is to capitalize on the ever increasing demand by consumers for personalized and interactive entertainment in the mobile technology industry. In connection with this goal, the Company provides its clients with high-quality, interactive media solutions to mobilize their content. The initial target market includes media and entertainment companies, consumer and retail brands, portals and user oriented communities.

Key Initiatives:

In order to be successful with our business strategy, we are focusing on the following key initiatives:

Increase Sales of our Products - We believe that improvement in the following areas will facilitate increased sales of our products: 1) Implementation of diverse and effective distribution programs; 2) Increasing our marketing resources and 3) Continuing to develop exciting new media solutions.

Technology Leadership - We believe that technological leadership will play an important role in our ability to introduce services that are customer-friendly at a reduced  cost. We intend to continue developing our core technology, with particular interest in new media services that combine TV, radio and other media with user-friendly personalization and interactivity.

Expand the Number of Compatible Handsets - Our products and services are compatible with Microsoft Windows Mobile O/S, Symbian O/S, J2ME and Palm wireless handsets, representing about 30 % of the U.S. market and all Windows O/S PDA devices, which comprise about 85% of all PDA handsets. We intend to expand our market opportunity by expanding the compatibility of our products and services with additional handset types and operating systems.

Key Strengths

Core Technology - We have developed a core technology platform that is optimized for the efficient utilization of Internet bandwidth in conjunction with streaming video. We believe that we deliver the highest quality video stream for any given Internet bandwidth utilized.

Adaptability - We believe that we can develop custom applications to meet the requirements of a variety of application segments and integrate feature sets core to each of these platforms delivering comprehensive turnkey solutions for a variety of mobile applications.

Compatibility - We believe that we have a technological infrastructure that is compatible with nearly all data network configurations, Wi-Fi data networks, and a significant number of handset models. We believe that our key technological strengths include:

High-Quality Picture and Sound - We believe our programming provides customers with high quality video for a given bandwidth. We believe that our live linear video feed compares favorably to download-and-play technology, without the extended wait time for the download to complete. This reduced wait time and high quality provide a significant competitive advantage. We believe that quality is a key differentiation between our service and all competing services.

Access to Global Media Companies - We formed a Board of Advisors in 2004, whose primary role is to advise us on the development of relationships with global media companies. Our Board of Advisors consists of leading current and past executives from media production and distribution companies.

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

James D. Tate - Mr. Tate is a well known business and civic leader in South Florida and is Co-owner and CEO of Bongo Apparel and TKO Apparel, Co-owner of Tate Realty and Co-owner and President of Tate Development Corp. He has served on numerous boards both past and present and has received numerous prestigious business and civic awards.

Robert Rubin - Mr. Rubin is CEO of Topp Group, Inc., a holding company that has created several wireless telecommunications business. He is also a managing partner of Apex Capital Corp. Mr. Rubin is the former President and founder of Litestream Technologies, a joint venture between Rubin and TECO Energy, former President of Strategic Technologies, a subsidiary of Lennar Corp., both NYSE companies, and former President and member of the Board of Directors of Peoples Telephone Company. Mr. Rubin is also a CPA and an attorney having specialized in M&A and securities transactions.

Product Offerings

Our principal business is characterized by the following product offerings:

Mobile Video Hosting Services - The Company has developed one of the leading Mobile Content Delivery Networks (CDNs) in the digital media delivery services industry. We believe that no other CDN can match our performance in delivering high quality digital media over wireless networks. The Company's mobile hosting and streaming solutions enable the distribution of content to mobile users on any carrier network and to multiple types of compatible devices. In addition to providing content management, encoding, hosting, streaming and reporting services for Live, Simulated Live or Video on Demand (VoD), we also provide the following value added services:
•	Multiple Billing Services - includes credit card, carrier direct bill and carrier pSMS

•	Advertising Support - includes ad serving in streams, support of integration with mobile networks

•	Client Application Development - standard and custom application support

•	Content Services - The Company can sub-license to customers unique and compelling content packages

Mobile Marketing Solutions - The Company provides a complete suite of mobile marketing services which includes a Short Message Services (SMS) platform. At the core of our offering is the SMS Campaign Management Platform (CMP) which enables the Company to build and deploy a myriad of custom SMS applications rapidly to meet customer requirements. Our SMS platform is robust, easy to use and provides our messaging customers with an “in-house” campaign manager to create promotions and messaging.

Mobilecasting - The Company is in the process of developing and intends to market an innovative interactive mobile platform for the next generation of digital radio. We plan to combine innovative ground-breaking technology with content to create an interactive radio service for mobile data devices. The Company believes that this product will help revolutionize the radio industry, bringing what we believe to be some of the best terrestrial radio content combined with advanced mobile application features to wireless users.

More specifically, one of the applications, uVuRadio™, which is currently in BETA testing in certain markets is an interactive digital media solution that integrates local and syndicated terrestrial and Internet radio programming with IP communications and the rich media capabilities of mobile devices, delivering an exciting user experience that we believe will extend radio far beyond broadcast audio into a fully mobile and interactive multi-media experience. For example, the application unites the mobile community through the use of IM and chat, and allows for two way communication between talent and the listener for polling and instant feedback. Using this technology, uVuRadio™ users will also be able to use a “buy” button from inside the application to perform m-commerce transactions through carriers and other sales channels.

Mobile Media Solutions - The Company provides a comprehensive turnkey solution for a variety of mobile applications delivering client and browser based applications across all major mobile platforms which include J2ME, BREW, Windows Mobile, Palm and WAP/xHTML. The Company can develop applications to meet the requirements of a variety of application segments and integrate feature sets core to each of these segments including:
•	Multimedia - pictures, music movies, interactive text messaging, etc.

•	Commerce - mobile shopping, location based services, cross-promotional marketing, etc.

•	Communications - mobile IM, mobile e-mail etc.

smarTVideo™ Mobile TV - The Company provides its customers with access to high-quality streaming video programming that is transmitted directly to its customers' Microsoft Windows O/S, Symbian O/S J2ME, and Palm wireless handsets and to Wi-Fi enabled PDA devices.

Subscription Figures

As of December 31, 2006, the Company had approximately 5,100 subscribers for all of its smartTVideo™ mobile TV subscription packages. In addition, the Company had approximately 40,000 subscribers with 10 wireless carriers utilizing the Vibe and Spin applications which are included in the Company's mobile video hosting services.

Competition

The mobile entertainment industry is early in its development cycle, with each competitor offering distinctive services and distinctive business models. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, wireless companies, Direct-to-Home (DTH) companies, Regional Bell Operating Companies (RBOCs) and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources than we have. However, we believe that the quality and variety of video, audio, interactive programming, access to service, customer service and price are the key elements for gaining and maintaining market share.

Wireless Carriers - We face substantial competition in the mobile video industry from cellular telephone companies. Most cellular carriers have a large, established customer base, and many have significant investments in companies that provide programming content. It is unclear whether a carrier developed and deployed product will be a long-term player in this market, or whether the carrier will co-brand and adopt the services of a content aggregator who provides a high value-added service and delivery infrastructure.

Content Aggregators - We encounter competition in the mobile video industry from third-party content aggregators. These content aggregators perform services similar to us. However, such companies presently do not deliver the high-quality video image that we do on 2.5g cellular networks.

Governmental Regulation

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

Employees

As of March 8, 2007, we had 20 full time employees. We believe that our employee relations are good. None of our employees are represented by labor unions.

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

Recent Developments

In January 2007, the Company announced its intent to seek stockholder approval to change the name of the Company to uVumobile, Inc. to better reflect the corporate brand and new products. More specifically, the Company is developing a new suite of products and platforms, which are expected to include backend media hosting, application development, mobile marketing, messaging, content aggregation, billing, advertising and other services directed towards the mobile business-to-business market. On February 14, 2007, the Company initiated this process by distributing a consent solicitation statement to its stockholders seeking consent to amend its Certificate of Incorporation to effect the name change.

On February 28, 2007, our Board of Directors determined that it would be advisable to retain a financial advisor to assist the Company in evaluating various strategic alternatives, including recapitalization, sale of stock, merger or asset disposition possibilities, all with the goal of maximizing stockholder value. On March 21, 2007, after reviewing several candidates, the Board of Directors of the Company unanimously approved the engagement of Daniels & Associates as the Company's exclusive investment banker, financial advisor, and Consultant for these purposes.

On March 9, 2007, we commenced an Offer to Amend and Exchange certain of our outstanding warrants. The offer provides holders of certain warrants the opportunity to amend and exercise any or all of their warrants for a significantly reduced exercise price by either paying the exercise price in cash or by tendering a specified number of warrants for each share of common stock being purchased. Unless extended, the offer expires at midnight, Eastern Time, on April 6, 2007.

Item 1A.  Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this report, including our consolidated financial statements and related notes.

Our independent auditor’s report contained a going concern qualifier and we continue to experience losses from operations.

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2006, contains an explanatory paragraph which states that we have suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. We have incurred substantial net losses of $6,792,930, $19,740,274 and $24,488,876 for the years ended December 31, 2004, 2005 and 2006, respectively.

At December 31, 2006, we had an accumulated deficit of $64,442,632, a working capital deficit of $5,154,106, a loss from operations of $24,748,391 and cash flows used in operations of $11,077,782. Our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

We used the proceeds received from private placements conducted in March, November and December 2005, and July 2006 for the acquisition of programming rights, marketing and sales initiatives, and further improvements to our technology, as well as to increase staffing levels to support these marketing and technology efforts, all of which will adversely affect operating results until revenues from sales of our services reach a level at which operating costs can be supported. In our efforts to strengthen our marketing and sales initiatives of the distribution of our services, it is critical that we obtain distribution partners in order to begin generating revenues.

Cash flows generated from operating activities during the twelve months ended December 31, 2006 were not sufficient to offset our operating expenditures. Based on the information currently available regarding our proposed plans and assumptions relating to operations, we anticipate that the net proceeds from our last financing in 2006, together with projected cash flow from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond the second quarter of 2007. As a result, it will be necessary for us to secure additional financing to support our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

We have a limited operating history and insufficient revenue to generate positive cash flows from our operations.

We formally launched our Internet based products and services in 2003. To date, we have earned only minimal revenue from these services and the revenue is presently insufficient to generate positive cash flows from our operations. Additionally, the income potential of our business and from our markets is unproven. Because of the emerging nature of the mobile entertainment industry, our executives have limited experience in it. As a young company operating in an emerging market, we face risks and uncertainties relating to our ability to implement our business plan successfully. Our future revenues and success depend significantly upon acceptance of our mobile entertainment services and the mobile entertainment industry as a whole. Our future revenues and success also depend on the development of revenue growth from our services. Our ability to successfully introduce new services and the expected benefits to be obtained from these new services may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, and competitive factors or other events beyond our control. We incurred operating losses in fiscal 2006, expect to do so in fiscal 2007 and cannot be assured that we will successfully market any services, or operate profitably in the future.

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

Since we expect to continue incurring net losses, we may not be able to implement our business strategy and the price of our stock may decline.

As of December 31, 2006, we had an accumulated deficit of $64,442,632. We have incurred net losses quarterly from inception through December 31, 2006, and we expect to continue to incur net losses for the foreseeable future.

Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures or unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing our business strategy, we must, among other things:

•	achieve broad customer adoption and acceptance of our products and services;

•	successfully raise additional capital in the future;

•	successfully integrate, leverage and expand our sales force;

•	successfully scale our current operations;

•	implement and execute our business and marketing strategies;

•	address intellectual property rights issues that affect our business;

•	develop and maintain strategic relationships to enhance the development and marketing of our existing and new products and services; and

•	respond to competitive developments in the mobile entertainment services industry.

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

The mobile entertainment services industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology, new applications of existing technology and new treatment methods. Our response may be stymied if we require, but cannot secure, rights to essential third-party intellectual property. We compete against numerous companies offering alternative systems to ours, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development. Our financial condition and operating results could be adversely affected if our mobile entertainment services fail to compete favorably with these technological developments, or if we fail to be responsive in a timely and effective manner to competitors’ new services or price strategies.

Our success is dependent on the performance and retention of our executive officers, consultants and key employees.

Our business and operations are substantially dependent on the performance of our executive officers and key employees, including David Ross, William Loughman, Tony Novia, Tom Parrish, Scott Hughes and Ronald A. Warren, all of whom have worked together for only a relatively short period of time. We do not maintain “key person” life insurance on any of our executive officers. The loss of one or several executives could seriously harm our business. Any reorganization or reduction in the size of our employee base could harm our ability to attract and retain other valuable employees critical to the success of our business.

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

During 2006, two of our customers accounted for approximately 8% of our revenues. During 2006, we experienced a shift from a business-to-business model to a subscription-based model reducing much of our reliance on revenues from related parties. We are in the process of developing relationships with distribution channel partners to increase the size of our customer base. We cannot successfully accomplish our business objectives by relying solely on our existing customer base. If we are unsuccessful in increasing and broadening our customer base, our ability to maintain and grow our business will suffer.

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

It may be alleged that we are liable to third-parties for certain legal matters relating to video, music, software, and other content that we encode, distribute, or make available to our customers if, among other things:

•	the content or the performance of our services violates third-party copyright, trademark, or other intellectual property rights;

•	our customers violate the intellectual property rights of others by providing content to us or by having us perform digital media services; or

•	content that we encode or otherwise handle for our customers is deemed obscene, indecent, or defamatory.

Any alleged liability could damage our business by damaging our reputation, requiring us to incur legal costs in defense, exposing us to awards of damages and costs and diverting management’s attention, all which could have an adverse effect on our business, results of operations and financial condition. Our customers generally agree to hold us harmless from claims arising from their failure to have the right to encode or distribute multimedia software and other content given to us for that purpose. However, in some cases we may not be able to obtain such agreements or customers may contest this responsibility or not have sufficient resources to defend claims. In addition, we have limited insurance coverage for claims of this nature and may not be able to cover losses above our insurance coverage limits.

Because we host, stream and deploy audio and video content on or from our websites for customers and provide services related to digital media content, we face potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials. Claims of this nature have been brought and sometimes successfully made against content distributors. In addition, we could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm our business.

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

Further, we plan to offer our mobile entertainment services and applications to customers worldwide including customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third-parties could have a negative effect on our business, results of operations and financial condition.

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

Due to the evolving nature of our industry, we will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. We cannot be certain that we will be successful in developing new relationships or that our partners will view these relationships as significant to their own business, or that our partners will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our brand and services.

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

•
other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could dramatically change the market for our products and services.

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

The technology underlying our multimedia broadcast services and applications is complex and includes software that is internally developed and software licensed from third-parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our digital media services are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers. Because our customers depend on us for digital media management, any interruptions could:

•	damage our reputation;

•	cause our customers to initiate product liability suits against us;

•	decrease our product development resources;

•	cause us to lose revenues; and

•	delay market acceptance of our digital media services and applications.

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

We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, and retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws are developed and are interpreted by the judicial system, they could have the effect of:

•	increasing our costs due to new or changes in tax legislation;

•	limiting the growth of the Internet;

•	creating uncertainty in the marketplace that could reduce demand for our products and services;

•	limiting our access to new markets which may include countries and technology platforms;

•	increasing our cost of doing business;

•	exposing us to significant liabilities associated with content distributed or accessed through our products or services; or

•	leading to increased product and applications development costs, or otherwise harming our business.

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

As of December 31, 2006, we had approximately $3,696,000 in cash. We anticipate, based upon our proposed plans and assumptions relating to operations that the net proceeds of approximately $9 million from the closing of our most recent financing in July 2006, together with revenues generated from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond the second quarter of 2007. There can be no assurance that we will be able to obtain additional financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives or remain in operation. This could seriously harm our business, results of operations and financial condition.

If we do not secure substantial additional funding to meet our capital needs through the incurrence of debt, we may have to issue additional shares of common stock or other securities convertible into shares of our common stock. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced and these securities may have rights and preferences superior to that of our current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We currently sub-lease approximately 25,000 square feet of office space at 3505 Koger Boulevard, Suite 400, Duluth, GA 30096. The office space currently serves as our corporate headquarters located in Duluth, Georgia. We pay rent of approximately $23,000 per month on a two year sub-lease which was entered into in May 2005 and expires on August 31, 2007.

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

On July 5, 2004, the Company entered into a distribution agreement with Open Systems, Ltd. Certain issues arose regarding the terms of the agreement and the parties mutually agreed to terminate the contract. The parties have been engaged in the process of ending the relationship pursuant to the terms and conditions of a settlement agreement, which is anticipated to provide for a release of all actual or potential claims against the Company, its officers and directors. At December 31, 2006, there were no related accrued contingency losses.

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of ours, announced its intention to bring legal action in the form of a mediation/arbitration against us in regard to our alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of our products. The dispute includes claims of SVEL that we had anticipatorily breached our agreement with SVEL, thus allegedly inhibiting the development of SVEL's business utilizing our technology on an exclusive basis in 25 countries throughout the European Union. We contend that we had the right to terminate the agreement because of breaches by SVEL. On or about December 13, 2006, SVEL filed its Statement of Claim with the American Arbitration Association. The Company filed its response to the Statement of Claim on or about January 22, 2007. We intend to defend against the claim vigorously, although there can be no assurances that we will be successful.

On November 29, 2005, ProNetworkTV, Inc. filed a Complaint for Equitable Relief in the Superior County Court of Gwinnett County, State of Georgia, (Civil Action Number 05-A-13684-2) against OVT, Inc. seeking the recovery of late fees in the amount of $100,614 alleged to be owed pursuant to a Promissory Note executed by OVT, Inc. in favor of ProNetworkTV, Inc. in the principal amount of $325,000. ProNetworkTV, Inc. alleges that OVT, Inc. failed to make payments when due under the Promissory Note. As a result of the alleged failure to makes such payments, ProNetworkTV, Inc. alleges that late fees accrued under the Promissory Note. On March 26, 2006, the Company filed a Motion to Dismiss with the Court. On May 8, 2006, the Company's Motion to Dismiss was granted. On September 11, 2006, ProNetworkTV, Inc. filed a Complaint against the Company and OVT, Inc. in the Superior Court of Gwinnett County, State of Georgia (Civil Action Number 06A-08430-5) seeking recovery of the same late fees referenced above, but this time in the amount of $105,261.54, which is alleged to be owed pursuant to the same Promissory Note referenced above. Further, the Complaint seeks a declaratory judgment that ProNetworkTV, Inc. is the owner of certain technology belonging to the Company, which is the subject of a services agreement between the parties. The Complaint also alleges that ProNetworkTV, Inc. is entitled to monetary damages arising out of the Company's alleged breach of the services agreement. On September 15, 2006, the Company reached a settlement agreement with ProNetworkTV, Inc. relating to this and certain other unrelated matters. Pursuant to the terms of the settlement agreement, both parties agreed, among other things, to provide mutual general releases of any existing alleged claims either party may have had as of the date of the settlement agreement, including, but not limited to, any claims relating to the promissory note that was the subject of this lawsuit. After reaching the September 15, 2006 agreement referenced above, ProNetworkTV, Inc. took the position that a “final” agreement had not, in fact, been reached. Currently, the parties are proceeding as they were prior to reaching the September 15, 2006 settlement agreement. The Company intends to defend against the claims vigorously, although there can be no assurances that the Company will be successful.

On January 19, 2006, the Company received a letter on behalf of Mantra Films, Inc. demanding that the Company pay cash damages of $791,244 as a result of the Company's alleged breach of certain guarantee obligations under an agreement between Cell Phone Entertainment, LLC, Mantra Films, Inc. and the Company (as Guarantor), dated September 30, 2004. Mantra Films, Inc. alleges that Cell Phone Entertainment, LLC and the Company failed to make certain guaranteed minimum license payments due under the agreement. As a result of the alleged failure to make such minimum payments, Mantra Films, Inc. terminated the agreement. The $791,244 demand represents the entire contract amount, including both past due payments and future guaranteed license fees, totaling minimum payments due pursuant to the agreement of $900,000, which amount has been reduced by payments made and certain prepaid insurance premiums in the amount of $108,756. On June 12, 2006, Mantra Films, Inc. filed suit against Cell Phone Entertainment, LLC and the Company in the Superior Court for the State of California, County of Los Angeles (Civil Action File NO. SC090022). Mantra Films, Inc.'s Complaint sets forth the same basic facts discussed above, as well as certain additional facts regarding the alleged failure of the Company to return certain property to Mantra Films, Inc. In its Complaint, Mantra Films, Inc. has asserted claims for breach of contract, conversion, unjust enrichment, specific recovery of personal property accounting and interference with prospective economic advantage. The Complaint seeks damages in the amount discussed above, in addition to certain unspecified damages to be proven at trial. On October 5, 2006, the Company filed a Motion to Compel Arbitration. A hearing on the Motion took place on December 27, 2006 and at the hearing the Court ordered the case to arbitration. The parties agreed to mediate the case prior to commencing arbitration proceedings. On January 12, 2007, the mediation took place, but the parties were unable to come to a successful resolution of the matter. Thereafter, on February 15, 2007, the Company and Cell Phone Entertainment, LLC entered into a settlement agreement with Mantra Films, Inc. and ROAR Productions (as a signatory to the contract at issue in the lawsuit filed by Mantra Films, Inc.). Pursuant to the terms of the settlement agreement, the Company agreed to pay Mantra Films, Inc. the total sum of one hundred and fifty thousand dollars ($150,000), which sum is to be paid in eight (8) equal installments of $18,750, to be allocated between Mantra Films, Inc. and ROAR Productions as solely agreed to by and between Mantra Films, Inc. and ROAR Productions. Payment of the obligation is secured by a lien on certain assets of the Company in favor of Mantra Films, Inc. in the amount of one hundred and fifty thousand dollars ($150,000), which lien shall be released upon full and final payment under the agreement. Any breach of the payment obligations by the Company shall allow Mantra Films, Inc. to assert a claim in any proceeding in bankruptcy, reorganization, merger, sale, or an assignment for the benefit of creditors for the value of their claims in the Mantra Lawsuit in the amount of three hundred ninety-nine thousand ($399,000), less any payments that have been made, which amount includes a claim for any sums remaining due on the secured interest of one hundred fifty thousand ($150,000), and a claim as a general unsecured creditor for the balance of the three hundred ninety nine thousand ($399,000). In consideration of the foregoing, and once all required payments have been made, Mantra Films, Inc. and ROAR Productions agreed to give the Company and Cell Phone Entertainment, LLC, among other things, a dismissal with prejudice of the lawsuit, a non-disparagement clause and a confidentiality clause.

On or about January 18, 2006, Wilson W. Hendricks, III filed a Complaint in the County Court, Seventh Judicial Circuit, in and for St. John's County, Florida against the Company. Mr. Hendricks claimed damages in excess of $600,000 relating to lost wages and unreimbursed business expenses. In addition, he claimed the Company failed to issue 500,000 non-qualified stock options, to which he alleges he was entitled. Mr. Hendrick's main claims are that the he was wrongfully discharged from the Company and that the Company failed to grant him promised stock options. On June 22, 2006, the Court entered an Order requiring the parties mediate the case on or before October 31, 2006. The parties began the mediation process on August 29, 2006. On February 22, 2007, the Company and Mr. Hendricks agreed to the basic terms of a settlement which was memorialized in a settlement agreement dated March 7, 2007. Pursuant to the terms of the settlement agreement, the Company agreed to issue Mr. Hendricks 175,000 shares of the Company's common stock, and pay $10,000 for attorney’s fees and expenses (payable in two monthly installments), in exchange for, among other things, a dismissal with prejudice of the lawsuit. Among other items, the settlement agreement also includes mutual general releases, mutual non-disparagement clauses, a confidentiality clause and a “non-cooperation” clause on behalf of Mr. Hendricks.

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

On or about July 18, 2006, Manhattan Investments, Inc. (“Manhattan”) filed a Complaint against the Company in the United States District Court, Northern District of California (Case No. C-06-4379), alleging that the Company has wrongfully refused to remove the restrictive legend on a stock certificate representing 49,795 shares. The Complaint includes claims for breach of fiduciary and statutory duties, conversion and fraud, and seeks injunctive relief, as well as monetary damages. On October 2, 2006, the Company filed a Motion to Transfer for Improper Venue. The Motion was granted by the Court on November 13, 2006. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

On or about October 20, 2006, Hamouth Family Trust (“Hamouth”) filed a Complaint against the Company in the Court of Chancery of the State of Delaware, in which Hamouth seeks declaratory and injunctive relief, as well as damages in an unspecified amount, related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by Hamouth. The Company has filed an Answer to the Complaint and the discovery period has commenced. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

On November 13, 2006, James A. Jones filed a Complaint in the U.S. District Court for the Northern District of Georgia against the Company and Richard E. Bennett, Jr., the Company's former President and Chief Executive Officer. Mr. Jones alleges a violation of Section 806 of the Corporate Criminal and Fraud Accountability Act of 2002, 18 U.S.C. § 1514 et. seq. (“Sarbanes Oxley”), and is seeking compensatory damages, back pay and reimbursement for lost wages, pension, insurance, and other employment benefits, front pay and reimbursement for lost wages, pension, insurance, and other employment benefits, and attorneys fees. Mr. Jones claims that he was unlawfully terminated in retaliation for investigating and opposing allegedly improper conduct by the Company and Mr. Bennett. The Company and Mr. Bennett filed their Answers to the Complaint on December 21, 2006. The discovery period has commenced. The Company and Mr. Bennett intend to vigorously defend against Mr. Jones' claim, although there can be no assurances that the Company and Mr. Bennett will be successful.

The Company was named as a defendant in four lawsuits brought by a total of eighteen investors in the United States District Court, Northern District of Georgia (Case No. 1:06- CV-0850-MHS filed on or about April 10, 2006, and Case Nos. 1:06-CV-2388, 1:06-CV-2390, and 1:06-CV-2391 filed on or about October 6, 2006). The investors alleged, among other things, that the Company breached certain Registration Rights Agreements. The investors also claimed, among other things, that as a result of the Company's breach of the registration rights agreements they were denied certain rights they were allegedly owed under the agreements, and were inappropriately prevented from exercising warrants and selling shares during a specific period of time. In the aggregate, the investors claimed that as a result of the Company's actions they suffered damages in excess of $13 million dollars. On January 11, 2007 the Company entered into a Settlement Agreement with these investors and certain other interested parties (the “Claimants”). Pursuant to the terms of the Settlement Agreement, the Company issued 6,000,000 shares of the Company's common stock to the Claimants in exchange for the Claimants agreeing to release the Company and its owners, predecessors, successors, directors, officers, stockholders, employees, representatives, attorneys, subsidiaries and affiliates from all suits, claims, charges, liabilities and causes of action of any nature whatsoever which the Claimants had, have or may in the future have, arising out of any acts or events occurring up to and including the effective date of the Settlement Agreement. Among other items, the Claimants further agreed not to use confidential information against the Company in the future. The Settlement Agreement also contains mutual non-disparagement clauses.

On September 9, 2006 and February 14, 2007, respectively, the Company received correspondence from Epsom Investment Services, N.V. (“Epsom”) demanding repayment of an alleged outstanding Demand Loan made in 2002 from Epsom to Sharps Eliminations Technologies, Inc. (“Sharps”) in the amount of $50,000 bearing interest at 5%. Epsom claims that the Company agreed to repay this loan on behalf of Sharps. The Company is still investigating this claim, but currently does not believe any such amounts are due and owing to Epsom.

On February 28, 2007, the Company filed a Complaint in the United States District Court, North District of Georgia (Case No. 1:07-CV-0503) against Leslie L. Croland, Esq., the Company’s former securities counsel, seeking the recovery of damages as a result of Mr. Croland’s professional negligence and breach of fiduciary duties to the Company. More specifically, the Company seeks to recover compensatory damages for, among other things, losses sustained and attorneys’ fees, costs, and expenses and liabilities incurred due to claims asserted by certain investors against the Company, as well as punitive damages, attorneys fees, costs of suit and any other relief the Court deems equitable and just.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

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

	Closing Sale Price
	High	Low
Year Ending December 31, 2006
First Quarter	$5.80	$1.80
Second Quarter	$2.40	$0.93
Third Quarter	$1.50	$0.94
Fourth Quarter	$1.35	$0.81

Year Ending December 31, 2005
First Quarter	$5.82	$2.95
Second Quarter	$1.95	$0.55
Third Quarter	$7.08	$0.95
Fourth Quarter	$7.60	$0.92

As of March 27, 2007, there were approximately 242 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Dividends

Since inception, we have not declared or paid any dividend on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock. The rights of holders of our common stock to receive dividends are subject to certain preferential rights of holders of our outstanding Series A-1 Preferred Stock to receive dividends.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2006, with respect to options outstanding and available under the Company’s 2004 and 2005 Stock Incentive Plans, which are our only outstanding equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code. Both of our equity compensation plans were approved by our stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column a)
	(a)	(b)	(c)
Plan Category

Equity compensation plans approved by security holders	9,030,000	$1.80	5,970,000
Equity compensation plans not approved by security holders	—	N/A	—

TOTAL	9,030,000	$1.80	5,970,000

Stock Performance Graph

The graph below compares the cumulative total return on our common stock with the cumulative total return of the NASDAQ Composite Index, the Russell 2000 Index, the Russell MicroCap Index, the NASDAQ Telecommunications Index and the RDG Composite Index for the last five fiscal years (assuming the investment of $100 in our common stock on November 26, 2002 and each index on October 31, 2002 and the reinvestment of all dividends). The stockholder return shown on the graph below is not necessarily indicative of future performance, and the Company does not make or endorse any predictions as to future stockholder returns.

			Period Ending
Index	10/31/02		12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
SmartVideo Technologies, Inc.	100.00	*	136.49	454.06	446.03	469.22	76.72
Russell 2000	100.00		99.04	141.75	161.77	162.73	176.56
NASDAQ Telecommunications	100.00		102.86	151.46	179.23	187.39	221.81
NASDAQ Composite`	100.00		105.28	175.15	199.92	205.05	238.97
Russell MicroCap	100.00		113.06	203.29	194.81	184.65	233.24
RDG Internet Composite	100.00		102.45	144.90	160.73	157.82	174.98

* Investment in Company’s common stock based on closing price as of November 26, 2002.

Sales of Unregistered Securities

On June 8, 2006, the Company entered into a settlement and release agreement (“Settlement Agreement”) with Enable Growth Partners, L.P. Pursuant to the terms of the Settlement Agreement, the Company agreed to issue 450,000 shares of the Company’s common stock to Enable, in exchange for Enable agreeing to release the Company and its directors, officers, shareholders, employees and agents from all suits, claims, charges, liabilities and causes of action arising out of, relating to, or in connection with Enable’s allegations set forth in the preceding paragraph. The closing price of the Company’s common stock on June 8, 2006 was $1.44 per share. In order to compensate the Company for issuing the Shares to Enable, Richard E. Bennett, Jr., a director and Chief Executive Officer of the Company, has agreed to cause RB Family Holdings Ltd. (“RB”) to return 450,000 shares of the Company’s common stock owned by RB to the Company for cancellation. The Company issued the shares of common stock to Enable pursuant to the transactional exemption under Section 4(2) of the Securities Act.

On July 17, 2006, the Company completed the private sale of its securities pursuant to the Securities Purchase Agreement (the “SPA”) dated as of July 7, 2006 among the Company and 74 accredited investors. Under the terms of the SPA, the Company received gross proceeds of $9,000,000 and issued to these investors a total of 7,200,000 shares of common stock and five-year warrants exercisable at $2.50 per share to purchase up to 7,200,000 shares of common stock. This financing triggered the anti-dilution provision in warrants issued in a previous financing, thereby requiring the Company to issue additional warrants to purchase 6,553,663 shares of common stock at an exercise price of $1.25 per share. The securities issued were exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction not involving a public offering.

During the year ended December 31, 2006, the Company settled two outstanding vendor payables with unrelated third parties by issuing an aggregate of 434,916 shares of common stock having an aggregate fair value of $501,937. Fair value was determined based on the quoted closing trading price on the dates of settlement. The share prices on the dates of issuance ranged from $0.75 - $2.08 per share. Of the total shares issued, 100,000 shares valued at $208,000, were applied directly against a vendor payable in connection with the purchase of computer software. In addition the Company settled with a consultant by issuing 60,000 shares of common stock for all amounts due and owing, issued 75,000 shares to a consultant for services rendered, and issued 199,916 shares in payment of services performed by a vendor. The securities issued were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering.

Issuer Repurchases of Securities

The Company did not repurchase any of its securities during the fourth quarter 2006.

Item 6. Selected Financial Data

The selected historical financial information presented below is derived from our audited consolidated financial statements for the years ended December 31, 2002, 2003, 2004, 2005 and 2006.

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

The data set forth below should be read in conjunction with the financial statements and accompanying notes incorporated by reference.

Selected Historical Financial Data

	2002	2003	2004	2005	2006

Income Statement Data:

Total revenue	$2,750	$63,451	$118,733	$197,257	$800,231
Total operating expenses	611,386	3,242,754	6,839,685	19,021,511	25,454,391
Loss from operations	(689,476)	(3,179,303)	(6,720,952)	(18,824,254)	(24,748,990)
Net loss	(689,476)	(3,859,141)	(6,792,930)	(19,740,274)	(24,488,876)
Loss per share	(0.17)	(0.51)	(0.35)	(0.76)	(0.62)

Weighted average common shares used to compute basic and diluted net loss per share	4,127,243	7,540,849	19,208,345	26,093,554	40,285,528

Other Financial Data:

Net cash used in operating activities	(184,850)	(1,530,148)	(2,451,531)	(5,351,783)	(11,077,782)

Net cash used in investing activities	—	(102,981)	(189,191)	(764,479)	(1,472,439)
Net cash provided by financing activities	177,838	1,925,385	2,730,316	11,521,236	10,454,236

Balance Sheet Data:

Total Assets	$1,335,242	$452,309	$719,551	$11,920,674	$6,691,645

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of our results of operations and financial condition as of and for each of the years ended December 31, 2006, 2005, and 2004, respectively. The discussion should be read in conjunction with our audited consolidated financial statements and the notes related thereto which appear elsewhere in this report.

Overview

SmartVideo Technologies, Inc. (hereinafter sometimes referred to as “SmartVideo,” “uVuMobile™”,” the “Company,” “we,” “us,” or “our”) is a provider of video content distribution services and technology.

Incorporated in 1984, the Company acquired OVT, Inc., d/b/a SmartVideo, in November 2002 and subsequently changed its name to SmartVideo Technologies, Inc. Although the core business of the Company has remained constant, the Company has changed its focus from distributing business-to-business services to the distribution of video content to consumers.

Since 2002, the Company has been a provider of technology engaged in the aggregation and distribution of streaming video content to consumers connected to the public Internet. The Company has been in the business of purchasing the rights to video and television content and delivering that content to subscribers for a fee. Additionally, the Company also provides managed services for Internet network operators (carriers) and for major producers, owners and distributors of content. The Company intends to continue expanding its market opportunities by delivering video services to all forms of devices capable of receiving an Internet Protocol (IP) data stream and rendering that data stream into visible images on displays.

In January 2005, the Company launched its direct-to-consumer mobile video service providing its customers with access to high-quality video programming that is transmitted directly to SmartPhone cellular handsets and to Wi-Fi enabled PDA devices. In addition, the Company has developed RTSP and J2ME compatibility.

During the fourth quarter of 2006, the Company expanded its product offerings to include a new suite of mobile technology and content solutions, bringing together a myriad of implementation choices, business models and marketing plans. The Company believes these new products will aid our customers seeking to capitalize on mobile technology opportunities. These new media services combine TV, radio, and other media platforms with user-friendly personalization, interactivity and targeted advertising.

Recent Developments

In January 2007, the Company announced its intent to seek stockholder approval to change the name of the Company to uVumobile, Inc. to better reflect the corporate brand and new products. More specifically, the Company is developing a new suite of products and platforms, which are expected to include backend media hosting, application development, mobile marketing, messaging, content aggregation, billing, advertising and other services directed towards the mobile business- to- business market. On February 14, 2007, the Company initiated this process by distributing a consent solicitation statement to its stockholders seeking consent to amend its Certificate of Incorporation to effect the name change.

On February 28, 2007, our Board of Directors determined that it would be advisable to retain a financial advisor to assist the Company in evaluating various strategic alternatives, including recapitalization, sale of stock, merger or asset disposition possibilities, all with the goal of maximizing stockholder value. On March 21, 2007, after reviewing several candidates, the Board of Directors of the Company unanimously approved the engagement of Daniels & Associates as the Company's exclusive investment banker, financial advisor, and Consultant for these purposes.

On March 9, 2007, we commenced an Offer to Amend and Exchange certain of our outstanding warrants. The offer provides holders of certain warrants the opportunity to amend and exercise any or all of their warrants for a significantly reduced exercise price by either paying the exercise price in cash or by tendering a specified number of warrants for each share of common stock being purchased. Unless extended, the offer expires at midnight, Eastern Time, on April 6, 2007.

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

We typically provide services to our business-to-business customers under volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain arrangements, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their preferential negotiated rates. Revenue is recognized as earned upon the delivery of service to our subscription-based customers. This typically occurs when a digital media or multimedia broadcast is viewed. Many of our subscription-based customers access our programming through the purchase of a monthly, semi-annual, or daily subscription for our mobile entertainment services. Revenue from mobile advertising is recognized when the related services are performed. See Note 2(H) (Going Concern, Significant Accounting Policies and Risks and Uncertainties) to the consolidated financial statements included elsewhere in this report.

Valuation and Recoverability of Long-Lived Assets

See Note 2(M) to the consolidated financial statements for the years ended December 31, 2006, 2005, and 2004 for a description of the valuation and recoverability of long-lived assets.

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operation loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We continue to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits related to operating loss carry forwards, as realization of such deferred tax assets cannot be determined to be more likely than not likely.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2006, we have adopted SFAS No. 123(R) using the prospective method. See Note 2(H) (Going Concern, Significant Accounting Policies and Risks and Uncertainties) to the consolidated financial statements included elsewhere in this report.

Recent Accounting Pronouncements

See Note 2(T) to the consolidated financial statements for the years ended December 31, 2006, 2005, and 2004 for a description of the new accounting pronouncements and their impact on the Company.

Results of Operations

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Revenues

Revenues for the year ended December 31, 2006 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers. Our revenues increased by approximately $600,000 for the year ended December 31, 2006 as compared to the same period in 2005. This increase is primarily attributable to our decision in 2005 to change our focus to a subscription-based model delivering mobile entertainment services direct to the consumer along with mobile advertising revenue and the implementation of custom applications.

Broadcast rights

Broadcast right expenses for the year ended December 31, 2006 were approximately $4,355,000 as compared to $2,002,000 for the same period in 2005, an increase of 117%. This increase is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount also reflects the costs associated with acquiring the rights to deliver our mobile entertainment services. Additionally, the year ended December 31, 2006 includes an impairment charge of approximately $2,300,000.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $966,000 (55%) for the year ended December 31, 2006 as compared to the same period in 2005. As our industry and Company continue to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and rely less on the use of consultants for discrete projects.

Consulting and professional fees

Our consulting and professional fees increased by approximately $2,209,000 (119%) for the year ended December 31, 2006 as compared to the same period in 2005. This increase in consulting fees for the year ended December 31, 2006 is primarily attributable to the consulting agreement with Growth Consultants LLC, who provides us with consulting services.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $219,000 (28%) for the year ended December 31, 2006 when compared to 2005 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Settlement Expense

Settlement expense for the year ended December 31, 2006 decreased to $4,935,000, from $5,541,000 in 2005, a decrease of 11%.

Stock-based Compensation

For the year ended December 31, 2006, we have recorded approximately $5,039,000, as compared to $4,326,000 for the year ended December 31, 2005 in non-cash, stock-based compensation primarily related to the issuance of stock options to employees. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants. In the year ended December 31, 2006 the expense reflects the grant of stock options under FAS 123R.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2006 increased by approximately $322,000 when compared to the same period in 2005. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our products and services, lease payments related to the use of our corporate facilities, trade shows, and other general and administrative expenses. Our selling, general and administrative costs increased approximately $256,000 (10%) for the year ended December 31, 2006 when compared to the same period in 2005. This increase is attributable to additional staffing, call center costs, and SEC compliance costs.

Interest Income (Expense)

Interest income for the year ended December 31, 2006 of $260,114 included a reversal of a previously recorded interest expense in the amount of $53,000. Interest expense for the year ended December 31, 2005 was $916,020. A substantial portion of the interest expense in 2005 was attributed to the issuance of additional shares of common stock as additional consideration related to the rights of certain convertible debt holders in 2005.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

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

Broadcast rights

Broadcast rights expenses for the year ended December 31, 2005, were approximately $2,002,000 (70%) as compared to $0 for the same period in 2004. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs, including amortization of $1,740,552 associated with acquiring the rights to deliver our mobile entertainment services.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $722,000 for the year ended December 31, 2005, as compared to the same period in 2004. As our industry and Company continue to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and relying less on the use of consultants for discrete projects.

Consulting and professional fees

Our consulting and professional fees increased by approximately $616,000 for the year ended December 31, 2005, as compared to the same period in 2004.

Our consulting fees decreased by approximately $616,000 for the year ended December 31, 2005, when compared to 2004. We experienced a decrease in consulting fees in 2005 primarily due to our ability during that period to fill key positions with full-time employees instead of continuing to utilize outside consultants.

Our professional fees increased approximately $1,232,000 for the year ended December 31, 2005, when compared to the same period in 2004. This increase is primarily attributable to additional professional fees incurred that were associated with financing, the preparation of our registration statement related to the financing, costs associated with the arbitration with Mr. Richard Seifert and KC Adventures, Inc., and litigation associated with the contentious proxy solicitation.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $415,000 (116%) for the year ended December 31, 2005, when compared to 2004 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Depreciation and Amortization

Depreciation and amortization expense for the twelve months ended December 31, 2005, increased by approximately $231,000 (484%) when compared to the same period in 2004. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Settlement Expense

Our settlement expense increased by approximately $5,541,000, primarily as a result of the settlement on January 30, 2006, of a dispute relating to an advisory agreement with one of the Company’s consultants and also for the accrual of other loss contingencies. As a result of the settlement and other accruals, the Company recorded a liability in the approximate amount of $5,541,000 as of December 31, 2005.

Stock-based Compensation

For the twelve months ended December 31, 2005, we recorded approximately $4,326,000 as compared to $3,119,000 in 2004 in non-cash, stock-based compensation expense related to the issuance of certain warrants as compensation paid to advisors. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

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

Interest Expense

Interest expense for the twelve months ended December 31, 2005, was $916,020 as compared with $72,000 in 2004. Of this amount, $712,000 was attributable to the non-cash benefit conversion feature attributed to the issuance of warrants that were issued as additional consideration to certain convertible debt holders.

Liquidity and Capital Resources and Going Concern

We have incurred recurring losses and negative cash flows since inception. As of and for the year ended December 31, 2006, we had an accumulated deficit of $64,442,632, a consolidated net loss of $24,488,876 and consolidated net cash flows used in operations of $11,077,782. As a result, our operations are not an adequate source of cash to fund future operations and these matters raise substantial doubt about our ability to continue as a going concern. To fund our cash requirements, we have relied on private placements of equity and loans from stockholders and other related entities. Although we closed on a $9.0 million equity financing on July 17, 2006, our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

Cash flows generated from operating activities during the year ended December 31, 2006 were not sufficient to offset our operating expenditures. Based on information available regarding our proposed plans and assumptions relating to operations, we anticipate that the net proceeds from our last financing in 2006, together with projected cash flow from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond June 2007. As a result, it will be necessary for us to secure additional financing to support our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

On March 9, 2007, we commenced an Offer to Amend and Exchange certain of our outstanding warrants. The offer provides holders of certain warrants the opportunity to amend and exercise any or all of their warrants for a significantly reduced exercise price by either paying the exercise price in cash or by tendering a specified number of warrants for each share of common stock being purchased. If all of the warrant holders to whom our offer was extended elect to exercise their warrants at the reduced cash exercise price set forth in the offer, we will generate approximately $9 million in gross proceeds available for our use to fund our operations. Unless extended, the offer expires at midnight, Eastern Time, on April 6, 2007. There can be no assurances that our offer will be accepted by our warrant holders and, even if accepted, that they will exercise their warrants for cash.

Contractual Obligations and Commercial Commitments

	For the Years Ended December 31, 2007-2011
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 years	More Than 5 Years

Operating Lease Obligations	$185,332	$185,332	$—	$—	$—
Capital Lease Obligations	194,344	33,255	75,589	85,500	—
Broadcast Rights	3,434,576	2,454,725	943,386	36,465	—
Total	$3,814,252	$2,673,312	$1,018,975	$121,965	$—

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

We do not believe that inflation or foreign currency fluctuations significantly affected our financial position and results of operations as of and for the fiscal year ended December 31, 2006. In addition, we are not party to any material market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data

Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2006:
Total revenue	$112,966	$166,432	$197,302	$323,531	$800,231
Loss from operations	(3,431,211)	(6,241,956)	(4,284,023)	(10,791,800)	(24,748,990)
Net loss	$(3,386,404)	$(6,210,697)	$(4,147,894)	$(10,743,881)	$(24,488,876)

Year ended December 31, 2005:
Total revenue	$25,132	$38,360	$58,248	$75,517	$197,257
Loss from operations	(2,020,338)	(4,447,813)	(3,992,767)	(8,363,336)	(18,824,254)
Net Loss	$(2,218,558)	$(4,440,183)	$(4,044,926)	$(9,036,607)	$(19,740,274)

See pages F-1 through F-3 appearing at the end of this report.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following sets forth certain biographical information concerning our current directors and executive officers:

Name	Position	Age

John E. Abdo	Director	63

Michael E. Criden	Director, Chairman of the Nominating Committee, Member of the Compensation Committee, Member of the Audit Committee	47

William J. Loughman	Chief Financial Officer	51

David R. Ross	President and Interim Chief Executive Officer	56

Glenn H. Singer	Director, Chairman of the Board, Chairman of the Audit Committee, Member of the Compensation Committee, Member of the Nominating Committee	47

Justin A. Stanley, Jr.	Director, Chairman of the Compensation Committee, Member of the Audit Committee, Member of the Nominating Committee	58

David Oros	Director	46

Ronald A. Warren	Corporate Secretary, Vice President of Investor Relations and Corporate Communications	52

John E. Abdo became a Director of the Company in August 2006 and is President of Abdo Companies, Inc., a construction, development, and property management firm in South Florida he started in 1968. He serves on several boards of directors including BankAtlantic Bancorp, Inc., BFC Financial, Levitt Corp., and Bluegreen Corp. (all NYSE companies) as well as Benihana Inc. (a member of NASDAQ).

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

William J. Loughman has been the Company's Vice President of Finance since March 2006 and became Chief Financial Officer of the Company on August 28, 2006. Mr. Loughman joined SmartVideo with over 25 years of finance and operations experience, primarily in the telecommunications industry. Prior to joining SmartVideo, he was with AirGate PCS as Vice President and Chief Financial Officer from July 2004 to March 2005. From April 1998 to December 2003 he was with o2wireless Solutions where he held various positions including President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. He has also held various financial and operations positions with AT&T Wireless from 1996 to 1998, Motorola from 1993 to 1996, Bell Atlantic from 1988 to 1993, and Cellular One from 1985-1988. Mr. Loughman earned his B.B.A. degree from Iona College and M.B.A from Manhattan College.

David R. Ross was elected President on February 28, 2006 and appointed Interim CEO on August 25, 2006. From October 1994 to February 2006, Mr. Ross served in various capacities at Clear Channel Communications, Inc., a diversified media company involved in radio broadcasting, outdoor advertising and live entertainment. From October 2003 to February 2006, Mr. Ross served as a Regional Vice-President and was responsible for managing a division of Clear Channel consisting of 25 radio properties grossing in excess of $82 million annually.

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

Justin A. Stanley, Jr. has been a director of the Company since July 2005. Mr. Stanley is currently a Managing Principal and the Chief Financial Officer of The Staubach Company, Midwest Division, positions he has held since October 2000. He has over 15 years experience in real estate finance, development, and property management. Between 1997 and 2000, he served as Chief Financial Officer and principal of McCaffery Interests, Inc., a real estate development company primarily specializing in retail development. While at McCaffery, the Company developed and/or redeveloped projects with a combined cost of over $400 million. Before joining the real estate industry, Mr. Stanley spent one-year trading at the Chicago Mercantile Exchange and eight years at Arthur Andersen & Co. in the audit division. He is a graduate of Dartmouth College, received an M.B.A. from the University of Chicago and is a CPA. Mr. Stanley is also on the board of The Children's Care Foundation and the Chicago Platform Tennis Charities, Inc.

David Oros has been a leader in the successful development of high-technology businesses for more than 25 years and has raised more than $2.5 billion in six public offerings. Currently Mr. Oros is the chairman of NEXCEN Brands (Nasdaq: NEXC), formally Aether Holdings, Inc., a company he founded in 1996. Mr. Oros is also a founding partner of Global Domain Partners, LLC, a managed futures company that uses advanced optimization modeling as a predictive tool for worldwide markets, currencies and commodities. Mr. Oros has been recognized as a leader and visionary in the wireless communications industry. His many awards and honors include acknowledgement as the Ernst & Young Entrepreneur of the Year; Mobile Computing Magazine's Person of the Year for 2000, and the KPMG High Tech Entrepreneur of the year. He holds Bachelor of Science degrees in mathematics and physics from the University of Maryland at Baltimore County and currently serves on the Boards of Directors for Broadwing Corp., the University of Maryland School of Nursing and Baltimore's Port Discovery Children's Museum.

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

Key Employees

Tracy Caswell, 38, became General Counsel to the Company in July 2006. Prior to joining SmartVideo, from October 2005 until July 2006, Ms. Caswell was with Thompson Hine, LLP representing clients in a variety of general business matters. From September 2000 to May 2005, Ms. Caswell served as General Counsel and Corporate Secretary for Theragenics Corporation, a NYSE listed company. In this position, Ms. Caswell was responsible for all aspects of high-level legal counseling to the Company's officers, executives and board of directors. She received a B.A. in Psychology from the University of Tennessee in 1992 and her J.D., Cum Laude , from California Western School of Law in 1995.

Scott Hughes, 38, Chief Technology Officer, joined SmartVideo™ in March 2001 and is responsible for product design, scope, and development of our services, including the development of multiple new video and rich media communications services and supporting architecture. From 1996 to 2001, Mr. Hughes was Director of Network and Security Consulting Services at Redmond Technology Partners, a Seattle-based consulting group, whose clients included Microsoft, Infospace, VoiceStream and Western Wireless. Mr. Hughes has held various management and technology positions with Comnet Cellular/Verizon, BellSouth and Turner Entertainment Group's Worldwide Information Technology Services.

Tony Novia, 47, joined the Company in June 2006 as Senior Vice President - Content & Distribution. Prior to joining the Company, Mr. Novia served as the International Vice President at Universal Motown Records Group from 2003. Mr. Novia was the Senior Vice President at Radio & Records from 1993 to 2003. Mr. Novia graduated from the University of Miami School of Communications and obtained an M.A. from Grahm Jr. College.

Tom Parrish, 44, joined the Company in July 2006 as Senior Vice President - Business Development. Prior to joining the Company, Mr. Parrish was VP of Business Development and Content at Mobliss, Inc. He served in this capacity from 2003. Mr. Parrish was at AT&T Wireless Services from 1996 to 2003 and held a variety of product development, marketing and management positions during his tenure there. Mr. Parrish graduated Cum Laude with a B.A. in Economics from Washington University and obtained an M.B.A. in Marketing/MIS from the University of Colorado.

Compliance With Section 16(A) Of The Securities Exchange Act Of 1934

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission and any exchange upon which the Company’s securities are listed. Executive officers, directors and 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company's information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to the Company by the Company's executive officers, directors and 10% stockholders. The Company believes that, during the fiscal year ending December 31, 2006, all of its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Code of Conduct

The Board has approved and we have adopted a Code of Business Conduct and Ethics, applicable to all of our directors, officers and employees. This Code is available on our website, www.smartvideo.com and www.uvumobile.com. The Board, or a committee of independent members, is responsible for reviewing and approving or rejecting all requested waivers to the Code, as such waivers may apply to any of our executive officers or directors. Any waivers will be disclosed on our website.

Board Committees

The Board currently has, and appoints members to, three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. Each member of these committees is independent as defined by applicable NASDAQ and SEC rules. The current members of the committees are identified below:

Director	Audit	Compensation	Nominating

Glenn Singer (Chair)	X (Chair)	X	X
John E. Abdo	X	X (Chair)
Michael Criden		X	X (Chair)
David Oros
Justin A. Stanley	X	X	X

The Board has designated Mr. Singer, Mr. Stanley and Mr. Abdo as “Audit Committee” financial experts.

Item 11. Executive Compensation

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee is responsible for discharging the responsibilities of the board with respect to the compensation of our executive officers. The Compensation Committee sets performance goals and objectives for the Chief Executive Officer and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon the evaluation of their performance. In evaluating executive officer pay, the Compensation Committee may retain the services of a compensation consultant and consider recommendations from the Chief Executive Officer and President with respect to goals and compensation of the other executive officers. The Compensation Committee assesses the information it receives in accordance with its business judgment. The Compensation Committee also periodically reviews director compensation. All decisions with respect to executive and director compensation are approved by the Compensation Committee and recommended to the full Board for ratification.  The Compensation Committee is responsible for administering all of our equity-based plans.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (the "CD&A") for the year ended December 31, 2006 with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board, and the Board has approved, that the CD&A be included in the Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the SEC.

By the Compensation Committee of the Board of Directors:
John E. Abdo, Chairman
Glenn Singer
Michael Criden
Justin A. Stanley

COMPENSATION DISCUSSION AND ANALYSIS

The Company's compensation process and policy is overseen by the Compensation Committee of the Board of Directors as more fully discussed below.

Components of Compensation

The Company compensates its executives through a mix of base salary, bonus, and equity compensation designed to be competitive with comparable employers and to align management incentives with the long term interests of the Company and its stockholders.

To assist the Company in establishing “targeted overall compensation” - i.e., the aggregate level of compensation for the executive resulting from the combination of base salary, bonus, and equity compensation, the Company annually looks at data for comparable executives within three industries - cable, telecommunications, and media, which are industries we believe are involved in comparable businesses and facing similar challenges as us.  We also look at national and local area compensation. This is important because we strive to be competitive with other employers and, at the executive level, we recruit from a national pool of candidates. Local information is useful in determining, among other things, “cost of living” information for purposes of setting appropriate compensation. The data we utilize comes from an on-line source (Salary.com). In addition, in order to be competitive with other employers, in 2006, we engaged an outside firm (Flex HR) to provide us with data for compensation ranges based on the position of the executive and the size of the Company.

Other key factors considered by the Company in establishing targeted overall compensation for executives are the overall performance of the Company during the period the executive has held the position as well as the anticipated level of difficulty in replacing the executive with someone of comparable experience and skill.

Compensation Process and Objectives

Currently, the structure of certain executives' compensation is set pursuant to employment agreements negotiated and agreed upon between the executive and the Company. The Company views the employment agreements as a valuable retention tool, and believes the terms of all such agreements reflect the value of the executive's services to the Company. The following Named Executive Officers have employment agreements: David Ross, President and Interim Chief Executive Officer; Tony Novia, Senior Vice President of Content; Scott Hughes, Chief Technology Officer and Tom Parrish, Senior Vice President of Business Operations. Richard Bennett, the former Chief Executive Officer, also had an employment agreement.

Base salaries for executives and lower levels of management are reviewed annually for potential adjustment based on the executives' or managers' performance, and taking into account the overall performance of the Company. As discussed more fully below, executives' and managers' performances are also reviewed at year-end with a view towards determining whether any form of bonus is warranted. Given the Company's “start-up” status and current cash position, the Compensation Committee has been given the flexibility to use stock options in lieu of cash as a tool for compensating the Company's executives and managers.

Incentive compensation (in the form of stock options and/or cash) for the Company's executives is designed to reward company-wide performance through tying awards to EBITDA and revenue growth. Specific individual performance goals are also set during the first quarter of the calendar year by the President and Chief Executive Officer and/or the Compensation Committee for the executives (with the exception of the President and Chief Executive Officer - his goals are set by the Compensation Committee) and approved by the Compensation Committee and/or the Board. As noted above, certain of our executives have individually negotiated employment agreements, which provide for a cash bonus based on performance criteria to be set by the President and Chief Executive Officer and/or Board of Directors. At lower levels of management, we design the incentive compensation to reward the achievement of specific individual performance goals, although company-wide performance is also a factor.

Allocation among Components

Pursuant to our overall compensation strategy, the mix of base salary, bonus, and equity compensation ranges set for overall compensation are as follows:

	Salary	Bonus	Equity

President and Chief Executive Officer	20 - 30%	0 - 15%	80 - 95%
Company Executives	30 - 70%	0 - 15%	30 - 70%

Base Salaries

We believe it is both standard and appropriate to provide our executives with a level of assured cash compensation in the form of base salary. For the President and Chief Executive Officer, the Compensation Committee  concluded, based on the factors discussed above under the“Components of Compensation” and“Compensation Process and Objectives” sections  that for fiscal year 2006, a base salary range of $200,000 - $300,000 was appropriate. Beginning September 2006 the President and Chief Executive Officer's salary was set at $275,000.

A similar analysis for our other executive base salaries was performed. The Company's goal is to keep salaries at 80% of the median for similar positions in our industry (as described in the“Components of Compensation” section). Furthermore as discussed above under the“Compensation Process and Objectives” section, adjustments are made during annual reviews to ensure our executives are, at a minimum, at that level.

Bonuses

For 2006, neither the President and Chief Executive Officer nor any other executive received any type of cash performance based bonus. Pursuant to a provision in his employment agreement, the Company did pay the Senior Vice President of Content a signing bonus of $25,000.

During 2007, the Compensation Committee will set bonus criteria (including individual performance goals and financial criteria in the form of a gross revenue target) for the President and Chief Executive Officer pursuant to which they may award the President and Chief Executive Officer a bonus payable in the form of equity with a value within the range set forth above under the“Allocation Among Components” section.  The Compensation Committee has made a determination that no cash bonus shall be payable to the President and Chief Executive Officer until such time as the Company achieves positive cash flow.

In December of 2007, the Compensation Committee shall determine whether any bonus shall be awarded to the President and Chief Executive Officer. The Compensation Committee has reserved the authority to award a bonus to the President and Chief Executive Officer based on individual effort and for retention purposes even if established criteria is not achieved.

With regard to the Company's other executives, during 2007 the President and Chief Executive Officer will recommend to the Compensation Committee and/or the Board bonus criteria (including individual performance goals and financial criteria in the form of a gross revenue target)  for review and approval. Any bonus awarded will be within the range set forth in the“Allocation Among Components” section above. The Board has, however, made a determination that, with the exception of those individuals with employment contracts requiring payments of any earned bonuses in cash, no cash bonus shall be payable to any executive until such time as the Company achieves positive cash flow.

In December of 2007, the President and Chief Executive Officer will make recommendations to the Committee and/or the Board regarding the award of bonuses to executives. The Committee and/or the Board shall then review such recommendations and determine whether any such bonuses shall be awarded to the executives.  The Compensation Committee and Board have reserved the authority to award bonuses to the executives based on individual effort and for retention purposes even if established criteria are not achieved.

With regard to payouts for any cash bonus awarded in 2007, the range will be from 50% of base salary to 125% of base salary.

Any cash bonus payout will be determined as follows:

•	If 85% of the goal is achieved, the bonus calculation is 50% of the target payout amount.
•	If 100% of the goal is achieved, the bonus calculation is 100% of the target payout amount.
•	If 150% of the goal is achieved, the bonus calculation is 125% of the target payout amount.

Equity Compensation

We are a “growth” company at this time so the primary form of equity compensation that the Company utilizes is Incentive Stock Options (“stock options”). The stock options are valued according to the Statement of Financial Accounting Standards No. 123(R). The Grants under the 2006 Executive Stock Incentive Plan were and will be made pursuant to the 2005 Stock Option Plan.

In October 2006, the Compensation Committee approved and implemented the 2006 Executive Stock Option Incentive Plan which is a program that is overseen by the Compensation Committee. The primary purpose of this program is to provide equity incentives to the President and Chief Executive Officer and other executives to achieve certain quarterly goals deemed to be important to the continued success of the Company. Any grants awarded pursuant to this program will be made under the 2004 and 2005 Stock Incentive Plans. Beginning in the first quarter of 2007, the quarterly goals for the executives are set by the President and Chief Executive Officer and presented to the Compensation Committee for review and approval. The President and Chief Executive Officer's quarterly goals are set by the Compensation Committee.

At the end of each quarter, the President and Chief Executive Officer will make a recommendation to the Compensation Committee regarding whether to award any of the available pool of 500,000 options to executives (other than himself). The Compensation Committee makes the final determination regarding any such awards to executives or the President and Chief Executive Officer.

The exercise price for any options awarded under this program is set at the closing price of the stock on the date the Compensation Committee grants the options.

For fiscal year 2006, the President and Chief Executive Officer's stock option grants constituted 80 to 90% of his overall compensation.  Other Company executives received grants that constituted 30 to 70% of their overall compensation based on their contribution to the Company.

For 2007, equity compensation including, but not limited to, any compensation granted pursuant to the Executive Stock Option Incentive Plan, will be based on the Company's performance. The measurements will be based on the Company's performance as measured by EBITDA and Revenue Growth.

When determining the option grant amount, 75% of the grant will be based on Company performance and 25% will be based on the individual contributions to the Company's performance.

Accounting and Tax Considerations

The Company's overall compensation policy is structured to comply with IRS Code Section 162m. In addition, the stock options are valued according to the Statement of Financial Accounting Standards No. 123(R).

Board Process

The Board annually appoints independent Directors to serve as members of the Company's Compensation Committee. Each such member serves until his successor is duly elected and qualified or until the member resigns or is removed. A member of the Committee may be removed, with or without cause, by a majority vote of the Board.

The 2007 Compensation Committee members are as follows: John E. Abdo (Chairman), Michael Criden, Glenn Singer and Justin Stanley, Jr. The members of the Committee meet approximately 12 times a year.

In general, the duties of the Company's Compensation Committee include, but are not limited to the following:

1.	Review and approve corporate goals and objectives relevant to the compensation of the chief executive officer and other executive officers.

2.
Review and evaluate the performance of the Chief Executive Officer and other executive officers and other key employees of the Company in light of the goals and objectives of the Company, and either as a committee or together with the other independent directors (as directed by the Board) determine and approve their annual compensation packages, including base salaries, cash bonuses, stock options and other stock-based incentives, based on these evaluations.

3.	Monitor the effectiveness of benefit plan offerings and approve changes where appropriate.

4.
Review and approve, or recommend to the full Board, non-Chief Executive Officer compensation, executive incentive compensation plans and equity-based plans in which executive officers and members of the Board of Directors are eligible to participate.

5.	Supervise and oversee the administration of the Company's incentive compensation programs.

6.	Review management proposals to (i) designate employees for incentive compensation programs; and (ii) approve new benefit plans.

7.
Report regularly to the Board (i) following meetings of the Committee, (ii) with respect to those matters that are relevant to the Committee's discharge of its responsibilities, and (iii) with respect to those recommendations that the Committee may deem appropriate. The report to the Board may take the form of an oral report by the Chairman of the Committee or any other member of the Committee designated by the Committee to make such report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards	Option Awards(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total

David Ross Interim CEO & President(4)	2006	$179,237	$—	N/A	$835,578	N/A	N/A	N/A	$1,014,815

Richard Bennett CEO(5)	2006	$94,793	$—	N/A	$—	N/A	N/A	N/A	$94.793

William Loughman CFO(6)	2006	$171,839	$—	N/A	$116,592	N/A	N/A	N/A	$288,431

Scott Hughes CTO(7)	2006	$143,750	$—	N/A	$921,518	N/A	N/A	N/A	$1,065,268

Tony Novia SVP Content(8)	2006	$77,575	$25,000	N/A	$93,608	N/A	N/A	N/A	$196,183

Tom Parrish SVP Bus. Development(9)	2006	$78,472	$—	N/A	$77,094	N/A	N/A	N/A	$155,566

(1)	Mr. Ross, Mr. Loughman, Mr. Novia, and Mr. Parrish all joined the Company at different times in 2006. Therefore, the salaries reflected here are pro-rated for the year.

(2)	Mr. Novia received a Signing Bonus per his Employment Agreement.

(3)	Detail of Option Awards is provided in the Grants of Plan Table below.

(4)
Mr. Ross was named Interim CEO in Sept. 2006. Based on his new duties and responsibilities, Mr. Ross was given a raise in the amount of $75,000, which brought his annual salary to $275,000. Mr. Ross received a grant of 1,000,000 stock options under his Employment Agreement. He received an additional grant of 150,000 stock options in July 2006 and another 150,000 stock options were granted based on the Executive Stock Option Incentive Plan in October 2006. In each case, the exercise price of the stock options is based on the closing price on the date of the grant.

(5)	Mr. Bennett resigned as CEO in August 2006.

(6)
Mr. Loughman receives a base salary of $240,000 annually less FICA under his Employment Agreement. Mr. Loughman received a grant of 80,000 stock options under his Employment Agreement as well as another 25,000 under the Executive Stock Option Incentive Plan. The exercise price of all of Mr. Loughman's stock options is based on the closing price on the date of the grant.

(7)
Mr. Hughes received a salary increase in August 2006 to raise his salary from $130,000 (the amount in his Employment Agreement) to $160,000. In addition, Mr. Hughes was granted 30,000 stock options in October 2006 under the Executive Stock Option Incentive Plan. The exercise price of all stock options is based on the closing price on the date of the grant.

(8)
As noted above, Mr. Novia received a $25,000 Signing Bonus under the terms of his Employment Agreement. In addition, he receives an annual base salary of $160,000. Under Mr. Novia's Employment Agreement, 250,000 stock options were granted. He also received an additional grant of 50,000 options in July 2006 and another grant of 100,000 stock options based on the Executive Stock Option Incentive Plan in October 2006. In each case, the exercise price of the options is based on the closing price on the date of the grant.

(9)
Mr. Parrish receives a base salary of $175,000 under the terms of his Employment Agreement. In addition, he received a grant of 250,000 stock options under his Employment Agreement. In October, a grant of 100,000 stock options was awarded based on the Executive Stock Option Incentive Plan. The exercise price of all stock options is based on the closing price on the date of the grant.

GRANTS OF OPTION-BASED
AWARDS

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards(1):	All Other Option Awards:
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Number of Shares of Stock or Units	Number of Securities Underlying Options	Exercise of Base Price of Option Awards	Grant Date Fair Value of Stock and Options Awards

David Ross	2/28/2006	—	—	—	—	—	—	—	1,000,000	$2.10	$1,795,170
Interim CEO (a)	7/6/2006	—	—	—	—	—	—	—	150,000	$1.40	$150,480
	10/3/2006	—	—	—	—	—	—	—	150,000	$1.31	$139,185

William Loughman	3/20/2006	—	—	—	—	—	—	—	80,000	$1.95	$113,768
CFO (b)	10/3/2006	—	—	—	—	—	—	—	25,000	$1.31	$23,198

Tony Novia	6/23/2006	—	—	—	—	—	—	—	250,000	$1.48	$268,275
SVP - Content (d)	7/6/2006	—	—	—	—	—	—	—	50,000	$1.40	$50,160
	10/3/2006	—	—	—	—	—	—	—	100,000	$1.31	$92,790

Tom Parrish	7/5/2006	—	—	—	—	—	—	—	250,000	$1.50	$268,700
SVP - Bus. Dev. (e)	10/3/2006	—	—	—	—	—	—	—	100,000	$1.31	$92,790

Scott Hughes	10/3/2006	—	—	—	—	—	—	—	30,000	$1.31	$27,837
CTO (c)

(1) Currently the Company does not issue Stock Awards.

(a) Mr. Ross received 1,000,000 options with an exercise price of $2.10 under his Employment Agreement. The exercise price is based on the closing price on the date of grant. 450,000 of the options vest at 10% annually over a 10 year period. 550,000 of the options vest at 50% upon signing the Employment Agreement and 50% upon the first anniversary of employment. Mr. Ross also received an additional 150,000 options with an exercise price of $1.40. The exercise price of these options is also based on the closing price on the date of grant. The 150,000 options vest quarterly over a two year period. An additional 150,000 options were granted under the Executive Stock Option Incentive Plan. The exercise price of these options is $1.31 and is based on the closing price on the date of grant. These options vest quarterly over a two year period.

(b) Mr. Loughman received 80,000 options with an exercise price of $1.95 under his Employment Agreement. The exercise price is based on the closing price on the date of grant. The 80,000 options vest at 10% over a 9 month period. Mr. Loughman also received an additional 25,000 options under the Executive Stock Option Incentive Plan. The exercise price of these options is $1.31 based on the closing price on the date of grant. These options vest quarterly over a two year period.

(c) Mr. Hughes received 30,000 options under the Executive Stock Option Incentive Plan. The exercise price of these options is $1.31 based on the closing price on the date of grant. These options vest quarterly over a two year period.

(d) Mr. Novia received 250,000 options with an exercise price of $1.48 under the terms of his Employment Agreement. The exercise price of these options is based on the closing price on the date of grant. 75,000 of these options vest immediately upon his signing of the Employment Agreement and the additional vest quarterly over a two year period. Mr. Novia also received an additional 50,000 options at an exercise price of $1.40. The exercise price is based on the closing price on the date of the grant and the options vest quarterly over a two year period. In October, Mr. Novia was granted 100,000 options under the Executive Stock Option Incentive Plan. The exercise price of these options is $1.31 and is based on the closing price on the date of grant. These options also vest quarterly over a two year period.

(e) Mr. Parrish received 250,000 options with an exercise price of $1.50 under the terms of his Employment Agreement. The exercise price is based on the closing price on the date of grant. 50,000 of these options vested immediately upon his signing of the Employment Agreement and the additional vest quarterly over a two year period. Mr. Parrish also received 100,000 options in October 2006 based on the Executive Stock Option Incentive Plan. The exercise price is $1.31 based on the closing price on the date of the grant. These options vest quarterly over a two year period.

EMPLOYMENT AGREEMENTS

David Ross

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

Richard Bennett

Richard E. Bennett, Jr.'s employment agreement provided for an initial base salary of $75,000 and was increased to $150,000 on January 19, 2006, with subsequent increases as determined by our Board of Directors. Mr. Bennett's Employment Agreement allowed for a stock option grant of 750,000 options, but these options were never granted. The employment agreement also provided, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in employee benefits applicable to our employees and executives, as well as for the provision of an automobile allowance of up to $800 per month and other fringe benefits commensurate with his duties and responsibilities and for benefits in the event of disability. Pursuant to the employment agreement, employment may be terminated by us with cause or by the executive with or without good reason. If Mr. Bennett's employment was terminated by us without cause or by the executive for good reason would subject us to liability for liquidated damages in an amount equal to six months of the current salary of the terminated executive as of the date of termination. Mr Bennett resigned as the Chief Executive Officer and Interim Chief Financial Officer of the Company on August 25, 2006. The Company has not paid any severance benefits to Mr. Bennett and no such payments are due.

William Loughman

Pursuant to an agreement with Tatum, LLC, the Company pays Mr. Loughman, the Chief Financial Officer of the Company, a salary of $20,000 per month less the amount of the Company's portion of FICA taxes. In addition, the Company has granted Mr. Loughman options to purchase 80,000 shares of the Company's common stock at an exercise price of $1.95 per share. The options vest at the rate of 10,000 per month and expire 10 years from the date of grant. The agreement commenced on March 20, 2006 and extends through December 31, 2006. Thereafter, the agreement will automatically renew for additional three-month periods unless either party gives the other party written notice of its intent not to renew at least 30 days prior to the end of the then current period.

Scott Hughes

Pursuant to the Company's employment agreement with Mr. Hughes, Mr. Hughes’ initial annual salary was $130,000. In 2006, Mr. Hughes was paid an annual salary of $143,750. In addition, the Company has granted Mr. Hughes options to purchase 1,500,000 shares of its stock, half of which vested on the date of his employment agreement, one quarter of which vested on the first anniversary of the date of his employment agreement, and one quarter of which will vest on the second anniversary of the date of his employment agreement if Mr. Hughes is still employed by the Company. The options expire ten years from the date of grant.

If Mr. Hughes is terminated by the Company without Cause or resigns for Good Reason (as those terms are defined in his employment agreement), the Company must pay Mr. Hughes an amount equal to the salary he would have earned during the remaining term of his employment agreement within ten days of his termination and maintain certain welfare benefit plans for the benefit of Mr. Hughes and his dependents.

Tony Novia

Pursuant to an employment agreement with Mr. Novia, the Company pays him a salary of $160,000 annually. In addition, the Company has granted Mr. Novia options to purchase 250,000 shares of the Company's common stock at an exercise price of $1.48 per share. 50,000 shares vested on the date of his employment and the remaining shares vest at 25,000 per quarter during the Employment Term. The options expire 10 years from the date of grant.

If Mr. Novia is terminated by the Company without Cause or resigns for Good Reason (as those terms are defined in his employment agreement), the Company must pay Mr. Novia an amount equal to the greater of the salary he would have earned during the remaining term of his employment agreement or nine months' salary. The Company must also maintain certain welfare benefit plans for the benefit of Mr. Novia and his dependents for the period during which severance payments are made.

Tom Parrish

Pursuant to an employment agreement with Mr. Parrish, the Company pays him an annual salary of $175,000. In addition, the Company has granted Mr. Parrish options to purchase 250,000 shares of the Company's common stock at an exercise price of $1.50 per share. 50,000 share vested on the date of his employment and the remaining shares vest at 25,000 per quarter during the Employment Term. The options expire 10 years from the date of grant.

OUTSTANDING EQUITY AWARDS VALUE AT FISCAL YEAR-END TABLE

The following table gives information regarding all unexercised options previously awarded to the Executive Officers named above for fiscal year ended December 31, 2006. The number of options held at December 31, 2006 includes options granted under the 2004 Stock Option Plan and the 2005 Stock Option Plan.

		Option Awards					Stock Awards (1)
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price		Option Expiration Date	Numbers of Shares or Units of Stock That Have Not Vested	Market Value of Shared or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

David Ross Interim CEO & President(a)	275,000 18,750 —	725,000 131,250 150,000	N/A N/A N/A	$ $ $	2.10 1.40 1.31	02/28/2016 070/6/2016 10/30/2016	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

Richard Bennett CEO(b)	N/A	N/A	N/A		N/A	N/A	N/A	N/A	N/A	N/A

William Loughman CFO(c)	80,000 —	— 25,000	N/A N/A	$ $	1.95 1.31	03/20/2016 10/03/2016	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Scott Hughes CTO(d)	—	30,000	N/A		$1.31	10/03/2016	N/A	N/A	N/A	N/A

Tony Novia SVP Content(e)	100,000 6,250 —	150,000 43,750 100,000	N/A N/A N/A	$ $ $	1.48 1.40 1.31	06/23/2016 07/06/2016 10/03/2016	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

Tom Parrish SVP Bus. Development(f)	75,000 —	175,000 100,000	N/A N/A	$ $	1.50 1.31	07/05/2016 10/03/2016	N/A N/A	N/A N/A	N/A N/A	N/A N/A

(1) Currently the Company does not issue Stock Awards.

(a) Mr. Ross received 1,000,000 options with an exercise price of $2.10 under his Employment Agreement. The exercise price is based on the closing price on the date of grant. 450,000 of the options vest at 10% annually over a 10 year period. 550,000 of the options vest at 50% upon signing the Employment Agreement and 50% upon the first anniversary of employment. Mr. Ross also received an additional 150,000 options with an exercise price of $1.40. The exercise price of these options is also based on the closing price on the date of grant. The 150,000 options vest quarterly over a two-year period. An additional 150,000 options were granted under the Executive Stock Option Incentive Plan. The exercise price of these options is $1.31 and is based on the closing price on the date of grant. These options vest quarterly over a two-year period.

(b) Mr. Bennett did not receive any options in 2006.

(c) Mr. Loughman received 80,000 options with an exercise price of $1.95 under his Employment Agreement. The exercise price is based on the closing price on the date of grant. The 80,000 options vest at 10% over a 9 month period. Mr. Loughman also received an additional 25,000 options under the Executive Stock Option Incentive Plan. The exercise price of these options is $1.31 based on the closing price on the date of grant. These options vest quarterly over a two-year period.

(d) Mr. Hughes received 30,000 options under the Executive Stock Option Incentive Plan. The exercise price of these options is $1.31 based on the closing price on the date of grant. These options vest quarterly over a two-year period.

(e) Mr. Novia received 250,000 options with an exercise price of $1.48 under the terms of his Employment Agreement. The exercise price of these options is based on the closing price on the date of grant. 75,000 of these options vest immediately upon his signing of the Employment Agreement and the additional vest quarterly over a two-year period. Mr. Novia also received an additional 50,000 options at an exercise price of $1.40. The exercise price is based on the closing price on the date of the grant and the options vest quarterly over a two-year period. In October, Mr. Novia was granted 100,000 options under the Executive Stock Option Incentive Plan. The exercise price of these options is $1.31 and is based on the closing price on the date of grant. These options also vest quarterly over a two-year period.

(f) Mr. Parrish received 250,000 options with an exercise price of $1.50 under the terms of his Employment Agreement. The exercise price is based on the closing price on the date of grant. 50,000 of these options vested immediately upon his signing of the Employment Agreement and the additional vest quarterly over a two-year period. Mr. Parrish also received 100,000 options in October 2006 based on the Executive Stock Option Incentive Plan. The exercise price is $1.31 based on the closing price on the date of the grant. These options vest quarterly over a two-year period.

OPTION EXERCISES AND STOCK VESTED

No options were exercised by the President and Chief Executive Officer or any other Executive Officer listed herein in fiscal year ended December 31, 2006.

NON-QUALIFIED DEFERRED COMPENSATION

At this time the Company does not have a non-qualified deferred compensation plan.

SEVERANCE BENEFITS

The Company believes that it should provide reasonable severance benefits to executives under appropriate circumstances. In that regard, certain Company executives have severance benefits, the terms of which are set forth in their employment contracts negotiated and agreed upon between the executives and the Company. The Company views the severance benefits as a valuable retention tool and believes the terms of all such severance benefits reflect the value of the executive's services to the Company.

In general, the employment contracts provide that the severance benefits for termination by the Company without Cause (in general “Cause” is defined as conviction of a crime, stealing from the Company, violation of the Non-Compete/Non-Disclosure agreement, failure to perform job duties as directed by the board, or gross negligence) or by the employee with Good Reason (in general “Good Reason” is defined as a required relocation, position change, change in responsibilities or decrease in compensation) are to be paid including earned but unpaid salary and expenses, continued provision of benefits during the severance period, and a pro rated bonus payment. As is described in more detail under “Key Employees” and “Employment Agreements” below, certain of the employment contracts also require the Company to pay the employee's salary past the date he or she is terminated by the Company without Cause or by the employee for Good Reason. In addition, unvested stock options will vest immediately if he or she is terminated by the Company without Cause or by the employee for Good Reason.

Further, in general, the employment contracts provide that the executive will not receive any severance benefits if the individual is terminated by the Company for Cause as defined above or if the executive terminates his or her employment without Good Reason (as defined above). Rather, the executive would generally only be entitled to earned but unpaid salary and expenses, and vested stock options.

SEVERANCE BENEFITS TABLE 1

Name	Lump Sum Severance Payment	Continuation of Insurance Benefit	Accelerated Vesting of Stock Options

David Ross	$343,740	$17,187	$1,201,317

Scott Hughes	$226,667	$9,744	$612,291

Tony Novia	$255,000	$22,086	$317,617

Tom Parrish	$292,083	$—	$284,396

1. The amounts relate to termination without Cause, by the executive with Good Reason, or due to a Change in Control.

Change in Control

In the event of a Change in Control (as defined in each employment contract) any unvested stock options will immediately vest. Per some employment contracts, certain executives will also receive base salary for a stated period of time (generally one year or less).

DIRECTOR COMPENSATION TABLE

The following table provides the compensation information for the one year period ended December 31, 2006 for each member of our Board of Directors.

Name	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total

Glenn Singer (a)	$16,000	N/A	$331,772	N/A	N/A	N/A	$347,772

John E. Abdo (b)	$5,000	N/A	$110,959	N/A	N/A	N/A	$115,959

Michael Criden(c)	$14,500	N/A	$297,482	N/A	N/A	N/A	$311,982

David Oros(d)	$1,500	N/A	$15,836	N/A	N/A	N/A	$17,336

Justin A. Stanley(e)	$16,000	N/A	$182,126	N/A	N/A	N/A	$198,126

(1)	Board members receive $1,500.00 for attendance in person at Board meetings and $500.00 for telephonic Board meetings.

(2)
New Directors receive an initial grant of 250,000 options upon joining the Board. Board members receive a grant of 25,000 options annually for each Committee upon which they serve. The Chairman of each Committee receives an additional grant of 10,000 options annually. The Chairman of the Board receives an additional 25,000 options annually.

(a)
Mr. Singer received cash payments for Board meeting attendance. For serving as Chairman of the Board he was given 25,000 additional stock options. In addition, he received 75,000 stock options for membership on the Audit, Compensation and Nominating Committees. He also served as Chair of the Audit Committee for 2006 and received 10,000 stock options for this. In all cases, the exercise price was based on the closing price on the date of the grant. All options vest quarterly in one year.

(b)
Mr. Abdo joined the Board in August 2006. He received cash payments based on Board meeting attendance. He also received a grant of 250,000 stock options for joining the Board of Directors. Further, Mr. Abdo received 10,000 options for serving as Chair of the Compensation Committee for part of 2006. All stock options vest quarterly over one year and the exercise price is based on the closing price on the date of the grant.

(c)
Mr. Criden received cash payments based on Board meeting attendance. He received a grant of 75,000 stock options for membership on the Audit, Compensation, and Nominating Committees. He received an additional grant of 10,000 stock options for serving as Chair of the Nominating Committee. All stock options vest quarterly over one year and the exercise price is based on the closing price on the date of the grant.

(d)
Mr. Oros joined the Board in November 2006. He received cash compensation for Board meeting attendance. In addition, Mr. Oros received 250,000 stock options for joining the Board of Directors. The options vest quarterly over a year and the exercise price is based on the closing price on the date of grant.

(e)
Mr. Stanley received cash payments for Board meeting attendance. He was granted 75,000 stock options for membership on the Audit, Compensation, and Nominating Committees. As Chair of the Compensation Committee for part of 2006, Mr. Stanley received an additional grant of 10,000 stock options. The options vest quarterly over one year and the exercise price is based on the closing price on the date of grant.

Compensation Committee Interlocks and Insider Participation

No member of our Board's Compensation Committee has served as one of our officers or employees at any time. None of our Executive Officers serves as a member of the Compensation Committee of any other company that has an executive officer serving as a member of our Board of Directors. None of our executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of our Board's Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 24, 2007,certain information known to the Company with respect to the beneficial ownership of its Capital Stock, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Capital Stock, (ii) each executive officer named in the summary compensation table included elsewhere in this prospectus and director of the Company, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Capital Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to their shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Shares Beneficially Owned
Richard E. Bennett, Jr. (2) 2290 White Bluff Way, Buford, GA 30519	3,510,000	6.3%
William R. Dunavant (3) 1721 North Silver Springs Road, Park City, UT 84098	3,531,940	6.3%
Robert J. Walters (4) 3621 Howell TR, Duluth, GA 30096	1,000,000	1.8%
Wilmington Trust (4) 1100 North Market St., Wilmington, DE 19890	1,773,400	3.2%
Michael E. Criden (5) 3505 Koger Boulevard, Suite 400, Duluth, GA 30096	3,231,669	5.5%
Glenn H. Singer (6) 3505 Koger Boulevard, Suite 400, Duluth, GA 30096	4,350,000	7.4%
Justin A. Stanley (7) 3505 Koger Boulevard, Suite 400, Duluth, GA 30096	737,542	1.3%
David Ross (8) 3505 Koger Boulevard, Suite 400, Duluth, GA 30096	733,750	1.3%
William J. Loughman (9) 3505 Koger Boulevard, Suite 400, Duluth, GA 30096	166,250	*
John E. Abdo (10) 3505 Koger Boulevard, Suite 400, Duluth, GA 30096	1,165,000	2.2%
David S. Oros (11) 3505 Koger Boulevard, Suite 400, Duluth, GA 30096	125,000	*
Tony Novia (12) 3505 Koger Boulevard, Suite 400, Duluth, GA 30096	167,850	*
Tom Parrish (13) 3505 Koger Boulevard, Suite 400, Duluth, GA 30096	150,000	*
Scott Hughes (14) 3505 Koger Boulevard, Suite 400, Duluth, GA 30096	1,607,500	2.8%
All directors and executive officers as a group (10 persons)	12,509,556	22.3%

Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock (a) subject to options or warrants currently exercisable or exercisable within 60 days of March 27, 2007 or (b) into which shares of Preferred Stock are convertible, are deemed outstanding for computing the percentage ownership of the stockholder holding the options, warrants or Preferred Stock, as applicable, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. As of March 27, 2007, the Company had 56,100,617 shares of Capital Stock outstanding (which includes 2,433,333 shares of Preferred Stock currently convertible into one share of Common Stock each).

(2)	Represents 3,510,000 shares of common stock held by a trust for the benefit of Richard E. Bennett, Jr.

(3)	Represents 3,531,940 shares of common stock held by a trust for the benefit of William R. Dunavant.

(4)	Represents 1,000,000 shares of common stock held by Robert J. Walters and 1,733,400 shares of common stock held in a brokerage account at Wilmington Trust for the benefit of Robert J. Walters.

(5)
Represents 966,666 shares of common stock into which Mr. Criden's shares of the Preferred Stock are convertible, three warrants to purchase an aggregate of 1,899,998 shares of common stock at an exercise price of $1.25 per share, and options to purchase 395,000 shares of common stock at exercise prices ranging from $1.31 per share to $1.91 per share; of which options to purchase 365,000 shares are exercisable within 60 days of March 27, 2007.

(6)
Represents 160,000 shares of common stock, 15,000 shares of common stock held in a custodial account for his children, 1,200,000 shares of common stock into which Mr. Singer's shares of the Preferred Stock are convertible, six warrants to purchase an aggregate of 2,560,000 shares of common stock at exercise prices ranging from $1.25 per share to $2.50 per share, and options to purchase 470,000 shares of common stock at exercise prices ranging from $1.02 per share to $1.91 per share; of which options to purchase 415,000 shares are exercisable within 60 days of March 27, 2007. The warrants were issued in the name of GHS Holdings Limited Partnership, a company that Mr. Singer controls.

(7)
Represents 249,114 shares of common stock held by Mr. Stanley, 10,000 shares of common stock held in a custodial account for his children, two warrants to purchase an aggregate of 105,928 shares of common stock at exercise prices ranging from $0.75 to $2.50 per share, and options to purchase 410,000 shares of common stock at exercise prices ranging from $0.90 per share to $1.91 per share; of which options to purchase 372,500 shares are exercisable within 60 days of March 27, 2007.

(8)	Represents options to purchase 1,300,000 shares of common stock at exercise prices ranging from $1.31 per share to $2.10 per share; of which 733,750 are exercisable within 60 days of March 27, 2007.

(9)
Represents 40,000 shares of common stock held my Mr. Loughman, one warrant to purchase an aggregate of 40,000 shares of common stock at an exercise price of $2.50 per share, and options to purchase 105,000 shares of common stock at exercises prices ranging from $1.31 per share to $1.95 per share; of which options to purchase 86,250 shares of common stock are exercisable within 60 days of March 27, 2007.

(10)
Represents 480,000 shares held by a trust for the benefit of John E. Abdo and one warrant to purchase an aggregate of 480,000 shares of common stock at an exercise price of $2.50 per share, and options to purchase 335,000 shares of common stock at exercise prices ranging from $0.97 per share to $1.31 per share; of which options to purchase 205,000 shares are exercisable within 60 days of March 27, 2007.

(11)	Represents options to purchase 250,000 shares of common stock; 125,000 of which are exercisable at $1.02 per share within 60 days of March 27, 2007.

(12)
Represents options to purchase 400,000 shares of common stock; 125,000 of which are exercisable at $1.48, 17,850 of which are exercisable at $1.40, and 25,000 of which are exercisable at $1.31, in each case, within 60 days of March 27, 2007.

(13)	Represents options to purchase 350,000 shares of common stock; 125,000 of which are exercisable at $.151 and 25,000 of which are exercisable at $1.31, in each case, within 60 days of March 27, 2007.

(14)
Represents options to purchase 1,630,000 shares of common stock; 100,000 of which are exercisable at $1.00, 1,500,000 of which are exercisable at $1.55, and 7,500 of which are exercisable at $1.31, in each case, within 60 days of March 27, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 2, 2005, the investors waived the conditions to complete the second closing under the Securities Purchase Agreement. In connection with the second closing, the Company received gross proceeds of $4,000,000 and issued to the investors an additional 5,333,333 shares of the Preferred Stock, five-year warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and five-year warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock. Mr. Criden acquired 483,334 shares of the Preferred Stock and warrants to purchase 483,334 shares of common stock at $1.75 per share and 120,834 shares of common stock at $2.00 per share for a purchase price of $362,500, which was paid in cash. GHS Holdings Limited Partnership received 600,000 shares of the Preferred Stock and warrants to purchase 600,000 shares of common stock at $1.75 per share and 150,000 shares of common stock at $2.00 per share for a purchase price of $450,000, which was paid in cash.

On July 17, 2006, the Company completed the private sale of its securities pursuant to the Securities Purchase Agreement (the “SPA”) dated as of July 7, 2006 among SmartVideo Technologies, Inc. and 74 accredited investors (the “Investors”). Under the terms of the SPA, the Company received gross proceeds of $9,000,000 and issued to the Investors a total of 7,200,000 shares of common stock and five-year warrants exercisable at $2.50 per share to purchase up to 7,200,000 shares of common stock. Justin Stanley, one of the Company's directors, acquired 80,000 shares of the common stock and warrants to purchase 80,000 shares of common stock at $2.50 per share for a purchase price of $100,000 in cash. GHS Holdings Limited Partnership purchased 160,000 shares of the common stock and warrants to purchase 160,000 shares of common stock at $2.50 per share for a purchase price of $200,000, which was paid in cash. Art Criden, the brother of Michael Criden, one of the Company's directors, acquired, for $100,000 in cash, 80,000 shares of common stock and warrants to purchase 80,000 shares of common stock at $2.50 per share.

This financing triggered the anti-dilution provision in warrants issued in a previous financing, thereby causing the issuance of additional warrants to purchase 6,553,663 shares of common stock at an exercise price of $1.25 per share. Michael Criden and Glenn Singer, two of the Company's directors, participated in the prior offering and received additional warrants.

Our Audit Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions.

Our Board

Our Board consists of five directors. See Part III. Item 10. The Board has determined that each of the Directors qualify as “independent” as defined by applicable NASDAQ and SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.  Principal Accountant Fees and Services

The following table represents fees for professional services rendered by Sherb & Co. LLP billed to us for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, respectively, and fees for other services during those periods.

Type of Fees	2006	2005
Audit Fees	$40,000	$34,500
Audit-Related Fees	13,500	—
Tax Fees	—	—
All Other Fees	2,250	—

Total	$55,750	$34,500

Audit Fees

We incurred the following fees to Sherb & Co. LLP, our independent auditors, for services rendered for the years ended December 31, 2006 and 2005, a total of (i) $55,750 incurred in fiscal 2006 for the audit of our financial statements for fiscal 2006 and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q for the year ended December 31, 2006, (ii) $34,500 incurred in fiscal 2005 was paid to Sherb & Co. LLP. for the audit of our financial statements for fiscal 2005 and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-QSB for the year ended December 31, 2005.

Audit Related Fees

There were no additional fees for 2006 and 2005 billed to us by Sherb & Co. LLP and Spicer Jeffries LLP for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above.

Tax Fees

There were no additional fees for 2006 and 2005 billed to us by Sherb & Co. LLP for tax services.

All Other Fees

There were no additional fees for 2006 and 2005 billed to us by Sherb & Co. LLP for products and services rendered, other than as described above.

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

(a) Documents filed as part of this report

(1) Consolidated Financial Statements.

The following consolidated financial statements of SmartVideo are filed as part of this report:

Report of Independent Registered Accounting Firm
Consolidated Balance Sheets - December 31, 2006 and 2005
Consolidated Statements of Operations - Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders' Deficit - Years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flow - Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2) Consolidated Financial Statement Schedule

All schedules required by applicable SEC regulations are either not required under the related instructions, are inapplicable or the required information has been included in the Consolidated Financial Statements and therefore such schedules have been omitted.

(3) Exhibits.

Exhibit Number	Exhibit

3.1	Certificate of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 2, 2001.

3.2	Bylaws, as amended, of the Company, incorporated by reference from Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

3.3
Series A-1 Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of the State of Delaware, incorporated by reference from Exhibit 3.1 to the Registrant's Form 8-K filed with the SEC on November 4, 2005 (the “November 2005 Form 8-K”)

3.4	Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 24, 2006.

4.1
Form of Securities Purchase Agreement, dated as of March 29, 2005, incorporated by reference from Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.2	Form of Subscription Agreement, dated as of December 31, 2004, incorporated by reference from Exhibit 10.8 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.3
Form of Registration Rights Agreement, dated as of March 29, 2005, incorporated by reference from Exhibit 10.9 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Exhibit Number	Exhibit

4.4
Form of Registration Rights Agreement, dated as of December 31, 2004, incorporated by reference from Exhibit 10.10 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.5
Registration Rights Agreement, dated as of November 29, 2004, between SmartVideo Technologies, Inc. and Interim CFO Solutions LLC, incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.6	Form of Registration Rights Agreement, incorporated by reference from Exhibit 10.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

4.7
Amendment No. 1 dated March 29, 2005 to Securities Purchase Agreement, between SmartVideo Technologies, Inc. and Forte Capital Partners, LLC, incorporated by reference from Exhibit 4.7 to the Registrant's May 2005 Registration Statement on Form SB-2.

4.8
Form of warrant issued to each purchaser in the March 2005 private placement, incorporated by reference from Exhibit 4.1 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.9
Form of warrant issued to each purchaser in the December 2004 private placement, incorporated by reference from Exhibit 4.2 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.10
Warrant issued to Interim CFO Solutions LLC to purchase 100,000 shares of common stock at $1.50 per share, incorporated by reference from Exhibit 4.3 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.11
Warrant issued to Interim CFO Solutions LLC to purchase 100,000 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 4.4 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.12
Warrant issued to Interim CFO Solutions LLC to purchase 1,739,130 units, incorporated by reference from Exhibit 4.5 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.13
Form of Warrant issued to Interim CFO Solutions LLC to purchase 434,783 shares of common stock at $1.50 per share, incorporated by reference from Exhibit 4.6 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.14
Form of Warrant issued to Interim CFO Solutions LLC to purchase 434,783 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 4.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.15
Warrant issued to Trilogy Capital Partners, Inc. to purchase 150,000 shares of common stock at $4.30, incorporated by reference from Exhibit 4.15 to the Registrant's May 2005 Registration Statement on Form SB-2.

4.16
Warrant issued to Trilogy Capital Partners, Inc. to purchase 275,000 shares of common stock at $5.00, incorporated by reference from Exhibit 4.16 to the Registrant's May 2005 Registration Statement on Form SB-2.

4.17
Warrant issued to Trilogy Capital Partners, Inc. to purchase 375,000 shares of common stock at $5.50, incorporated by reference from Exhibit 4.17 to the Registrant's May 2005 Registration Statement on Form SB-2.

Exhibit Number	Exhibit

4.18
Warrant issued to Trilogy Capital Partners, Inc. to purchase 450,000 shares of common stock at $6.50, incorporated by reference from Exhibit 4.18 to the Registrant's May 2005 Registration Statement on Form SB-2.

4.19
Securities Purchase Agreement dated as of October 31, 2005 among the Registrant and the investors listed on the Schedule of Buyers, incorporated by reference from Exhibit 10.1 of the November 2005 Form 8-K.

4.20	Registration Rights Agreement entered into as of October 31, 2005 among the Registrant and the investor signatory thereto, incorporated by reference from Exhibit 10.2 to the November 2005 Form 8-K.

4.21	Form of $1.75 warrant issued to each purchaser in the October 2005 private placement, incorporated by reference from Exhibit 4.2 of the November 2005 Form 8-K.

4.22	Form of $2.00 warrant issued to each purchaser in the October 2005 private placement, incorporated by reference from Exhibit 4.1 of the November 2005 Form 8-K.

4.23	Warrant issued to Glenn Singer to purchase 33,333 shares of common stock at $2.00 per share, incorporated by reference by Exhibit 10.5 to the November 2005 Form 8-K.

4.24	Warrant issued to Michael E. Criden to purchase 33,333 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 10.7 to the November 2005 Form 8-K.

4.25	Warrant issued to GHS Holdings Limited Partnership to purchase 66,667 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 10.9 to the November 2005 Form 8-K.

4.26	Warrant issued to Michael E. Criden to purchase 66,667 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 10.11 to the November 2005 Form 8-K.

4.27	Form of Warrant, incorporated by reference from Exhibit 4.1 to the July 21, 2006 Form 8-K.

4.28	Form of Anti-Dilution Warrant, incorporated by reference from the November 4, 2005 Form 8-K.

10.1	Convertible Promissory Note dated September 26, 2005 issued to Glenn Singer, incorporated by reference from Exhibit 10.4 to the November 2005 Form 8-K.

10.2	Warrant issued to Glenn Singer to purchase 33,333 shares of common stock at $2.00 per share, incorporated by reference by Exhibit 10.5 to the November 2005 Form 8-K.

10.3	Convertible Promissory Note issued to Michael E. Criden dated September 26, 2005, incorporated by reference from Exhibit 10.6 to the November 2005 Form 8-K.

10.4	Warrant issued to Michael E. Criden to purchase 33,333 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 10.7 to the November 2005 Form 8-K.

10.5	Convertible Promissory Note dated October 19, 2005 issued to GHS Holdings Limited Partnership, incorporated by reference from Exhibit 10.8 to the November 2005 Form 8-K.

10.6	Warrant issued to GHS Holdings Limited Partnership to purchase 66,667 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 10.9 to the November 2005 Form 8-K.

Exhibit Number	Exhibit

10.7	Convertible Promissory Note dated October 19, 2005 issued to Michael E. Criden, incorporated by reference from Exhibit 10.10 to the November 2005 Form 8-K.

10.8	Warrant issued to Michael E. Criden to purchase 66,667 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 10.11 to the November 2005 Form 8-K.

10.9	Waiver of Second Closing Conditions under the Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the December 2005 Form 8-K.

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

10.13
Agreement dated as of April 14, 2006, among the Company, OVT, Inc., Richard E. Bennett, Jr., Robert J. Walters and William R. Dunavant, incorporated by reference to Exhibit 10.13 to Post Effective Amendment No. 3 to the Company's Registration Statement on Form S-1 filed with the SEC on April 19, 2006.

10.14	Settlement and Release Agreement dated June 8, 2006 among the Registrant and Enable Growth Partners, LP, incorporated by reference to Exhibit 10.1 to the June 13, 2006 Form 8-K.

10.15
Interim Executive Services Agreement dated March 20, 2006 between the Company and Tatum, LLC, incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, filed on June 30, 2006 (SEC Registration No. 333-135532 (the “2006 S-1”)).

10.16
Securities Purchase Agreement dated July 17, 2006 among the Registrant and the investors listed on the Schedule of Buyers, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on July 21, 2006 (“July 21, 2006 Form 8-K”).

10.17	Registration Rights Agreement entered into as of July 17, 2006 among the Registrant and the investor signatory thereto, incorporated by reference from Exhibit 10.2 to the July 21, 2006 Form 8-K.

10.18	Form of $1.25 warrant issued to each purchaser in the July 17, 2006 private placement, incorporated by reference from Exhibit 4.1 of the July 21, 2006 Form 8-K.

10.19	Employment Agreement, dated as of June 12, 2006, between the Registrant and Tom Parrish, incorporated by reference from Exhibit 10.19 of the 2006 S-1.

10.20
Employment Agreement, dated as of June 30, 2006, between the Registrant and Tracy Caswell, incorporated by reference from Exhibit 10.20 of the Company's Registration Statement on Form S-1 (SEC Registration No. 333-135532 filed with the SEC on June 30, 2006 (the "2006 S-1").

10.21
First Amendment to Tracy Culver Caswell's June 30th, 2006 Executive Employment Agreement, dated as of July 25, 2006, between the Registrant and Tracy Caswell, incorporated by reference from Exhibit 10.21 of the 2006 S-1.

10.22**	Master Development Agreement dated July 24, 2006, between Skyward Mobile, LLC and the Company.

Exhibit Number	Exhibit

10.23**	Master Consulting Agreement dated July 24, 2006, between James Morrison and the Company, incorporated by reference from Exhibit 10.23 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.24**	Redeemable Warrant issued to Skyward Mobile, LLC , incorporated by reference from Exhibit 10.24 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.25**	Letter Agreement dated August 22, 2006, between Joseph S. Johnson and the Company, incorporated by reference from Exhibit 10.25 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.26**	Redeemable Warrant issued to James Morrison, incorporated by reference from Exhibit 10.26 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.27**	Redeemable Warrant issued to Skyward Mobile, LLC, incorporated by reference from Exhibit 10.27 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.28**	Redeemable Warrant issued to Skyward Mobile, LLC, incorporated by reference from Exhibit 10.28 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.29**	Redeemable Warrant issued to Skyward Mobile, LLC, incorporated by reference from Exhibit 10.29 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.30**	Redeemable Warrant issued to Skyward Mobile, LLC, incorporated by reference from Exhibit 10.30 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.31**	Redeemable Warrant issued to Skyward Mobile, LLC, incorporated by reference from Exhibit 10.31 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.32**	Redeemable Warrant issued to Skyward Mobile, LLC, incorporated by reference from Exhibit 10.32 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.33**	Redeemable Warrant issued to Skyward Mobile, LLC, incorporated by reference from Exhibit 10.33 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.34**	Redeemable Warrant issued to Skyward Mobile, LLC, incorporated by reference from Exhibit 10.34 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.35**	Redeemable Warrant issued to James Morrison, incorporated by reference from Exhibit 10.35 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.36**	Redeemable Warrant issued to James Morrison, incorporated by reference from Exhibit 10.36 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.37**	Redeemable Warrant issued to James Morrison, incorporated by reference from Exhibit 10.37 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.38**	Redeemable Warrant issued to James Morrison, incorporated by reference from Exhibit 10.38 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.39**	Redeemable Warrant issued to James Morrison, incorporated by reference from Exhibit 10.39 to the Registrant’s Form S-1/A filed on September 27, 2006.

Exhibit Number	Exhibit

10.40**	Redeemable Warrant issued to James Morrison, incorporated by reference from Exhibit 10.40 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.41**	Redeemable Warrant issued to James Morrison, incorporated by reference from Exhibit 10.41 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.42**	Redeemable Warrant issued to James Morrison, incorporated by reference from Exhibit 10.42 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.43	Smart Video Technologies, Inc. 2004 Equity Incentive Plan, incorporated by reference from the Company's proxy statement on Scheduled 14A filed with the SEC on July 21, 2004.

10.44	Smart Video Technologies, Inc. 2005 Stock Incentive Plan, incorporated by reference from the Company's proxy statement on Scheduled 14A filed with the SEC on January 19, 2006.

10.45	Form of Non-Qualified Stock Option, incorporated by reference from Exhibit 10.45 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.46	Form of Non-Qualified Stock Option, incorporated by reference from Exhibit 10.46 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.47	Form of Incentive Stock Option, incorporated by reference from Exhibit 10.47 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.48	Form of Incentive Stock Option, incorporated by reference from Exhibit 10.48 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.49
General Release and Settlement Agreement dated January 11, 2007 by and between SmartVideo™ Technologies, Inc. d/b/a uVuMobile™ and the claimant parties signatory thereto, incorporated by reference from Exhibit 10.1 to the January 17, 2006 Form 8-K.

10.50
Registration Rights Agreement dated January 11, 2007 by and between SmartVideo™ Technologies, Inc. d/b/a uVuMobile™ and the investors signatory thereto, incorporated by reference from Exhibit 10.2 to the January 17, 2006 Form 8-K.

10.51	Letter dated July 7, 2006 regarding extension of the Growth Consultants, LLC Consulting Agreement, incorporated by reference from Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 6, 2006.

10.52*	Consulting Agreement, dated November 1, 2006, among Centurion Investments and Holding Company, and the Registrant.

10.53
Redeemable Warrant to Purchase 150,000 Shares of the Common Stock of Smartvideo Technologies, Inc. for $2.50 per share issued to William B. Bandy and dated November 12, 2003, incorporated by reference from Exhibit (d)(76) to the Registrants Schedule TO-I filed on March 9, 2007.

10.54
Redeemable Warrant to Purchase 13,000 Shares of the Common Stock of Smartvideo Technologies, Inc. for $2.50 per share issued to Christopher V. Devone and dated November 12, 2003, incorporated by reference from Exhibit (d)(77) to the Registrants Schedule TO-I filed on March 9, 2007.

10.55
Redeemable Warrant to Purchase 25,000 Shares of the Common Stock of Smartvideo Technologies, Inc. for $2.50 per share issued to Christopher V. Devone and dated October 30, 2003, incorporated by reference from Exhibit (d)(78) to the Registrants Schedule TO-I filed on March 9, 2007.

10.56
Redeemable Warrant to Purchase 350,000 Shares of the Common Stock of Smartvideo Technologies, Inc. for $2.10 per share issued to Dale Financial Consulting Services, Attn: Dick Newburg and dated February 28, 2006, incorporated by reference from Exhibit (d)(79) to the Registrants Schedule TO-I filed on March 9, 2007.

Exhibit Number	Exhibit

10.57
Registration Rights Agreement dated February 28, 2006 between Smartvideo Technologies, Inc. and Dale Financial Consulting Services, incorporated by reference from Exhibit (d)(80) to the Registrants Schedule TO-I filed on March 9, 2007.

10.58
Redeemable Warrant to Purchase 20,000 Shares of the Common Stock of Smartvideo Technologies, Inc. for $2.10 per share issued to Al Mahesh and dated February 28, 2006, incorporated by reference from Exhibit (d)(81) to the Registrants Schedule TO-I filed on March 9, 2007.

10.59
Registration Rights Agreement dated February 28, 2006 between Smartvideo Technologies, Inc. and Al Mahesh, incorporated by reference from Exhibit (d)(82) to the Registrants Schedule TO-I filed on March 9, 2007.

21*	Subsidiary of SmartVideo Technologies Inc

23.1*	Consent of Sherb & Co., LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**
Certain confidential information contained in the document filed herewith has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTVIDEO TECHNOLOGIES, INC.

March 30, 2007	By:	/s/ David R. Ross
David R. Ross President and Interim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2006.

Signature	Title	Date

/s/ David R. Ross
David R. Ross	Interim Chief Executive Officer and President	March 30, 2007

/s/ William J. Loughman
William J. Loughman	Chief Financial Officer	March 30, 2007

/s/ Glenn H. Singer
Glenn H. Singer	Chairman of the Board of Directors	March 30, 2007

/s/ Michael E. Criden
Michael E. Criden	Director	March 30, 2007

/s/ Justin A. Stanley
Justin A. Stanley	Director	March 30, 2007

/s/ John E. Abdo
John E. Abdo	Director	March 30, 2007

/s/ David Oros
David Oros	Director	March 30, 2007

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SmartVideo Technologies, Inc.

We have audited the accompanying consolidated balance sheets of SmartVideo Technologies, Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in Stockholders’ deficit and cash flows for the years ended December 31, 2006, 2005, and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SmartVideo Technologies, Inc. and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SHERB & CO., LLP

SHERB & CO., LLP
Certified Public Accountants

Boca Raton, Florida
March 23, 2007

SMARTVIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31,	December 31,
	2006	2005
Assets

Current Assets
Cash	$3,696,581	$5,792,566
Certificate of deposit	201,447	—
Accounts receivable - net of allowance for doubtful accounts of $0 and $77,937	162,795	—
Broadcast rights - net of accumulated amortization of $2,273,192 and $1,740,552	301,281	2,408,525
Prepaid expenses	125,189	—
Total Current Assets	4,487,293	8,201,091

Property and Equipment, net of accumulated depreciation of $936,614 and $350,641	1,541,390	716,423

Other Assets
Broadcast rights, net of current portion	310,384	2,880,999
Intangible assets - net of accumulated amortization of $14,725 and $0	250,317	—
Other	102,261	122,161
Total Other Assets	662,962	3,003,160

Total Assets	$6,691,645	$11,920,674

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,048,129	$2,905,618
Contracts payable - broadcast rights	2,454,725	2,283,500
Capital lease obligations - current	33,255	—
Deferred Current Liabilities	20,248	—
Accrued settlement expenses	5,022,000	5,541,244
Due to related parties	—	64,429
Loan payable and related accrued interest	63,042	59,922
Total Current Liabilities	9,641,399	10,854,713

Long-Term Liabilities
Contracts payable - broadcast rights - net of current portion	979,851	3,386,576
Capital lease obligations - net of current portion	161,089	—
Total Long-Term Liabilities	1,140,940	3,386,576

Total Liabilities	10,782,339	14,241,289

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized, 11,666,666 shares issued and 2,633,333 outstanding as of December
31, 2006, 10,666,666 shares issued and outstanding as of December 31, 2005	2,634	10,667
Common stock, $.001 par value, 150,000,000 shares authorized, 47,292,284 shares issued and outstanding as of December 31, 2006, 28,688,463 shares issued and
outstanding as of December 31, 2005	47,288	28,689
Additional paid-in capital	61,179,644	39,027,618
Less: Deferred consulting fees	(877,628)	(1,433,833)
Accumulated deficit	(64,442,632)	(39,953,756)
Total Stockholders' Deficit	(4,090,694)	(2,320,615)

Total Liabilities and Stockholders' Deficit	$6,691,645	$11,920,674

See accompanying notes to consolidated financial statements

SMARTVIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2006	2005	2004

Revenues
Revenue	$800,231	$197,257	$118,733
Total Revenues	800,231	197,257	118,733

Cost of Goods Sold
Cost of goods sold	94,830	—	—
Total Cost of Goods Sold	94,830	—	—

Gross Profit	705,401	197,257	118,733

Operating Expenses
Broadcast rights	2,024,549	2,001,584	—
Impairment of broadcast rights	2,330,000	—	—
Compensation and benefits	2,723,307	1,757,088	1,034,951
Consulting and professional fees	4,060,773	1,851,781	1,235,523
Data center	990,163	770,702	355,999
Depreciation and amortization	600,698	278,328	47,649
Settlement expense	4,935,756	5,541,244	—
Stock-based compensation	5,038,519	4,325,680	3,118,996
Selling, general and administrative	2,750,626	2,495,104	1,046,567
Total Operating Expenses	25,454,391	19,021,511	6,839,685

Loss from Operations	(24,748,990)	(18,824,254)	(6,720,952)

Other Income (Expense)
Interest income (expense)	260,114	(916,020)	(71,978)
Total Other Income (Expense), Net	260,114	(916,020)	(71,978)

Net Loss	$(24,488,876)	$(19,740,274)	$(6,792,930)

Net loss per share - basic and diluted	$(0.61)	$(0.76)	$(0.35)

Weighted average common shares
outstanding during the period	40,285,528	26,093,554	19,208,345

See accompanying notes to consolidated financial statements

SMARTVIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Deficit
For the Period from December 31, 2004, 2005 and 2006

	Series A-1, Convertible				Additional	Deferred
	Preferred Stock		Common Stock		Paid-in	Consulting	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Fees	Deficit	Total

Balance, December 31, 2003	12,000,000	$12,000	8,912,991	$8,913	$4,533,253	$—	$(5,420,552)	$(866,386)

Issuance of common stock for cash	—	—	94,096	94	260,906	—	—	261,000
Issuance of common stock pursuant to
conversions of convertible debt	—	—	302,559	303	254,074	—	—	254,377
Conversion of preferred stock into
common stock	(12,000,000)	(12,000)	12,000,000	12,000	—	—	—	—
Issuance of common stock for cash	—	—	723,000	723	784,777	—	—	785,500
Issuance of common stock for cash	—	—	333,952	334	333,618	—	—	333,952
Issuance of stock options to
employees	—	—	—	—	374,500	—	—	374,500
Issuance of stock options to
to non-employees	—	—	—	—	395,000	(370,313)	—	24,687
Issuance of common stock and common
stock purchase warrants for cash	—	—	120,000	120	119,880	—	—	120,000
Issuance of common stock and common
stock purchase warrants for cash	—	—	960,000	960	959,040	—	—	960,000
Issuance of common stock and common
stock purchase warrants on conversion
of debt to equity	—	—	400,000	400	399,600	—	—	400,000
Issuance of warrants to purchase units of
common stock and common stock
purchase warrants on conversion of
debt to equity and deferred
compensation related to conversion	—	—	—	—	1,590,435	—	—	1,590,435
Issuance of warrants to purchase shares
of common stock	—	—	—	—	442,000	—	—	442,000
Issuance of stock options to
to non-employees	—	—	—	—	3,044,650	(2,764,750)	—	279,900
Issuance of common stock and common
stock purchase warrants for cash	—	—	341,236	341	767,409	—	—	767,750
Net Loss	—	—	—	—	—	—	(6,792,930)	(6,792,930)
Balance, December 31, 2004	—	—	24,187,834	24,188	14,259,142	(3,135,063)	(12,213,482)	(1,065,215)

Issuance of convertible preferred stock
stock for cash	8,919,999	8,920	—	—	6,681,080	—	—	6,690,000
Issuance of convertible preferred stock in connection
with conversion of convertible debt	1,746,667	1,747	—	—	1,308,253	—	—	1,310,000
Dividend recorded on convertible preferred stock issuance	—	—	—	—	8,000,000	—	(8,000,000)	—
Issuance of common stock for cash	—	—	1,761,345	1,761	3,961,239	—	—	3,963,000
Cash paid as direct offering cost	—	—	—	—	(233,125)	—	—	(233,125)
Issuance of common stock in connection
with cash based warrant exercises	—	—	527,779	528	722,807	—	—	723,335
Issuance of common stock in connection
with cashless based warrant exercises	—	—	1,338,623	1,339	(1,339)	—	—	—
Issuance of common stock as
compensation to investors	—	—	50,000	50	197,450	—	—	197,500
Issuance of stock for services	—	—	750,000	750	711,750	—	—	712,500
Issuance of common stock for settlement of
vendor payables	—	—	72,882	73	82,777	—	—	82,850
Issuance of warrants for services	—	—	—	—	2,624,450	—	—	2,624,450
Amortization of beneficial conversion feature on
convertible debt	—	—	—	—	713,134	—	—	713,134
Amortization of stock based compensation	—	—	—	—	—	1,701,230	—	1,701,230
Net Loss	—	—	—	—	—	—	(19,740,274)	(19,740,274)
Balance, December 31, 2005	10,666,666	10,667	28,688,463	28,689	39,027,618	(1,433,833)	(39,953,756)	(2,320,615)

Amortization of stock based compensation	—	—	—	—	(271,563)	2,372,017	—	2,100,454
Fair market value of options granted	—	—	—	—	1,815,812	(1,815,812)	—	—
Exercise of warrants	—	—	807,607	806	943,169	—	—	943,975
Issuance of common stock for settlement of vendor payables	—	—	434,916	435	501,502	—	—	501,937
Issuance of common stock due to anti-dilution	—	—	1,121,856	1,122	(1,122)	—	—	—
Issuance of convertible preferred stock	1,000,000	1,000	—	—	4,749,000	—	—	4,750,000
Conversion of Series A-1 convertible preferred	(9,033,333)	(9,033)	9,033,333	9,033	—	—	—	—
Issuance of warrants for services	—	—	—	—	1,557,690	—	—	1,557,690
FAS 123R amortization	—	—	—	—	3,287,405	—	—	3,287,405
Issuance of common stock for cash	—	—	7,206,109	7,203	9,640,800	—	—	9,648,003
Redemption of warrants	—	—	—	—	(70,667)	—	—	(70,667)
Net Loss	—	—	—	—	—	—	(24,488,876)	(24,488,876)
Balance, December 31, 2006	2,633,333	$2,634	47,292,284	$47,288	$61,179,644	$(877,628)	$(64,442,632)	$(4,090,694)

See accompanying notes to consolidated financial statements

 SMARTVIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

	For the Years Ended
	December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net loss	$(24,488,876)	$(19,740,274)	$(6,792,930)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of stock options pursuant to SFAS No. 123R	3,287,405	—	—
Amortization of stock based compensation	2,100,454	—	—
Amortization of broadcast rights	2,024,549	1,740,552	—
Impairment of broadcast rights	2,330,000	—	—
Adjustment to broadcast right contracts	407,310	—	—
Amortization of intangible assets	14,725	—	—
Bad debt	60,078	77,937	68,119
Depreciation	585,973	278,328	47,649
Issuance of common stock as compensation for services	—	712,500	—
Issuance of warrants as compensation for services	1,557,690	2,624,450	—
Issuance of common stock for legal settlement	—	—	—
Amortization of beneficial conversion feature on convertible debt	—	713,134	—
Non-cash, stock-based compensation	—	1,701,230	3,118,996
Valuation adjustment related to non-cash compensation due to advisor	—	—	—
Additional consideration related to rights of convertible promissory notes	—	197,500	—
Changes in operating assets and liabilities:	—	—	—
(Increase) Decrease in:	—	—	—
Accounts receivable	(222,873)	(76,937)	(13,539)
Prepaid expenses	(125,189)	90,687	(90,687)
Other assets	19,900	(112,161)	—
Increase (Decrease) in:	—	—	—
Accounts payable and accrued expenses	(646,432)	1,633,565	1,031,055
Deferred liabilities	20,248	—	—
Contract rights payable	(2,233,500)	(520,000)	—
Accrued settlement expense	4,230,756	5,316,244	—
Net Cash Used in Operating Activities	(11,077,782)	(5,363,245)	(2,631,337)

Cash Flows from Investing Activities
Purchase of certificate of deposit	(201,447)	—	—
Purchase of equipment	(1,005,950)	(764,479)	(189,191)
Purchase of intangible assets	(265,042)	—	—
Net Cash Used in Investing Activities	(1,472,439)	(764,479)	(189,191)

Cash Flows from Financing Activities
Redemption of warrants	(70,667)	—	—
Issuance of convertible preferred stock for cash	—	6,690,000	—
Issuance of common stock for cash	9,648,003	3,963,000	3,228,202
Cash paid as direct offering cost for common stock issuance	—	(233,125)	—
Proceeds from warrant exercises	943,975	723,335	—
Proceeds from issuance of convertible debt	—	1,310,000	—
Proceeds from related party borrowings	—	225,000	—
Repayments of related party borrowings	(64,429)	(235,000)	(497,886)
Repayments of capital lease obligations	(2,646)	—	—
Repayments on advisor borrowings	—	(807,474)	—
Proceeds from (Repayments of) PPM funds	—	(114,500)	114,500
Net Cash Provided By Financing Activities	10,454,236	11,521,236	2,844,816

Net Increase/(Decrease) in cash	(2,095,985)	5,393,512	24,288

Cash - Beginning of year	5,792,566	387,592	297,998

Cash - End of Year	$3,696,581	$5,781,104	$322,286

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes	$—	$—	$—
Interest	$—	$—	$57,426

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of broadcast rights	$84,000	$7,705,076	$—
Acquisition of equipment held under capital leases	$196,990	—	—
Issuance of common stock to acquire software	$208,000	$—	$—
Issuance of common stock for settlement of accounts payable	$293,937	$82,850	$—
Issuance of convertible preferred stock for settlement of litigation	$4,750,000	$—	$—
Issuance of common stock pursuant to anti-dilution agreement	$1,122	$—	$—
Conversion of convertible preferred stock to common stock	$9,033	$—	$—
Forfeiture of stock based compensation	$271,563	$—	$—
Options granted for future services	$1,815,812	$—	$—

 See accompanying notes to consolidated financial statements

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties

(A) Going Concern

As reflected in the accompanying audited consolidated financial statements, the Company has a net loss of $24,488,876 and net cash used in operations of $11,077,782, respectively for the year ended December 31, 2006. The Company also has an accumulated deficit of $64,442,632 at December 31, 2006.

Based on information currently available regarding our proposed plans and assumptions relating to operations we anticipate that the net proceeds from the closing of our last financing in 2006, together with revenues generated from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond the second quarter of 2007. There can be no assurance that the Company will be able to secure additional financing on acceptable terms at or prior to the depletion of existing funds, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. The Company has no firm commitment for any additional capital.

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

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Significant estimates during 2006, 2005 and 2004 include depreciable lives on property and equipment, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings, valuation and related amortization of intangible broadcast rights pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 63 and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

(D) Cash and Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2006 and 2005, the balance exceeded the federally insured limit by $3,597,000 and $5,693,000 respectively. Additionally, at December 31, 2006 and 2005, the Company had $15,000 maintained under a compensating balance agreement. The $15,000 is retained due to potential credit card chargebacks that are unforeseen.

(E) Accounts Receivable

Substantially all of the Company’s accounts receivable are due from end-users. Collateral is not required. Credit losses are provided for in the consolidated financial statements. The Company has a limited history in evaluating such credit losses.

(F) Allowance for Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. In January 2005, the Company launched its direct-to-the-consumer mobile video service. While the Company uses many of the features developed for the core technology in delivering this new service, its focus on a direct-to-consumer model represents a significant change in direction. The allowance for doubtful accounts at December 31, 2006 and 2005 was $0 and $77,937 respectively.

(G) Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years.

(H) Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

 SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

Revenue is also recognized as earned upon the delivery of services to the Company’s subscription-based customers. This is typically when a digital media or multimedia broadcast is viewed. Many of the Company’s subscription-based customers access its programming through the purchase of a monthly, semi-annual, or annual subscription fee for SmartVideo’s mobile entertainment services. Revenue received on annual subscriptions is deferred and therefore is recognized ratably over the term of the contract.

(K) Product Concentration

The Company derives a substantial portion of its revenues from four types of products: business-to-business, direct-to-consumer mobile video service, mobile advertising and custom applications.
	For the Years Ended
	December 31,
Revenues	2006		2005		2004
Business-to-business	$77,002	9%	$83,475	42%	$31,945	27%
Direct-to-consumer	542,178	68%	113,782	58%	86,788	73%
Mobile Advertising	23,030	3%	—	0%	—	0%
Custom applications	158,021	20%	—	0%	—	0%
Total Revenue	$800,231	100%	$197,257	100%	$118,733	100%

The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of market acceptance, technological change or other factors.

(L) Customer Concentration

For the year ended December 31, 2006, the Company derived a portion of its revenues from two customers accounting for 8% of its revenues. For the year ended December 31, 2005, the Company derived a substantial portion of its revenues from two customers accounting for 34% of its revenues. For the year ended December 31, 2004, the Company derived a substantial portion of its revenues from five customers accounting for 75% of its revenue.

(M) Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. For the year ended December 31, 2006 the Company recorded an impairment charge of $2,300,000 related to the impairment of certain Broadcast Rights Assets.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(N) Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Out intangible assets consist of contract based intangibles.

During November 2006, we entered into an agreement with Diggit Entertainment Group (“Diggit”) for the distribution arrangements to provide for the management of the mobile platform, assets and carrier relationships for both Vibe and Spin magazines for an aggregate price of $253,000, plus transactions costs.

These transactions were accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (“SFAS 141”).

As of December 31, 2006 our identifiable intangible assets subject to amortization consisted of the following:

	As of
	December 31, 2006		December 31, 2005

	Intangible	Accumulated	Intangible	Accumulated
	Assets	Amortization	Assets	Amortization

Contract based	$265,042	$14,725	$—	$—

Total	$265,042	$14,725	$—	$—

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life of 3 years was $14,725 for the year ended December 31, 2006. The aggregate amortization expense is estimated to be approximately $88,347 for 2007, $88,347 for 2008, and $73,623 for 2009.

(O) Capital Lease Obligations

Capital lease obligations consist of the following:

	As of December 31,

	2006	2005

Equipment financed under capital lease obligations	$194,344	$—

Total	$194,344	$—

Less current portion	(33,255)	—

Capital lease obligations, net of current portion	$161,089	$—

In December 2006, we financed the purchase of equipment for our data center from Banc of America Capital Lease. We are required to make monthly payments to Banc of America Capital Lease for this equipment beginning in December 2006.

	Payment due by period
	Total	2007	2008 - 2009	2010 - 2011	Thereafter

Capital lease obligations	$194,344	$33,255	$75,589	$85,500	$—

Total	$194,344	$33,255	$75,589	$85,500	$—

(P) Income Taxes

The Company accounts for income taxes under Financial Accounting Standards (“FAS”) No. 109 “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

(Q) Fair Value of Financial Instruments

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

(R) Earnings per Share

In accordance with SFAS No. 128, “Earnings per Share” (“EPS”), basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at December 31, 2006, 2005 and 2004, respectively. Accordingly, basic and diluted EPS are the same.

The following table shows all common stock equivalents outstanding at December 31, 2006, 2005 and 2004, respectively.

	December 31
	2006	2005	2004
Common Stock Options	9,030,000	3,480,000	2,445,000
Common Stock Warrants	35,010,149	24,640,917	4,837,534
Total Common Stock Options and Warrants	44,040,149	28,120,917	7,282,534

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(S) Stock Based Compensation

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

(T) Broadcast Rights

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

(U) Derivative Liabilities

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
December 31, 2006, 2005 and 2004

(V) Recent Accounting Pronouncements

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

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company will adopt SFAS No. 155 on January 1, 2007 and does not expect it to have a material effect on financial position, results of operations, and cash flows.

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

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(W) Reclassifications

Certain amounts in the years 2004 and 2005 consolidated financial statements have been reclassified to conform to the year 2006 consolidated presentation. Such reclassifications had no effect on the financial position, results operations or cash flows.

Note 3 - Accounts Receivable

	December 31
	2006	2005
Accounts Receivable	$162,795	$77,937
Allowance for doubtfull accounts	—	(77,937)
Accounts receivable – net of allowance for doubtful accounts	$162,795	$—

Bad debt expense for the years ending 2006, 2005 and 2004 was $60,078, $77,937, and $68,119, respectively. These amounts are included as a component of Selling, General and Administrative Expenses.

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

	For The Years Ended
	December 31,
Broadcast Rights	Total	2007	2008	2009	2010

Broadcast rights	$611,665	$301,281	$156,303	$144,303	$9,778
Total	$611,665	$301,281	$156,303	$144,303	$9,778

At December 31, 2006, amortization expense of broadcast rights accounted for $2,206,859 of the total broadcast rights expense of $4,354,549. The additional $2,147,691 represented expenses paid to content providers where no long term commitment exists, recapture of a capitalized contract that had no future value, and an impairment charge of approximately $2,300,000. At December 31, 2005, amortization expense of broadcast rights accounted for $1,740,552 of the total broadcast rights expense of $2,001,584. The additional $261,032 represented expenses paid to content providers due to subscriber usage exceeding minimum monthly guarantees or to content providers where no long term contract commitment exists. There were no similar expenses for the year ending December 31, 2004 as there was no activity relating to this business operation and also since various rollout periods were not effective until 2005.

At December 31, 2006, Broadcast Rights Assets - net of accumulated amortization was $301,281. Broadcast Rights Assets - net of current portion was $310,384. At December 31, 2005, Broadcast Rights Assets - net of accumulated amortization was $2,408,525. Broadcast Rights Assets - net of current portion was $2,880,999.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(B)	Liability

The following represents broadcast rights commitments during the remaining term of the agreement.

	For The Years Ended
	December 31,
Contracts payable - broadcast rights	Total	2007	2008	2009	2010

Contracts payable-broadcast rights -- current	$3,434,576	$2,454,725	$799,261	$144,124	$36,466
Total	$3,434,576	$2,454,725	$799,261	$144,124	$36,466

During 2006 and 2005, the Company paid $2,233,500 and $520,000, respectively, to content providers pursuant to the terms of the related contracts.

Contracts payable - short term at December 31, 2006 were, $2,454,725. Contracts payable - long-term at December 31, 2006 were $979,851. Contracts payable - short term at December 31, 2005 were $2,283,500. Contracts payable - long-term at December 31, 2005 were $3,386,576.

Note 5 - Property and Equipment

Equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense for the periods ending December 31 are as follows:

	For the Years Ended
	December 31,

	2006	2005	2004

Depreciation	$585,973	$278,328	$47,649

Equipment consists of the following:

	December 31,	December 31,	December 31,
	2006	2005	2004

Computer equipment	$2,398,504	$987,564	$223,085
Proprietary software development	79,500	79,500	79,500
	2,478,004	1,067,064	302,585
Less accumulated depreciation	(936,614)	(350,641)	(72,313)
Property and equipment, net	$1,541,390	$716,423	$230,272

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
December 31, 2006, 2005 and 2004

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
December 31, 2006, 2005 and 2004

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

The following is a summary of the activity for convertible debt issuances the year ended December 31, 2005.

Convertible Notes Payable - Related Party	$750,000
Convertible Notes Payable	560,000
Total Convertible Notes Payable	$1,310,000

There were no related issuances during the year ended December 31, 2004 or December 31, 2006.

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

At December 31, 2005, there are no outstanding convertible debt instruments. The following is a summary of total accrued interest payable that remained unconverted from these convertible debt instruments at December 31, 2005:

Convertible Notes Payable - Related Party	$6,110
Convertible Notes Payable	2,433
Total Convertible Notes Payable	$8,543

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

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
Concurrent with the merger between Armagh and OVT, the Company agreed to assume a $50,000 loan payable to a third-party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $13,042 and $9,922 as of December 31, 2006 and 2005 respectively.

The Company had a $325,000 note payable to an entity owned by the spouse of a former stockholder, bearing interest at 8% with principal and interest payments due as follows:

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

The Company has a $150,000 note payable to a former stockholder of its subsidiary in connection with a stock repurchase, bearing interest at 5.18%. The note was secured by 2,500,000 shares of the subsidiary’s common stock. The principal due under the terms of this note payable, including accrued interest, was paid in full on December 31, 2004.

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

On July 5, 2004, the Company entered into a distribution agreement with Open Systems, Ltd. Certain issues arose regarding the terms of the agreement and the parties mutually agreed to terminate the contract. The parties have been engaged in the process of ending the relationship pursuant to the terms and conditions of a settlement agreement, which is anticipated to provide for a release of all actual or potential claims against the Company, its officers and directors. At December 31, 2006, there are no related accrued contingency losses.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of ours, announced its intention to bring legal action in the form of a mediation/arbitration against us in regard to our alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of our products. The dispute includes claims of SVEL that we had anticipatorily breached our agreement with SVEL, thus allegedly inhibiting the development of SVEL's business utilizing our technology on an exclusive basis in 25 countries throughout the European Union. We contend that we had the right to terminate the agreement because of breaches by SVEL. On or about December 13, 2006, SVEL filed its Statement of Claim with the American Arbitration Association. The Company filed its response to the Statement of Claim on or about January 22, 2007. We intend to defend against the claim vigorously, although there can be no assurances that we will be successful.

On November 29, 2005, ProNetworkTV, Inc. filed a Complaint for Equitable Relief in the Superior County Court of Gwinnett County, State of Georgia, (Civil Action Number 05-A-13684-2) against OVT, Inc. seeking the recovery of late fees in the amount of $100,615 alleged to be owed pursuant to a Promissory Note executed by OVT, Inc. in favor of ProNetworkTV, Inc. in the principal amount of $325,000. ProNetworkTV, Inc. alleges that OVT, Inc. failed to make payments when due under the Promissory Note. As a result of the alleged failure to makes such payments, ProNetworkTV, Inc. alleges that late fees accrued under the Promissory Note. On March 26, 2006, the Company filed a Motion to Dismiss with the Court. On May 8, 2006, the Company's Motion to Dismiss was granted. On September 11, 2006, ProNetworkTV, Inc. filed a Complaint against the Company and OVT, Inc. in the Superior Court of Gwinnett County, State of Georgia (Civil Action Number 06A-08430-5) seeking recovery of the same late fees referenced above, but this time in the amount of $105,262, which is alleged to be owed pursuant to the same Promissory Note referenced above. Further, the Complaint seeks a declaratory judgment that ProNetworkTV, Inc. is the owner of certain technology belonging to the Company, which is the subject of a services agreement between the parties. The Complaint also alleges that ProNetworkTV, Inc. is entitled to monetary damages arising out of the Company's alleged breach of the services agreement. On September 15, 2006, the Company reached a settlement agreement with ProNetworkTV, Inc. relating to this and certain other unrelated matters. Pursuant to the terms of the settlement agreement, both parties agreed, among other things, to provide mutual general releases of any existing alleged claims either party may have had as of the date of the settlement agreement, including, but not limited to, any claims relating to the promissory note that was the subject of this lawsuit. After reaching the September 15, 2006 agreement referenced above, ProNetworkTV, Inc. took the position that a “final” agreement had not, in fact, been reached. Currently, the parties are proceeding as they were prior to reaching the September 15, 2006 settlement agreement. The Company intends to defend against the claims vigorously, although there can be no assurances that the Company will be successful.

On January 19, 2006, the Company received a letter on behalf of Mantra Films, Inc. demanding that the Company pay cash damages of $791,244 as a result of the Company's alleged breach of certain guarantee obligations under an agreement between Cell Phone Entertainment, LLC, Mantra Films, Inc. and the Company (as Guarantor), dated September 30, 2004. Mantra Films, Inc. alleges that Cell Phone Entertainment, LLC and the Company failed to make certain guaranteed minimum license payments due under the agreement. As a result of the alleged failure to make such minimum payments, Mantra Films, Inc. terminated the agreement. The $791,244 demand represents the entire contract amount, including both past due payments and future guaranteed license fees, totaling minimum payments due pursuant to the agreement of $900,000, which amount has been reduced by payments made and certain prepaid insurance premiums in the amount of $108,756. On June 12, 2006, Mantra Films, Inc. filed suit against Cell Phone Entertainment, LLC and the Company in the Superior Court for the State of California, County of Los Angeles (Civil Action File NO. SC090022). Mantra Films, Inc.'s Complaint sets forth the same basic facts discussed above, as well as certain additional facts regarding the alleged failure of the Company to return certain property to Mantra Films, Inc. In its Complaint, Mantra Films, Inc. has asserted claims for breach of contract, conversion, unjust enrichment, specific recovery of personal property accounting and interference with prospective economic advantage. The Complaint seeks damages in the amount discussed above, in addition to certain unspecified damages to be proven at trial. On October 5, 2006, the Company filed a Motion to Compel Arbitration. A hearing on the Motion took place on December 27, 2006 and at the hearing the Court ordered the case to arbitration. The parties agreed to mediate the case prior to commencing arbitration proceedings. On January 12, 2007, the mediation took place, but the parties were unable to come to a successful resolution of the matter. Thereafter, on February 15, 2007, the Company and Cell Phone Entertainment, LLC entered into a settlement agreement with Mantra Films, Inc. and ROAR Productions (as a signatory to the contract at issue in the lawsuit filed by Mantra Films, Inc.). Pursuant to the terms of the settlement agreement, the Company agreed to pay Mantra Films, Inc. the total sum of one hundred and fifty thousand dollars ($150,000), which sum is to be paid in eight (8) equal installments of $18,750, to be allocated between Mantra Films, Inc. and ROAR Productions as solely agreed to by and between Mantra Films, Inc. and ROAR Productions. Payment of the obligation is secured by a lien on certain assets of the Company in favor of Mantra Films, Inc. in the amount of one hundred and fifty thousand dollars ($150,000), which lien shall be released upon full and final payment under the agreement. Any breach of the payment obligations by the Company shall allow Mantra Films, Inc. to assert a claim in any proceeding in bankruptcy, reorganization, merger, sale, or an assignment for the benefit of creditors for the value of their claims in the Mantra Lawsuit in the amount of three hundred ninety-nine thousand ($399,000), less any payments that have been made, which amount includes a claim for any sums remaining due on the secured interest of one hundred fifty thousand ($150,000), and a claim as a general unsecured creditor for the balance of the three hundred ninety nine thousand ($399,000). In consideration of the foregoing, and once all required payments have been made, Mantra Films, Inc. and ROAR Productions agreed to give the Company and Cell Phone Entertainment, LLC, among other things, a dismissal with prejudice of the lawsuit, a non-disparagement clause and a confidentiality clause.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

On or about January 18, 2006, Wilson W. Hendricks, III filed a Complaint in the County Court, Seventh Judicial Circuit, in and for St. John's County, Florida against the Company. Mr. Hendricks claimed damages in excess of $600,000 relating to lost wages and unreimbursed business expenses. In addition, he claimed the Company failed to issue 500,000 non-qualified stock options, to which he alleges he was entitled. Mr. Hendrick's main claims are that the he was wrongfully discharged from the Company and that the Company failed to grant him promised stock options. On June 22, 2006, the Court entered an Order requiring the parties mediate the case on or before October 31, 2006. The parties began the mediation process on August 29, 2006. On February 22, 2007, the Company and Mr. Hendricks agreed to the basic terms of a settlement which was memorialized in a settlement agreement dated March 7, 2007. Pursuant to the terms of the settlement agreement, the Company agreed to issue Mr. Hendricks 175,000 shares of the Company's common stock, and pay $10,000 for attorney’s fees and expenses (payable in two monthly installments), in exchange for, among other things, a dismissal with prejudice of the lawsuit. Among other items, the settlement agreement also includes mutual general releases, mutual non-disparagement clauses, a confidentiality clause and a “non-cooperation” clause on behalf of Mr. Hendricks.

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

On or about July 18, 2006, Manhattan Investments, Inc. (“Manhattan”) filed a Complaint against the Company in the United States District Court, Northern District of California (Case No. C-06-4379), alleging that the Company has wrongfully refused to remove the restrictive legend on a stock certificate representing 49,795 shares. The Complaint includes claims for breach of fiduciary and statutory duties, conversion and fraud, and seeks injunctive relief, as well as monetary damages. On October 2, 2006, the Company filed a Motion to Transfer for Improper Venue. The Motion was granted by the Court on November 13, 2006. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

On or about October 20, 2006, Hamouth Family Trust (“Hamouth”) filed a Complaint against the Company in the Court of Chancery of the State of Delaware, in which Hamouth seeks declaratory and injunctive relief, as well as damages in an unspecified amount, related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by Hamouth. The Company has filed an Answer to the Complaint and the discovery period has commenced. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

On November 13, 2006, James A. Jones filed a Complaint in the U.S. District Court for the Northern District of Georgia against the Company and Richard E. Bennett, Jr., the Company's former President and Chief Executive Officer. Mr. Jones alleges a violation of Section 806 of the Corporate Criminal and Fraud Accountability Act of 2002, 18 U.S.C. § 1514 et. seq. (“Sarbanes Oxley”), and is seeking compensatory damages, back pay and reimbursement for lost wages, pension, insurance, and other employment benefits, front pay and reimbursement for lost wages, pension, insurance, and other employment benefits, and attorneys fees. Mr. Jones claims that he was unlawfully terminated in retaliation for investigating and opposing allegedly improper conduct by the Company and Mr. Bennett. The Company and Mr. Bennett filed their Answers to the Complaint on December 21, 2006. The discovery period has commenced. The Company and Mr. Bennett intend to vigorously defend against Mr. Jones' claim, although there can be no assurances that the Company and Mr. Bennett will be successful.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The Company was named as a defendant in four lawsuits brought by a total of eighteen investors in the United States District Court, Northern District of Georgia (Case No. 1:06- CV-0850-MHS filed on or about April 10, 2006, and Case Nos. 1:06-CV-2388, 1:06-CV-2390, and 1:06-CV-2391 filed on or about October 6, 2006). The investors alleged, among other things, that the Company breached certain Registration Rights Agreements. The investors also claimed, among other things, that as a result of the Company's breach of the registration rights agreements they were denied certain rights they were allegedly owed under the agreements, and were inappropriately prevented from exercising warrants and selling shares during a specific period of time. In the aggregate, the investors claimed that as a result of the Company's actions they suffered damages in excess of $13 million dollars. On January 11, 2007 the Company entered into a Settlement Agreement with these investors and certain other interested parties (the “Claimants”). Pursuant to the terms of the Settlement Agreement, the Company issued 6,000,000 shares of the Company's common stock to the Claimants in exchange for the Claimants agreeing to release the Company and its owners, predecessors, successors, directors, officers, stockholders, employees, representatives, attorneys, subsidiaries and affiliates from all suits, claims, charges, liabilities and causes of action of any nature whatsoever which the Claimants had, have or may in the future have, arising out of any acts or events occurring up to and including the effective date of the Settlement Agreement. Among other items, the Claimants further agreed not to use confidential information against the Company in the future. The Settlement Agreement also contains mutual non-disparagement clauses.

On September 9, 2006 and February 14, 2007, respectively, the Company received correspondence from Epsom Investment Services, N.V. (“Epsom”) demanding repayment of an alleged outstanding Demand Loan made in 2002 from Epsom to Sharps Eliminations Technologies, Inc. (“Sharps”) in the amount of $50,000 bearing interest at 5%. Epsom claims that the Company agreed to repay this loan on behalf of Sharps. The Company is still investigating this claim, but currently does not believe any such amounts are due and owing to Epsom.

On February 28, 2007, the Company filed a Complaint in the United States District Court, North District of Georgia (Case No. 1:07-CV-0503) against Leslie L. Croland, Esq., the Company’s former securities counsel, seeking the recovery of damages as a result of Mr. Croland’s professional negligence and breach of fiduciary duties to the Company. More specifically, the Company seeks to recover compensatory damages for, among other things, losses sustained and attorneys’ fees, costs, and expenses and liabilities incurred due to claims asserted by certain investors against the Company, as well as punitive damages, attorneys fees, costs of suit and any other relief the Court deems equitable and just.

Except as set forth above, we believe that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

(C) Employment and Consulting Agreements

(1) Employment Agreements

David Ross

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

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Richard Bennett

Richard E. Bennett, Jr.'s employment agreement provided for an initial base salary of $75,000 and was increased to $150,000 on January 19, 2006, with subsequent increases as determined by our Board of Directors. Mr. Bennett's Employment Agreement allowed for a stock option grant of 750,000 options, but these options were never granted. The employment agreement also provided, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in employee benefits applicable to our employees and executives, as well as for the provision of an automobile allowance of up to $800 per month and other fringe benefits commensurate with his duties and responsibilities and for benefits in the event of disability. Pursuant to the employment agreement, employment may be terminated by us with cause or by the executive with or without good reason. If Mr. Bennett's employment was terminated by us without cause or by the executive for good reason would subject us to liability for liquidated damages in an amount equal to six months of the current salary of the terminated executive as of the date of termination. Mr Bennett resigned as the Chief Executive Officer and Interim Chief Financial Officer of the Company on August 25, 2006. The Company has not paid any severance benefits to Mr. Bennett and no such payments are due.

William Loughman

Pursuant to an agreement with Tatum, LLC, the Company pays Mr. Loughman, the Chief Financial Officer of the Company, a salary of $20,000 per month less the amount of the Company's portion of FICA taxes. In addition, the Company has granted Mr. Loughman options to purchase 80,000 shares of the Company's common stock at an exercise price of $1.95 per share. The options vest at the rate of 10,000 per month and expire 10 years from the date of grant. The agreement commenced on March 20, 2006 and extends through December 31, 2006. Thereafter, the agreement will automatically renew for additional three-month periods unless either party gives the other party written notice of its intent not to renew at least 30 days prior to the end of the then current period.

Scott Hughes

Pursuant to the Company's employment agreement with Mr. Hughes, the Company pays Mr. Hughes a salary of $130,000 annually. In addition, the Company has granted Mr. Hughes options to purchase 1,500,000 shares of its stock, half of which vested on the date of his employment agreement, one quarter of which vested on the first anniversary of the date of his employment agreement, and one quarter of which will vest on the second anniversary of the date of his employment agreement if Mr. Hughes is still employed by the Company. The options expire ten years from the date of grant.

If Mr. Hughes is terminated by the Company without Cause or resigns for Good Reason (as those terms are defined in his employment agreement), the Company must pay Mr. Hughes an amount equal to the salary he would have earned during the remaining term of his employment agreement within ten days of his termination and maintain certain welfare benefit plans for the benefit of Mr. Hughes and his dependents.

Tony Novia

Pursuant to an employment agreement with Mr. Novia, the Company pays him a salary of $160,000 annually. In addition, the Company has granted Mr. Novia options to purchase 250,000 shares of the Company's common stock at an exercise price of $1.48 per share. 50,000 shares vested on the date of his employment and the remaining shares vest at 25,000 per quarter during the Employment Term. The options expire 10 years from the date of grant.

If Mr. Novia is terminated by the Company without Cause or resigns for Good Reason (as those terms are defined in his employment agreement), the Company must pay Mr. Novia an amount equal to the greater of the salary he would have earned during the remaining term of his employment agreement or nine months' salary. The Company must also maintain certain welfare benefit plans for the benefit of Mr. Novia and his dependents for the period during which severance payments are made.

Tom Parrish

Pursuant to an employment agreement with Mr. Parrish, the Company pays him an annual salary of $175,000. In addition, the Company has granted Mr. Parrish options to purchase 250,000 shares of the Company's common stock at an exercise price of $1.50 per share. 50,000 share vested on the date of his employment and the remaining shares vest at 25,000 per quarter during the Employment Term. The options expire 10 years from the date of grant.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

(D) Commitments

In May 2005, the Company assumed a sublease for approximately 25,000 square feet of office space in Duluth, Georgia. This office space currently serves as the Company’s corporate headquarters. This sublease calls for monthly rental payments of approximately $23,000 and terminates on August 31, 2007. Rent expense for the year ended December 31, 2006, 2005, and 2004 was $280,315, $273,215, and $122,000, respectively.

The following represents minimum rental payments due pursuant to non-cancelable operating lease commitments during the remaining term of the operating lease agreement.

	For the Years Ended December 31, 2007-2011
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 years	More Than 5 Years

Operating Lease Obligations	$185,332	$185,332	$—	$—	$—
Capital Lease Obligations	194,344	33,255	75,589	85,500	—
Broadcast Rights	3,434,576	2,454,725	943,386	36,465	—
Total	$3,814,252	$2,673,312	$1,018,975	$121,965	$—

Note 9 - Stockholders’ Equity (Deficit)

Year Ended December 31, 2006

(A)	Preferred Stock

(1)     Capital Structure

As of December 31, 2006, the authorized Preferred Stock of the Company consisted of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 2,633,333 shares are outstanding and are designated as convertible.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

(1) Capital Structure

As of December 31, 2006, the authorized common stock of the Company consists of 150,000,000 shares of $.001 par value.

(2)	Preferred Stock Conversions

During the year ended December 31, 2006, the Company converted 9,033,333 shares of the Company’s Series A-1 Convertible Preferred Stock to shares of common stock on a one-to-one basis.

(3)	Accounts Payable

During the year ended December 31, 2006, the Company settled two outstanding vendor payables with unrelated third parties by issuing an aggregate of 434,916 shares of common stock having an aggregate fair value of $501,937. Fair value was determined based on the quoted closing trading price on the dates of settlement. The share prices on the dates of issuance ranged from $0.75 - $2.08 per share. Of the total shares issued, 100,000 shares valued at $208,000, were applied directly against a vendor payable in connection with the purchase of computer software. In addition the Company settled with a consultant by issuing 60,000 shares of common stock for all amounts due and owing, issued 75,000 shares to a consultant for services rendered, and issued 199,916 shares in payment of services performed by a vendor.

(4)	Warrant Exercises

During the year ended December 31, 2006, the Company issued 1,929,463 shares of common stock in connection with the exercise of previously issued stock purchase warrants. Of the total, 807,607 shares were issued based on the original warrant contractual exercise price. These exercise prices ranged from $0.75 - $2.00 per share and total cash proceeds raised from these exercised warrants was $943,975. The remaining 1,121,856 shares were issued based on an anti-dilution exercise price adjustment feature in the related warrant contracts. The Company recorded related offsetting amounts in additional paid-in capital and common stock at the par value of the stock issued, which was $1,122.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

During the quarter ended December 31, 2006, the Company redeemed 706,670 callable warrants at a price of $.10 per warrant for a total payment of $70,667 which also reduced additional paid in capital by $70,667.

The following is a summary of all common stock issued during the year ended December 31, 2006:

Activity	Quantity of Shares	Valuation
Preferred Stock Conversion	9,033,333	$—
Accounts Payable Settlements	434,916	501,937
Warrant Conversions	1,929,463	943,975
Sale of Common Stock	7,206,109	9,033,333
Other	—	—
Totals	18,603,821	$10,479,245

(C)	Common Stock Options and Warrants

(1) Services

On January 19, 2006, the Company entered into a consulting agreement with Growth Consultants LLC (“consultant”). The initial term of the agreement was through June 30, 2006, but was extended through September 30, 2006 pursuant to a letter agreement dated July 7, 2006. Pursuant to the agreement, the consultant was issued 300,000 common stock purchase warrants having an exercise price of $3.00 per warrant. For the year ended December 31, 2006, the Company recorded $1,424,250 in consulting expense using fair value accounting as prescribed by SFAS No. 123R and the related Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$3.00
Expected dividend yield	0%
Expected volatility	122.37%
Risk free interest rate	4.50%
Expected life of option	5 years

On July 24, 2006, the Company entered into a Master Consulting Agreement with James Morrison for a two year term expiring on July 24, 2008. Pursuant to the agreement, Morrison was issued an aggregate of 400,000 common stock purchase warrants, 50,000 of which are exercisable at any time during the exercise period and the remaining will only be exercisable upon obtaining certain thresholds and milestones. 50,000 of these warrants have an exercise price of $1.40 and the remaining will have an exercise price equal to the lesser of (i) $1.40 and(ii) the closing price quoted on the OTC Bulletin Board or another recognized tracking system on the date the applicable thresholds and/or milestones are achieved. The Company also is obligated to pay Morrison a specified amount per month to provide consulting services which includes general advice and directions on business development, strategic planning, and engineering and design.

For the year ended December 31, 2006, the Company recorded $66,720 in compensation expense using fair value accounting as prescribed in SFAS 123R and the related Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$1.40
Expected dividend yield	0%
Expected volatility	119.39%
Risk free interest rate	4.63%
Expected life of option	5 years

On July 24, 2006, the Company entered into a Master Development Agreement with Skyward Mobile for a two year term expiring on July 24, 2008. Pursuant to the agreement, Skyward Mobile was issued an aggregate of 400,000 common stock purchase warrants, 50,000 of which are exercisable at any time during the exercise period and the remaining will only be exercisable upon obtaining certain thresholds and milestones. 50,000 of these warrants have an exercise price of $1.40 and the remaining will have an exercise price equal to the lesser of (i) $1.40 and (ii) the closing price quoted on the OTC Bulletin Board or another recognized tracking system on the date the applicable thresholds and/or milestones are achieved.

For the year ended December 31, 2006, the Company recorded $66,720 in compensation expense using fair value accounting as prescribed in SFAS 123R and the related Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$1.40
Expected dividend yield	0%
Expected volatility	119.39%
Risk free interest rate	4.63%
Expected life of option	5 years

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(D)	Other Grants of Common Stock Options and Warrants

(1) 2004 Equity Incentive Plan

The Board of Directors of the Company adopted the 2004 Equity Incentive Plan (“2004 Plan”) effective January 1, 2004, to provide incentives to attract and retain participating officers, directors, and key employees. The 2004 Plan allows for the issuance of up to 5,000,000 shares of common stock in the form of incentive awards, including, without limitation, stock options and restricted stock. This Plan was approved by the stockholders at the annual meeting held on August 31, 2004.

(2) 2005 Equity Incentive Plan

The Board of Directors of the Company adopted the 2005 Equity Incentive Plan (“2005 Plan”) on January 3, 2006 to provide incentives to attract and retain participating officers, directors, employees, consultants and advisors. The 2005 Plan allows for the issuance of 10,000,000 shares of common stock in the form of incentive awards, including, without limitation, stock options and restricted stock. The Plan was approved by the stockholders on February 23, 2006.

The following tables summarize all stock option grants to employees and non-employees as of December 31, 2006:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2003	—	$—
Granted	2,445,000	2.20
Exercised	—	—
Forfeited	—	—
Balance at December 31, 2004	2,445,000	$2.20
Granted	1,345,000	1.61
Exercised	—	—
Forfeited	(310,000)	1.58
Balance at December 31, 2005	3,480,000	2.03
Granted	6,710,000	1.65
Exercised
Forfeited	(1,160,000)	1.00
Balance at December 31, 2006	9,030,000	$1.80

Options exercisable at December 31, 2006	4,499,062	$1.89
Weighted average fair value of options granted during 2006		$1.65

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.90	250,000	8.52	$0.90	250,000	$0.90
$0.97	200,000	9.66	$0.97	28,125	$0.97
$1.00	435,000	7.85	$1.00	369,375	$1.00
$1.02	265,000	9.57	$1.02	—	$1.02
$1.31	990,000	9.59	$1.31	—	$1.31
$1.36	275,000	9.41	$1.36	131,250	$1.36
$1.40	350,000	9.52	$1.40	62,500	$1.40
$1.44	150,000	10.44	$1.44	37,500	$1.44
$1.48	250,000	9.15	$1.48	137,500	$1.48
$1.50	250,000	8.97	$1.50	31,250	$1.50
$1.55	1,700,000	8.36	$1.55	1,275,000	$1.55
$1.58	25,000	8.41	$1.58	6,250	$1.58
$1.75	25,000	9.32	$1.75	6,250	$1.75
$1.86	100,000	9.31	$1.86	50,000	$1.86
$1.90	500,000	8.84	$1.90	500,000	$1.90
$1.91	280,000	9.27	$1.91	140,000	$1.91
$1.95	100,000	9.22	$1.95	100,000	$1.95
$2.10	1,350,000	9.17	$2.10	370,000	$2.10
$2.20	150,000	9.26	$2.20	150,000	$2.20
$2.25	220,000	6.04	$2.25	126,250	$2.25
$2.30	150,000	7.92	$2.30	95,000	$2.30
$2.53	25,000	9.18	$2.53	9,375	$2.53
$2.77	25,000	9.18	$2.77	9,375	$2.77
$2.90	20,000	8.27	$2.90	5,000	$2.90
$2.91	30,000	8.29	$2.91	7,500	$2.91
$2.95	15,000	7.76	$2.95	6,562	$2.95
$3.27	150,000	9.15	$3.27	20,000	$3.27
$3.50	750,000	7.52	$3.50	575,000	$3.50
	9,030,000	8.83	$1.80	4,499,062	$1.89

At December 31, 2006, the Company had a total of 35,010,149 warrants outstanding. All of these warrants are exercisable. The life of the warrants range from zero to five years. The exercise price of these warrants range from $0.75 to $6.50. See additional disclosure above regarding warrant activity.

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

For the year ended December 31, 2005, pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. For purposes of presenting the comparative 2005 pro forma financial statement information, the Company has determined the amount of share based awards previously accounted for pursuant to APB No. 25 prior to January 1, 2006 and recorded the appropriate expense as if SFAS No. 123R had been followed in the previous comparative period.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

The following table illustrates the effect on the consolidated net loss and net loss per share if the Company had accounted for its stock-based compensation plans using SFAS No. 123(R) for the employee share based awards.

	For the Year Ended
	December 31,
	2006	2005	2004
Net loss to common shareholders, as reported	$(24,488,876)	$(19,740,274)	$(6,792,930)
Add: Stock-based employee compensation expense included in reported net loss,
net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	—	(1,090,181)	(75,727)
Pro forma net loss to common shareholders	$(24,488,876)	$(20,830,455)	$(6,868,657)

Basic and diluted net loss per share, as reported	$(0.61)	$(0.76)	$(0.35)
Pro forma basic and diluted net loss per share	$(0.61)	$(0.80)	$(0.36)

For purposes of this pro forma presentation, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 4.875%, expected dividend yield of 0%, expected volatility factor was 122.76% with an expected life of three years.

For the years ended December 31, 2006, the Company recorded a charge to income in the amount of approximately $3,287,000 for the effects of the adoption of FASB 123(R) in the current year for employee share based awards.

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

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

The Company followed the provisions of EITF No. 98-5, EITF 00-27 and APB No. 14 by allocating the proceeds raised between the Convertible Preferred Stock and freestanding warrants. The allocation is deemed to be analogous to a dividend to be recognized over the term in which the preferred stockholders can realize the return. Since the Convertible Preferred Stock is immediately convertible at the option of the holder, the benefit is realized immediately. The value of the dividend was equivalent to $8,000,000 as the allocation exceeded the face amount of the gross proceeds raised. The Company charged retained earnings and credited additional paid-in capital. Additionally, the Company evaluated the underlying common stock for purposes of determining fair value and the related conversion price, however, the conversion price of $0.75 used to determine the allocable amounts was based on the recent cash offering price of $0.75 for the same Convertible Preferred Stock offering as opposed to any value ascribed to the common stock.

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

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

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

(D)	Other Grants of Common Stock Options and Warrants

 (2) 2004 Equity Incentive Plan

The Board of Directors of the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) effective January 1, 2004, to provide incentives to attract and retain officers, directors, and key employees. The 2004 Plan allows for the issuance of up to 5,000,000 shares of common stock. This Plan was approved by the stockholders at the annual meeting held on August 31, 2004.

On September 1, 2004, the Company granted 50,000 stock options to an officer. On December 7, 2004, the Company granted an additional 50,000 stock options to this same officer. No other officer or director of the Company holds any options, warrants or other rights allowing such person to acquire additional shares of the Company’s common stock.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

At December 31, 2005, the Company had a total of 31,161,589 warrants outstanding. Of these warrants, 30,336,589 are exercisable. The life of the warrants range from zero to five years. The exercise price of these warrants range from $0.75 to $6.50. See additional disclosure above regarding activity.

(E) Deferred Compensation

During 2006, the Company amortized $3,658,144 to the statement of operations as consulting expense relating to prior period deferred consulting arrangements. The balance at December 31, 2006 to be amortized was $877,628.

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

On July 17, 2006, the Company completed an equity financing pursuant to a securities purchase agreement dated July 7, 2006 among the Company and 74 accredited investors (“Investors”). Included among these Investors are two board members along with an officer of the Company who collectively invested $350,000 in exchange for 280,000 shares of common stock (at a price of $1.25 per share). These individuals also received 280,000 warrants under the same terms as all the other Investors who participated in the financing.

In conjunction with the equity financing, a family member of one of the Company's directors invested $100,000 in exchange for 80,000 shares of common stock (at a price of $1.25 per share). This individual also received 80,000 warrants under the same terms as the other investors.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 11 - Income Taxes

There was no provision for income taxes for 2006, 2005 and 2004 due to continuing operating losses.

Income tax expense (benefit) differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% to income (loss) before provision for income taxes as a result of the following:

	2006		2005		2,004
Computed “expected” tax expense (benefit)	$(8,571,107)	35.11%	$(6,909,096)	35.00%	$(2,377,526)	35.00%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	(1,122,056)	4.60%	(582,338)	2.96%	(201,071)	2.96%
Nondeductible expenses	27,198	(0.11%)	257,424	(1.31%)	—	0.00%
Increase in valuation allowance	11,433,041	(46.84%)	7,199,753	(36.54%)	2,578,597	(37.96%)
Other
True-Up of Net Operating Loss C/F	(1,671,112)	6.85%	—	—	—	—
True-Up of Prior Depreciation Adjustments	(24,744)	0.10%	—	—	—	—
Other	(71,220)	0.29%	34,257	(0.11%)	—	0.00%
Actual tax expense
	$—	0.00%	$—	0.00%	$—	0.00%

The income tax effects of temporary differences that give rise to significant portions our deferred income tax assets and liabilities are presented below:

	December 31
	2006	2005
Deferred income tax assets:
Net operating loss and research and experimentation
credit carryforwards	$12,956,554	$4,416,475
Noncash stock-based compensation	4,813,480	2,600,882
Accruals not deducted for tax	1,390,202	2,180,160
Property and equipment, principally due to
differences in depreciation	1,953,558	483,236
Total gross deferred income tax assets	$21,113,794	$9,680,753

Less valuation allowance	(21,113,794)	(9,680,753)
Net deferred income tax assets	$—	$—

At December 31, 2006, the valuation allowance for deferred income tax assets increased by $11,433,041 from December 31, 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2005.

At December 31, 2006, we had net operating loss carryforwards for U.S. federal income tax purposes of $33.3 million available for offset against future taxable income. Such net operating losses expire in varying amounts beginning in the year 2026. Utilization of these net operating losses may be limited due to potential ownership changes under section 382 of the Internal Revenue Code.

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

Note 12 - Subsequent Events

In January 2007, the Company announced its intent to seek stockholder approval to change the name of the Company to uVumobile, Inc. to better reflect the corporate brand and new products. More specifically, the Company is developing a new suite of products and platforms, which are expected to include backend media hosting, application development, mobile marketing, messaging, content aggregation, billing, advertising and other services directed towards the mobile business- to- business market. On February 14, 2007, the Company initiated this process by distributing a consent solicitation statement to its stockholders seeking consent to amend its Certificate of Incorporation to effect the name change.

On February 28, 2007, our Board of Directors determined that it would be advisable to retain a financial advisor to assist the Company in evaluating various strategic alternatives, including recapitalization, sale of stock, merger or asset disposition possibilities, all with the goal of maximizing stockholder value. On March 21, 2007, after reviewing several candidates, the Board of Directors of the Company unanimously approved the engagement of Daniels & Associates as the Company's exclusive investment banker, financial advisor, and Consultant for these purposes.

On March 9, 2007, we commenced an Offer to Amend and Exchange certain of our outstanding warrants. The offer provides holders of certain warrants the opportunity to amend and exercise any or all of their warrants for a significantly reduced exercise price by either paying the exercise price in cash or by tendering a specified number of warrants for each share of common stock being purchased. Unless extended, the offer expires at midnight, Eastern Time, on April 6, 2007.