Form 10-Q
period 2007-03-31
SMART VIDEO TECHNOLOGIES INC
filed 2007-05-11
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(770) 279-3100
Issuer's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer☐ Accelerated Filer☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No   ☒

The total number of shares of the issuer's common stock, $.001 par value, outstanding on May 9, 2007 was 61,795,300.

SMARTVIDEO TECHNOLOGIES INC.

Index to Form 10-Q

Forward-Looking Statements
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Historical Financial Statements
Condensed Consolidated Balance Sheet (Unaudited)	1
Condensed Consolidated Statements of Operations (Unaudited	2
Condensed Consolidated Statements of Cash Flows (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4-18
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures	23

PART II - OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Submission of Matters to a Vote of Security Holders	25
Item 6. Exhibits	26
Signatures	27

-i-

Unless the context otherwise requires, all references to “SmartVideoTM,” “uVuMobileTM,” the “Company,” “we,” “us” or “our” refers to SmartVideo Technologies, Inc. and its subsidiary. References in this report to annual financial data for SmartVideo refer to fiscal years ended December 31.

General information about SmartVideo can be found at www.smartvideo.com and www.uvumobile.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the SEC. The information on our websites is not incorporated into this report.

FORWARD-LOOKING STATEMENTS

We caution readers that this report includes “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology. We have based such forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, many of which are beyond our control. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth below and in various places in this report, including under the heading Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations”. Additional factors that could lead to material changes in performance are contained in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. These factors include:

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

-ii-

PART I - FINANCIAL INFORMATION

SMARTVIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
Assets

Current Assets
Cash	$1,248,687	$3,696,581
Certificate of deposit	203,600	201,447
Accounts receivable - net of allowance for doubtful accounts of $0 and $0	310,272	162,795
Broadcast rights - net of accumulated amortization of $2,273,192 and $2,273,192	268,745	301,281
Prepaid expenses	78,631	125,189
Total Current Assets	2,109,935	4,487,293

Property and Equipment, net of accumulated depreciation of $1,147,628 and $936,614	1,597,028	1,541,390

Other Assets
Broadcast rights, net of current portion	268,230	310,384
Intangible assets - net of accumulated amortization of $36,811 and $14,725	228,231	250,317
Other	102,261	102,261
Total Other Assets	598,722	662,962

Total Assets	$4,305,685	$6,691,645

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,421,839	$2,048,129
Contracts payable - broadcast rights	2,333,300	2,454,725
Capital lease obligations - current	33,491	33,255
Deferred current liabilities	20,329	20,248
Accrued settlement expenses	5,000	5,022,000
Loan payable and related accrued interest	63,837	63,042
Total Current Liabilities	4,877,796	9,641,399

Long-Term Liabilities
Contracts payable - broadcast rights - net of current portion	562,776	979,851
Capital lease obligations - net of current portion	152,821	161,089
Total Long-Term Liabilities	715,597	1,140,940

Total Liabilities	5,593,393	10,782,339

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized, 11,666,666 shares issued and 2,433,333 outstanding as of
March 31, 2007, 2,633,333 shares issued and 2,633,333 outstanding as of December 31, 2006	2,434	2,634
Common stock, $.001 par value, 150,000,000 shares authorized, 53,667,284 shares issued and outstanding as of March 31, 2007, 47,292,284 shares issued and outstanding as of
December 31, 2006	53,663	47,288

Additional paid-in capital	66,952,226	61,179,644
Less: Deferred consulting fees	(51,832)	(877,628)
Accumulated deficit	(68,244,199)	(64,442,632)
Total Stockholders' Deficit	(1,287,708)	(4,090,694)

Total Liabilities and Stockholders' Deficit	$4,305,685	$6,691,645

See accompanying notes to consolidated financial statements

SmartVideo Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Revenues
Revenue	$334,732	$112,967
Total Revenues	334,732	112,967

Cost of Goods Sold
Cost of goods sold	138,000	—
Total Cost of Goods Sold	138,000	—

Gross Profit	196,732	112,967

Operating Expenses
Broadcast rights	99,807	527,713
Compensation and benefits	662,625	491,089
Consulting and professional fees	638,437	732,267
Data center	227,568	219,621
Depreciation	233,100	56,837
Stock-based compensation	1,645,261	776,560
Selling, general and administrative	509,431	740,091
Total Operating Expenses	4,016,229	3,544,178

Loss from Operations	(3,819,497)	(3,431,211)

Other Income
Interest income	22,818	45,567
Interest expense	(4,888)	(760)
Total Other Income, Net	17,930	44,807

Net Loss	$(3,801,567)	$(3,386,404)

Net Loss per Share - Basic and Diluted	$(0.07)	$(0.11)

Weighted Average Common Shares
Outstanding during the Period	52,719,920	29,700,178

See accompanying notes to unaudited consolidated financial statements

SmartVideo Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(3,801,567)	$(3,386,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based compensation	825,796	1,346,260
Amortization of broadcast rights	74,690	608,396
Bad debt	—	21,564
Depreciation	233,100	56,837
Issuance of common stock for legal settlement	755,582	—
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(147,477)	(21,564)
Prepaid expenses	(46,558)	(50,000)
Other assets	—	4,613
Increase (Decrease) in:
Accounts payable and accrued expenses	343,061	(1,001,973)
Accrued interest payable	(795)	(7,783)
Contracts rights payable	(417,075)	—
Repayments on acquired broadcast rights	—	(758,000)
Net Cash Used in Operating Activities	(2,181,243)	(3,188,054)

Cash Flows from Investing Activities
Purchase of equipment	(266,651)	(599,131)
Net Cash Used in Investing Activities	(266,651)	(599,131)

Cash Flows from Financing Activities
Proceeds from warrant exercises	—	632,864
Net Cash Provided By Financing Activities	—	632,864

Net (Decrease) in cash and cash equivalents	(2,447,894)	(3,154,321)

Cash - Beginning of Period	3,696,581	5,792,566

Cash - End of Period	$1,248,687	$2,638,245

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes	$—	$—
Interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Acquisition of broadcast rights	$—	$84,000
Issuance of common stock to acquire software	$—	$208,000
Issuance of common stock for settlement of accounts payable	$—	$149,937
Issuance of convertible preferred stock to settle accrued litigation	$—	$4,750,000
Issuance of common stock pursuant to anti-dilution agreement	$—	$1,122
Conversion of convertible preferred stock to common stock	$200	$7,844
Forfeiture of stock based compensation	$37,147	$$271,563

See accompanying notes to unaudited consolidated financial statements

SmartVideo Technologies, Inc.
Notes to condensed consolidated financial statements
(Unaudited)

Note 1 - Organization

SmartVideo Technologies, Inc. (“smarTVideo™” or “the Company”) was incorporated in Florida on August 17, 1984, and on December 19, 2000, changed its corporate domicile to Delaware. Its wholly-owned subsidiary, OVT, Inc., d/b/a smarTVideo™ (“OVT”) was incorporated in the state of Georgia on August 31, 2000. smarTVideo™ is a media distribution services company. smarTVideo™ is in the business of obtaining the rights to video and television content for the mobile handset market and delivering the video content to mobile subscribers for a monthly fee or a portion of the associated advertising revenue. The Company specializes in the distribution of high-quality video and programming through devices connected to the public Internet and is currently focused on distribution to mobile display devices, cell phones and PDAs connected to the public Internet via wireless data networks and Wi-Fi.

In January 2007, the Company announced its intent to seek stockholder approval to change the name of the Company to uVuMobile, Inc. to better reflect the corporate brand and new products. More specifically, the Company is developing a new suite of products and platforms, which are expected to include backend media hosting, application development, mobile marketing, messaging, content aggregation, billing, advertising and other services directed towards the mobile business-to-business market. On February 14, 2007, the Company initiated this process by distributing a consent solicitation statement to its stockholders seeking consent to amend its Certificate of Incorporation to effect the name change. On May 3, 2007, the Company announced that as of April 9, 2007 it had received the consent of the holders of approximately 58% of its stock to change its corporate name to uVuMobile, Inc.  The Company intends to implement the name change as soon as practicable.

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties

(A) Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $3,801,567 and net cash used in operations of $2,181,243, respectively for the three month period ended March 31, 2007. The Company also has an accumulated deficit of $68,244,199 at March 31, 2007.

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

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(C) Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

SmartVideo Technologies, Inc.
Notes to condensed consolidated financial statements
(Unaudited)

Significant estimates during 2007 and 2006 include depreciable lives on property and equipment, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings, valuation and related amortization of intangible broadcast rights pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 63 and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

(D) Cash and Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2007, the balance exceeded the federally insured limit by $1,148,687. Additionally, at March 31, 2007, the Company had $15,000 maintained under a compensating balance agreement. The $15,000 is retained due to potential credit card charge backs that are unforeseen.

(E) Equipment

Equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense for the three month periods ended March 31, 2007 and 2006, respectively are detailed as follows:

	For the three Months Ended
	March 31,
	2007		2006
Revenues
Business-to-business	$2,293	1%	$23,791	21%
Direct-to-consumer	128,939	38%	89,176	79%
Mobile Advertising	—	0%	—	0%
Custom applications	203,500	61%	—	0%
Total Revenue	$334,732	100%	$112,967	100%

Equipment consists of the following:

	March 31,	December 31,
	2007	2006
Computer equipment	$2,665,156	$2,398,504
Proprietary software development	79,500	79,500
	2,744,656	2,478,004
Less accumulated depreciation	(1,147,628)	(936,614)
Property and equipment, net	$1,597,028	$1,541,390

(F) Broadcast Rights

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

(G) Accounts Receivable

Substantially all of the Company's accounts receivable are due from end-users. Collateral is not required. Credit losses are provided for in the consolidated financial statements. The Company has a limited history in evaluating such credit losses.

 (H) Allowance for Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(I) Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share” (“EPS”), basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at March 31, 2007 and 2006, respectively. Accordingly, the basic and diluted EPS are the same.

The following table is a summary of common stock equivalents outstanding at March 31, 2007 and 2006, respectively.

	For the Quarter ended March 31,
	2007	2006
Common Stock Options	8,576,875	4,630,000
Common Stock Warrants	35,010,149	20,875,302
Total Common Stock Options and Warrants	43,587,024	25,505,302

(J) Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment utilizing the prospective method. SFAS No. 123(R) requires the measurement of stock-based compensation expense based on the fair value of the award on the date of grant. Under the prospective method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption.

(K) Revenue Recognition

The Company follows the guidance of the SEC's Staff Accounting Bulletin No. 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company provides services to our business-to-business customers under volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain arrangements, the customers are subject to a base monthly fee or minimum monthly usage requirement in order to maintain a customer's preferential negotiated rates. From time-to-time, the Company may also lease hardware to its customers enabling them to facilitate a live broadcast. In certain situations, the Company may sell hardware to its resellers under the specific terms of the agreements with them.

Revenue is also recognized as earned upon the delivery of services to the Company's subscription-based customers. This is typically when a digital media or multimedia broadcast is viewed. Many of the Company's subscription-based customers access its programming through the purchase of a monthly, semi-annual, or annual subscription fee for SmartVideo's mobile entertainment services. Revenue received on annual subscriptions is deferred and therefore is recognized ratably over the term of the contract.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

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

	For the three Months Ended
	March 31,
	2007		2006
Revenues
Business-to-business	$2,293	1%	$23,791	21%
Direct-to-consumer	128,939	38%	89,176	79%
Mobile Advertising	—	0%	—	0%
Custom applications	203,500	61%	—	0%
Total Revenue	$334,732	100%	$112,967	100%

The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of market acceptance, technological change or other factors.

(O) Long-Lived Assets

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

(P) Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires goodwill and intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. Our intangible assets consist of contract based intangibles.

During November 2006, we entered into an agreement with Diggit Entertainment Group (“Diggit”) for the distribution arrangements to provide for the management of the mobile platform, assets and carrier relationships for both Vibe and Spin magazines for an aggregate price of $253,000, plus transactions costs.

As of March 31, 2007 and December 31, 2006, our identifiable intangible assets subject to amortization consisted of the following:

	As of
	March 31, 2007		December 31, 2006
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Contract based	$265,042	$36,811	$265,042	$14,725

Total	$265,042	$36,811	$265,042	$14,725

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life of 3 years was $14,725 for the year ended December 31, 2006. The aggregate amortization expense is estimated to be approximately $88,347 for 2007, $88,347 for 2008, and $73,623 for 2009.

(Q) Capital Lease Obligations

Capital lease obligations consist of the following:

	As of
	March 31, 2007	December 31, 2006
Equipment financed under capital lease obligations	$186,312	$194,344

Total	$186,312	$194,344

Less current portion	(33,491)	(33,255)

Capital lease obligations, net of current portion	$152,821	$161,089

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Note 3 - Broadcast Rights

(A)	Asset

For the three months ended March 31, 2007, amortization expense of broadcast rights accounted for $74,690 of the total broadcast rights expense of $99,807. Included in the total expense of  $99,807 is approximately  $25,117 in credits that were reflected in the three months ended March 31, 2007. For the three months ended March 31, 2006, amortization expense of broadcast rights accounted for $608,396 of the total broadcast rights expense of $527,713.

For the three months ended March 31, 2007 the Broadcast Rights Assets - net of accumulated amortization was $268,745. Broadcast Rights Assets - net of current portion was $268,230. At December 31, 2006 the Broadcast Rights Assets - net of accumulated amortization were $301,281. Broadcast Rights Assets - net of current portion was $310,384.

(B)	Liability

At March 31, 2007 and 2006, the Company paid $70,500 and $758,000, respectively to content providers pursuant to the terms of the related contracts.

Contracts payable - short term at March 31, 2007 were $2,333,300. Contracts payable - long-term at March 31, 2007 were $562,776. Contracts payable - short term at December 31, 2006 were $2,454,725. Contracts payable - long-term at December 31, 2006 were $979,851.

Note 4 - Shareholders' Equity

(A)	Preferred Stock

(1) Capital Structure

As of March 31, 2007 the authorized Preferred Stock of the Company consists of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 2,433,333 shares are outstanding and are designated as convertible.

(B)	Common Stock Issuances

(1) Capital Structure

As of March 31, 2007, the authorized common stock of the Company consists of 150,000,000 shares of $.001 par value.

(2) Preferred Stock Conversions

During the three months ended March 31, 2007, the Company converted 200,000 shares of Series A-1 Convertible Preferred Stock to shares of common stock on a one-to-one basis.

(3) Settlements

During the three months ended March 31, 2007, the Company settled two outstanding legal matters with unrelated third parties by issuing an aggregate of 6,175,000 shares of common stock having an aggregate fair value of $4,863,000. Fair value was determined based on the quoted closing trading price on the dates of settlement. The share prices on the dates of issuance ranged from $0.36 - $0.80 per share.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(4) Warrant Conversions

During the quarter ended March 31, 2007, the Company redeemed 6,375 callable warrants at a price of $0.10 per warrant for a total payment of $638 which also reduced additional paid-in capital by $638.

On March 9, 2007, we commenced an Offer to Amend and Exchange certain of our outstanding warrants. The offer provided holders of certain warrants the opportunity to amend and immediately exercise any or all of their warrants for a significantly reduced exercise price by either paying the exercise price in cash or by tendering a specified number of warrants for each share of common stock being purchased. The offer expired at 5:00 p.m., Eastern Time, on April 20, 2007. As of that time, approximately 80% of warrants subject to the offer had been tendered. Upon waiver by our Board of Directors of a specified closing condition that had not been met as of the time our offer expired, we accepted all warrants validly tendered pursuant to the terms of the offer on April 20, 2007. Through the offer, we generated approximately $738,000 in gross proceeds available for our use to fund our operations.

The following is a summary of all common stock issued during the three months ended March 31, 2007:

	QUANTITY
ACTIVITY	OF SHARES	VALUATION
Preferred Stock Conversion	200,000	$—
Settlements	6,175,000	4,863,000
Other	—	—
Totals	6,375,000	$4,863,000

(C)	Other Grants of Common Stock Options and Warrants

(1) 2004 Equity Incentive Plan

The Board of Directors of the Company adopted the 2004 Stock Incentive Plan (“2004 Plan”) effective January 1, 2004, to provide incentives to attract and retain officers, directors, and key employees. The 2004 Plan allows for the issuance of up to 5,000,000 shares of common stock and was approved by the shareholders at the annual meeting held on August 31, 2004.

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(2) 2005 Equity Incentive Plan

The Board of Directors of the Company adopted the 2005 Equity Incentive Plan (“2005 Plan”) on January 3, 2006 to provide incentives to attract and retain participating officers, directors, employees, consultants and advisors. The 2005 Plan allows for the issuance of 10,000,000 shares of common stock in the form of incentive awards, including, without limitation, stock options and restricted stock and was approved by the shareholders on February 23, 2006.

The following tables summarize all stock option grants to employees and non-employees as of March 31, 2007:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2006	9,030,000	$1.80
Granted	—	—
Exercised	—	—
Forfeited	453,125	$1.90
Balance at March 31, 2007	8,576,875	$1.80

Options exercisable at March 31, 2007	4,293,593	$1.89
Weighted average fair value of options granted during the three months ended March 31, 2007		$—

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at March 31, 2007	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at March 31, 2007	Weighted Average Exercise Price
$0.90	250,000	8.28	$0.90	250,000	$0.90
$0.97	200,000	9.41	$0.97	28,125	$0.97
$1.00	385,000	7.60	$1.00	319,375	$1.00
$1.02	265,000	9.33	$1.02		$1.02
$1.31	946,250	9.35	$1.31		$1.31
$1.36	275,000	9.16	$1.36	131,250	$1.36
$1.40	331,250	9.27	$1.40	57,813	$1.40
$1.44	75,000	10.20	$1.44	18,750	$1.44
$1.48	250,000	8.90	$1.48	137,500	$1.48
$1.50	250,000	8.72	$1.50	31,250	$1.50
$1.55	1,700,000	8.12	$1.55	1,275,000	$1.55
$1.58	25,000	8.16	$1.58	6,250	$1.58
$1.75	9,375	9.07	$1.75	2,344	$1.75
$1.86	75,000	9.07	$1.86	37,500	$1.86
$1.90	500,000	8.59	$1.90	500,000	$1.90
$1.91	280,000	9.03	$1.91	140,000	$1.91
$1.95	100,000	8.98	$1.95	100,000	$1.95
$2.10	1,200,000	8.92	$2.10	313,750	$2.10
$2.20	150,000	9.02	$2.20	150,000	$2.20
$2.25	170,000	5.79	$2.25	76,250	$2.25
$2.30	150,000	7.68	$2.30	95,000	$2.30
$2.77	25,000	8.93	$2.77	9,375	$2.77
$2.90	20,000	8.03	$2.90	5,000	$2.90
$2.91	30,000	8.05	$2.91	7,500	$2.91
$2.95	15,000	7.51	$2.95	6,562	$2.95
$3.27	150,000	8.90	$3.27	20,000	$3.27
$3.50	750,000	7.27	$3.50	575,000	$3.50
	8,576,875	8.57	$1.80	4,293,593	$1.89

At March 31, 2007, the Company had a total of 35,010,149 warrants outstanding. All of these warrants are exercisable. The life of the warrants range from zero to five years. The exercise price of these warrants range from $0.75 to $6.50. See additional disclosure above regarding warrant activity.

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

Note 5 - Office Space

In May 2005, the Company assumed a sublease for approximately 25,000 square feet of office space in Duluth, Georgia. This office space currently serves as the Company's corporate headquarters. This sublease calls for monthly rental payments of approximately $23,000 and terminates on August 31, 2007. Rent expense for the three months ended March 31, 2007 and 2006 was $69,397 and $69,499, respectively.

Note 6 - Promissory Notes

Concurrent with the OVT merger on November 26, 2002, the Company agreed to assume a $50,000 loan payable to a third party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $13,837 as of March 31, 2007. At March 31, 2007, the Company has recorded an aggregate $63,837 for loans payable and related accrued interest.

Note 7 - Commitments and Contingencies

From time-to-time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company's management evaluates the exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and determine if the loss is probable.

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against us, our former chief executive officer and director, Richard E. Bennett, Jr. and our former securities counsel, Edwards & Angell, LLP, a predecessor to Edwards Angell Palmer & Dodge LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. We and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards Angell Palmer & Dodge LLP the right to appeal a chambers judge's decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards Angell Palmer & Dodge LLP. Since the court's entry of judgment in the appeal and to our knowledge, Mr. Hamouth has taken no further steps to pursue his claims against us or Mr. Bennett. We intend to vigorously defend any further actions taken by Mr. Hamouth in this matter.

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

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of ours, announced its intention to bring legal action in the form of a mediation/arbitration against us in regard to our alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of our products. The dispute includes claims of SVEL that we had anticipatorily breached our agreement with SVEL, thus allegedly inhibiting the development of SVEL's business utilizing our technology on an exclusive basis in 25 countries throughout the European Union. We contend that we had the right to terminate the agreement because of breaches by SVEL. On or about December 13, 2006, SVEL filed its Statement of Claim with the American Arbitration Association. The Company filed its response to the Statement of Claim on or about January 22, 2007. The parties have now agreed to mediate the matter prior to proceeding with arbitration. We intend to defend against the claim vigorously, although there can be no assurances that we will be successful.

On November 29, 2005, ProNetworkTV, Inc. filed a Complaint for Equitable Relief in the Superior County Court of Gwinnett County, State of Georgia, (Civil Action Number 05-A-13684-2) against OVT, Inc. seeking the recovery of late fees in the amount of $100,615 alleged to be owed pursuant to a Promissory Note executed by OVT, Inc. in favor of ProNetworkTV, Inc. in the principal amount of $325,000. ProNetworkTV, Inc. alleges that OVT, Inc. failed to make payments when due under the Promissory Note. As a result of the alleged failure to makes such payments, ProNetworkTV, Inc. alleges that late fees accrued under the Promissory Note. On March 26, 2006, the Company filed a Motion to Dismiss with the Court. On May 8, 2006, the Company's Motion to Dismiss was granted. On September 11, 2006, ProNetworkTV, Inc. filed a Complaint against the Company and OVT, Inc. in the Superior Court of Gwinnett County, State of Georgia (Civil Action Number 06A-08430-5) seeking recovery of the same late fees referenced above, but this time in the amount of $105,262, which is alleged to be owed pursuant to the same Promissory Note referenced above. Further, the Complaint seeks a declaratory judgment that ProNetworkTV, Inc. is the owner of certain technology belonging to the Company, which is the subject of a services agreement between the parties. The Complaint also alleges that ProNetworkTV, Inc. is entitled to monetary damages arising out of the Company's alleged breach of the services agreement. On September 15, 2006, the Company reached a settlement agreement with ProNetworkTV, Inc. relating to this and certain other unrelated matters. Pursuant to the terms of the settlement agreement, both parties agreed, among other things, to provide mutual general releases of any existing alleged claims either party may have had as of the date of the settlement agreement, including, but not limited to, any claims relating to the promissory note that was the subject of this lawsuit. After reaching the September 15, 2006 agreement referenced above, ProNetworkTV, Inc. took the position that a “final” agreement had not, in fact, been reached. Currently, the parties are proceeding as they were prior to reaching the September 15, 2006 settlement agreement. A hearing on ProNetwork TV, Inc.’s Motion for Declaratory Judgment has been set for May 24, 2007. The Company intends to defend against the claims vigorously, although there can be no assurances that the Company will be successful.

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

SmartVideo Technologies, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

On or about January 18, 2006, Wilson W. Hendricks, III filed a Complaint in the County Court, Seventh Judicial Circuit, in and for St. John's County, Florida against the Company. Mr. Hendricks claimed damages in excess of $600,000 relating to lost wages and unreimbursed business expenses. In addition, he claimed the Company failed to issue 500,000 non-qualified stock options, to which he alleges he was entitled. Mr. Hendrick's main claims are that the he was wrongfully discharged from the Company and that the Company failed to grant him promised stock options. On June 22, 2006, the Court entered an Order requiring the parties mediate the case on or before October 31, 2006. The parties began the mediation process on August 29, 2006. On February 22, 2007, the Company and Mr. Hendricks agreed to the basic terms of a settlement which was memorialized in a settlement agreement dated March 7, 2007. Pursuant to the terms of the settlement agreement, the Company issued Mr. Hendricks 175,000 shares of the Company's common stock, and paid $10,000 for attorney's fees and expenses (payable in two monthly installments), in exchange for, among other things, a dismissal with prejudice of the lawsuit. Among other items, the settlement agreement also includes mutual general releases, mutual non-disparagement clauses, a confidentiality clause and a “non-cooperation” clause on behalf of Mr. Hendricks.

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

On February 28, 2007, the Company filed a Complaint in the United States District Court, North District of Georgia (Case No. 1:07-CV-0503) against Leslie L. Croland, Esq., the Company's former securities counsel, seeking the recovery of damages as a result of Mr. Croland's professional negligence and breach of fiduciary duties to the Company. More specifically, the Company seeks to recover compensatory damages for, among other things, losses sustained and attorneys' fees, costs, and expenses and liabilities incurred due to claims asserted by certain investors against the Company, as well as punitive damages, attorneys fees, costs of suit and any other relief the Court deems equitable and just. On April 27, 2007, Mr. Croland filed an Answer to the Complaint. Discovery in the case will now commence.

On April 18, 2007 MobiTV, Inc. (“MobiTV”) filed a lawsuit in the United States District Court, District of Massachusetts (Case No. 1:07-cv-10755-RGS) against Jeremy De Bonet (“De Bonet”), Skyward Mobile LLC (“Skyward”), and the Company in which MobiTV alleges that the Defendants have (a) infringed MobiTV’s United States Patent No. 7,073,178 (“the ‘178 patent”) entitled “Method and System of Performing Transactions Using Shared Resources and Different Applications”; (b) infringed MobiTV’s copyright in software programs entitled “Mobi Radio Encoder”, “Mobi Radio 1 Client” and “Far Reach”; (c) misappropriated trade secrets; and (d) unfairly competed. MobiTV makes further claims against De Bonet individually for Breach of Contract and Breach of Fiduciary Duty. MobiTV’s claims relate to, among other things, the departure of De Bonet from MobiTV in January 2006; his subsequent formation of Skyward in March 2006; and the joint development of software by Skyward and the Company known as uVuRadio™ and Mobilecasting™. The Company will file an Answer to the Complaint and intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

Except as set forth above, we believe that there are no material litigation matters at the current time. The results of such litigation matters and claims cannot be predicted with certainty, and an adverse outcome in one or more of such matters and claims could have a material adverse impact on our financial position, liquidity, or results of operations.

Note 9 - Subsequent Events

In January 2007, the Company announced its intent to seek stockholder approval to change the name of the Company to uVumobile, Inc. to better reflect the corporate brand and new products. More specifically, the Company is developing a new suite of products and platforms, which are expected to include backend media hosting, application development, mobile marketing, messaging, content aggregation, billing, advertising and other services directed towards the mobile business- to- business market. On February 14, 2007, the Company initiated this process by distributing a consent solicitation statement to its stockholders seeking consent to amend its Certificate of Incorporation to effect the name change. On May 3, 2007, the Company announced that as of April 9, 2007 it had received the consent of the holders of approximately 58% of its stock to change its corporate name to uVuMobile, Inc.  The Company intends to implement the name change as soon as practicable.

On March 9, 2007, we commenced an Offer to Amend and Exchange certain of our outstanding warrants. The offer provided holders of certain warrants the opportunity to amend and immediately exercise any or all of their warrants for a significantly reduced exercise price by either paying the exercise price in cash or by tendering a specified number of warrants for each share of common stock being purchased. The offer expired at 5:00 p.m., Eastern Time, on April 20, 2007. As of that time, approximately 80% of warrants subject to the offer had been tendered. Upon waiver by our Board of Directors of a specified closing condition that had not been met as of the time our offer expired, we accepted all warrants validly tendered pursuant to the terms of the offer on April 20, 2007. Through the offer, we generated approximately $738,000 in gross proceeds available for our use to fund our operations.

As previously reported, on April 27, 2007, the Company entered into a General Release and Settlement Agreement effective April 30, 2007 (the “Agreement”) with Richard E. Bennett, Jr., the ex-chief executive officer of the Company (“Bennett”). Pursuant to the Agreement, the parties agreed that 600,000 of the 3,510,000 shares of the Company’s common stock held in trust by RB Family Holdings, Ltd. (the “RB Trust”) for the benefit of Bennett would be cancelled and returned to the Company and the remaining 2,910,000 of such shares of the Company’s common stock (the “Remaining Shares”) would be reissued to Bennett without restrictive legend. The Agreement further provides that 291,000 of the Remaining Shares will be transferred by Bennett to Bennett’s legal counsel and such shares will be subject to certain specified sale volume restrictions until December 31, 2007. Except for 150,000 of the Remaining Shares and the 291,000 Remaining Shares transferred to Bennett’s legal counsel, the Remaining Shares will also be subject to certain specified sales volume restrictions until December 31, 2007. The Agreement provides that Bennett shall cooperate with and assist the Company in connection with certain legal proceedings involving the Company and that Bennett shall be entitled to be indemnified in the same manner as set forth in the Company’s Bylaws. The Agreement also provides for a release of the Company and other specified parties by Bennett from any and all claims of any nature whatsoever, whether known or unknown which Bennett now has, or claims to have, or which Bennett at any time may have or claim to have, against the Company and such persons occurring up to and including the effective date of the Agreement. The Agreement also provides for a release of Bennett and the RB Trust by the Company from any and all claims which the Company now has, or claims to have, or which the Company at any time may have or claim to have, against Bennett occurring up to and including the effective date of the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this report contains forward-looking statements that involve risks and uncertainties. SmartVideo's actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Forward Looking Statements.” You should also carefully review the risk factors set forth in other reports or documents that SmartVideo files from time to time with the United States Securities and Exchange Commission, particularly our Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included in this report.

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

Recent Developments

In January 2007, the Company announced its intent to seek stockholder approval to change the name of the Company to uVumobile, Inc. to better reflect the corporate brand and new products. More specifically, the Company is developing a new suite of products and platforms, which are expected to include backend media hosting, application development, mobile marketing, messaging, content aggregation, billing, advertising and other services directed towards the mobile business- to- business market. On February 14, 2007, the Company initiated this process by distributing a consent solicitation statement to its stockholders seeking consent to amend its Certificate of Incorporation to effect the name change. On May 3, 2007, the Company announced that as of April 9, 2007 it had received the consent of the holders of approximately 58% of its stock to change its corporate name to uVuMobile, Inc.  The Company intends to implement the name change as soon as practicable.

On March 9, 2007, we commenced an Offer to Amend and Exchange certain of our outstanding warrants. The offer provided holders of certain warrants the opportunity to amend and immediately exercise any or all of their warrants for a significantly reduced exercise price by either paying the exercise price in cash or by tendering a specified number of warrants for each share of common stock being purchased. The offer expired at 5:00 p.m., Eastern Time, on April 20, 2007. As of that time, approximately 80% of warrants subject to the offer had been tendered. Upon waiver by our Board of Directors of a specified closing condition that had not been met as of the time our offer expired, we accepted all warrants validly tendered pursuant to the terms of the offer on April 20, 2007. Through the offer, we generated approximately $738,000 in gross proceeds available for our use to fund our operations.

As previously reported, on April 27, 2007, the Company entered into a General Release and Settlement Agreement effective April 30, 2007 (the “Agreement”) with Richard E. Bennett, Jr., the ex-chief executive officer of the Company (“Bennett”). Pursuant to the Agreement, the parties agreed that 600,000 of the 3,510,000 shares of the Company’s common stock held in trust by RB Family Holdings, Ltd. (the “RB Trust”) for the benefit of Bennett would be cancelled and returned to the Company and the remaining 2,910,000 of such shares of the Company’s common stock (the “Remaining Shares”) would be reissued to Bennett without restrictive legend. The Agreement further provides that 291,000 of the Remaining Shares will be transferred by Bennett to Bennett’s legal counsel and such shares will be subject to certain specified sale volume restrictions until December 31, 2007. Except for 150,000 of the Remaining Shares and the 291,000 Remaining Shares transferred to Bennett’s legal counsel, the Remaining Shares will also be subject to certain specified sales volume restrictions until December 31, 2007. The Agreement provides that Bennett shall cooperate with and assist the Company in connection with certain legal proceedings involving the Company and that Bennett shall be entitled to be indemnified in the same manner as set forth in the Company’s Bylaws. The Agreement also provides for a release of the Company and other specified parties by Bennett from any and all claims of any nature whatsoever, whether known or unknown which Bennett now has, or claims to have, or which Bennett at any time may have or claim to have, against the Company and such persons occurring up to and including the effective date of the Agreement. The Agreement also provides for a release of Bennett and the RB Trust by the Company from any and all claims which the Company now has, or claims to have, or which the Company at any time may have or claim to have, against Bennett occurring up to and including the effective date of the Agreement.

Critical Accounting Policies and Estimates

The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company's forecasts as to how results and trends might change in the future. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and our Audit Committee has reviewed our disclosure relating to our critical accounting policies in this “Management's Discussion and Analysis.”

The Company's most critical accounting policies and estimates that may materially impact the Company's results of operations include:

Revenue Recognition

The accounting related to revenue recognition in the digital media and multimedia broadcast industry is complex and affected by interpretations of the rules and an understanding of various industry practices, both of which are dynamic in nature and subject to change. As a result, revenue recognition accounting rules require us to make significant judgments.

We typically provide services to our business-to-business customers under volume-based usage arrangements of our digital media and multimedia broadcast products and services. Under certain arrangements, our customers are subject to a base monthly fee or minimum monthly usage requirements in order to maintain their preferential negotiated rates. Revenue is recognized as earned upon the delivery of service to our subscription-based customers. This typically occurs when a digital media or multimedia broadcast is viewed. Many of our subscription-based customers access our programming through the purchase of a monthly, semi-annual, or daily subscription for our mobile entertainment services. Revenue from mobile advertising is recognized when the related services are performed. See Note 2(K) to the consolidated financial statements included elsewhere in this report.

Valuation and Recoverability of Long-Lived Assets

See Note 2(O) to the consolidated financial statements included elsewhere in this report for a description of the valuation and recoverability of long-lived assets.

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

Results of Operations

Three Months Ended March 31, 2007 compared to 2006

Revenues

Revenues for the three month period ended March 31, 2007 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers and revenues attributable to custom applications. Our revenues increased by approximately $222,000 for the three months ended March 31, 2007 as compared to the same period in 2006. This increase is primarily attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct-to-the-consumer and the revenues generated from custom applications.

Broadcast rights

Broadcast rights expense for the three months ended March 31, 2007 were $100,000 as compared to $528,000 for the same period in 2006. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

Compensation and benefits

Our compensation and benefits expenses increased by approximately $172,000 for the three months ended March 31, 2007 as compared to the same period in 2006. As our industry and company continues to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and relying less on the use of consultants for discrete projects.

Consulting and professional fees

Our consulting and professional fees decreased by approximately $151,000 for the three months ended March 31, 2007 as compared to the same period in 2006. This decrease is primarily attributable to fees associated with the consulting agreement with Growth Consultants LLC that was reflected in the three months ended March 31, 2006 which were not incurred in the three months ended March 31, 2007.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $8,000 for the three months ended March 31, 2007 as compared to 2006 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Stock-based Compensation

For the three months ended March 31, 2007, we recorded approximately $1,645,000, as compared to $777,000 for the three months ended March 31, 2006, in non-cash, stock-based compensation expense. The increase in stock-based compensation expense was primarily attributable to an increase in the number of stock options issued. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

Depreciation

Depreciation expense for the three months ended March 31, 2007 increased by approximately $176,000 when compared to the same period in 2006. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Expense

Interest expense for the three months ended March 31, 2007 and 2006 was approximately $4,900 and $800, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities and space at trade shows, and other general and administrative expenses. Our selling, general and administrative costs decreased approximately $231,000 for the three months ended March 31, 2007 when compared to the same period in 2006. This decrease is attributable to the conversion of temporary workers to full time employment and a decrease in travel related expenses.

Liquidity and Capital Resources and Going Concern (to be reviewed after completion of cash flow statement)

We have incurred recurring losses and negative cash flows since inception. As of and for the three months ended March 31, 2007, we had an accumulated deficit of $68,244,199, a consolidated net loss of $3,801,567 and consolidated net cash flows used in operations of $2,181,243. As a result, our operations are not an adequate source of cash to fund future operations and these matters raise substantial doubt about our ability to continue as a going concern. To fund our cash requirements, we have relied on private placements of equity and loans from stockholders and other related entities. Although we closed on a $9.0 million equity financing on July 17, 2006, our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

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

On March 9, 2007, we commenced an Offer to Amend and Exchange certain of our outstanding warrants. The offer provides holders of certain warrants the opportunity to amend and exercise any or all of their warrants for a significantly reduced exercise price by either paying the exercise price in cash or by tendering a specified number of warrants for each share of common stock being purchased. If all of the warrant holders to whom our offer was extended elect to exercise their warrants at the reduced cash exercise price set forth in the offer, we will generate approximately $9 million in gross proceeds available for our use to fund our operations. The offer expired at 5:00 p.m., Eastern Time, on April 20, 2007. As of that time, approximately 80% of warrants subject to the offer had been tendered. Upon waiver by our Board of Directors of a specified closing condition that had not been met as of the time our offer expired, we accepted all warrants validly tendered pursuant to the terms of the offer on April 20, 2007. Through the offer, we generated approximately $738,000 in gross proceeds available for our use to fund our operations.

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

There were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions taken with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 - Commitments and Contingencies to the Financial Statements included elsewhere in this report which discuss material pending legal proceedings to which the Company is a party and which are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As is described in Note 7 - Commitments and Contingencies to the Financial Statements, we issued 175,000 shares of common stock to Wilson W. Hendricks, III in connection with a settlement agreement dated March 7, 2007. We did not receive any cash proceeds from the issue of shares of our common stock to Mr. Hendricks.

As previously reported, the Company was named as a defendant in four lawsuits brought by a total of eighteen investors in the United States District Court, Northern District of Georgia (Case No. 1:06- CV-0850-MHS filed on or about April 10, 2006, and Case Nos. 1:06-CV-2388, 1:06-CV-2390, and 1:06-CV-2391 filed on or about October 6, 2006). On January 11, 2007 the Company entered into a Settlement Agreement with these investors and certain other interested parties (the “Claimants”). Pursuant to the terms of the Settlement Agreement, the Company issued 6,000,000 shares of the Company's common stock to the Claimants in exchange for the Claimants agreeing to release the Company and its owners, predecessors, successors, directors, officers, stockholders, employees, representatives, attorneys, subsidiaries and affiliates from all suits, claims, charges, liabilities and causes of action of any nature whatsoever which the Claimants had, have or may in the future have, arising out of any acts or events occurring up to and including the effective date of the Settlement Agreement.

In each of these unregistered issuances of equity securities, the Company relied on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Submission of Matters to a Vote of Security Holders

In January 2007, the Company announced its intent to seek stockholder approval to change the name of the Company to uVumobile, Inc. to better reflect the corporate brand and new products. More specifically, the Company is developing a new suite of products and platforms, which are expected to include backend media hosting, application development, mobile marketing, messaging, content aggregation, billing, advertising and other services directed towards the mobile business- to- business market. On February 14, 2007, the Company initiated this process by distributing a consent solicitation statement to its stockholders seeking consent to amend its Certificate of Incorporation to effect the name change. On May 3, 2007, the Company announced that that as of April 9, 2007 it had received the consent of the holders of approximately 58% of its stock to change its corporate name to uVuMobile, Inc.  The Company intends to implement the name change as soon as practicable.

Item 6. Exhibits

Exhibits
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

SMARTVIDEO TECHNOLOGIES, INC

By:	/s/ William J. Loughman	Date:	May 11, 2007
William J. Loughman
Chief Financial Officer (Chief Financial Officer and Principal Accounting Officer)