Form 10-Q
period 2007-06-30
uVuMobile, Inc
filed 2007-08-10
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26809

UVUMOBILE, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1962104
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3505 Koger Boulevard, Suite 400, Duluth, Georgia	30096
(Address of principal executive offices)	(Zip Code)

(770) 279-3100
Issuer's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12(b)-2 of the Exchange Act.

Large Accelerated Filer ☐Accelerated Filer ☐  Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐ No ☒

The total number of shares of the issuer's common stock, $.001 par value, outstanding on August 2, 2007 was 64,195,300.

UVUMOBILE, INC.

Index to Form 10-Q

Forward-Looking Statements
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Historical Financial Statements
Condensed Consolidated Balance Sheet (Unaudited)	1
Condensed Consolidated Statements of Operations (Unaudited	2
Condensed Consolidated Statements of Cash Flows (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4-18
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits	27
Signatures	28

-i-

Unless the context otherwise requires, all references to “uVuMobileTM,”“SmartVideoTM,” the “Company,” “we,” “us” or “our” refers to uVuMobile, Inc. and its subsidiary. References in this report to annual financial data for uVuMobile refer to fiscal years ended December 31.

General information about uVuMobile can be found at www.uvumobile.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 available free of charge on our website, as soon as reasonably practicable after they are electronically filed with the SEC. The information on our websites is not incorporated into this report.

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

-ii-

PART I - FINANCIAL INFORMATION

uVuMobile, Inc.
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current Assets
Cash	$333,641	$3,696,581
Certificate of deposit	205,825	201,447
Accounts receivable - net of allowance for doubtful accounts of $0 and $0	383,452	162,795
Broadcast rights - net of accumulated amortization of $0 and $2,273,192	-	301,281
Prepaid expenses	72,868	125,189
Total Current Assets	995,786	4,487,293

Property and Equipment, net of accumulated depreciation of $1,363,150	1,371,505	1,541,390
and $936,614
Other Assets
Broadcast rights, net of current portion	-	310,384
Intangible assets - net of accumulated amortization of $69,732 and $14,725	244,060	250,317
Other	102,261	102,261
Total Other Assets	346,321	662,962

Total Assets	$2,713,612	$6,691,645
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,817,020	$2,048,129
Contracts payable - broadcast rights	948,954	2,454,725
Capital lease obligations - current	33,491	33,255
Deferred current liabilities	13,894	20,248
Accrued settlement expenses	1,287,500	5,022,000
Loan payable and related accrued interest	64,632	63,042
Total Current Liabilities	5,165,491	9,641,399

Long-term Liabilities
Contracts payable - broadcast rights - net of current portion	360,047	979,851
Capital lease obligations - net of current portion	144,635	161,089
Total Long-Term Liabilities	504,682	1,140,940

Total Liabilities	5,670,173	10,782,339

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized, 11,666,666 shares issued and 2,433,333 outstanding as of June 30, 2007,
11,666,666 shares issued and 2,633,333 outstanding as of December 31, 2006	2,434	2,634

Common stock, $.001 par value, 150,000,000 shares authorized, 61,195,300 shares issued and outstanding as of June 30, 2007, 47,292,284 shares issued and outstanding
as of December 31, 2006	61,195	47,288

Additional paid-in capital	68,356,925	61,179,644
Less: Deferred consulting fees	(9,811)	(877,628)
Accumulated deficit	(71,367,304)	(64,442,632)
Total Stockholders' Deficit	(2,956,561)	(4,090,694)

Total Liabilities and Stockholders' Deficit	2,713,612	6,691,645

See accompanying notes to consolidated financial statements

uVuMobile, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Revenue	$278,169	$166,432	$612,901	$279,398
Total Revenues	278,169	166,432	612,901	279,398

Cost of Goods Sold
Cost of goods sold	120,723	-	258,723	-
Total Cost of Goods Sold	120,723	-	258,723	-

Gross Profit	157,446	166,432	354,178	279,398

Operating Expenses
Broadcast rights	55,034	630,311	154,842	1,158,025
Impairment of broadcast rights	(732,365)	-	(732,365)	-
Compensation and benefits	654,079	810,649	1,316,705	1,301,738
Consulting and professional fees	290,310	1,534,477	928,746	2,267,616
Data center	243,373	285,590	470,941	505,211
Depreciation	248,441	194,264	481,542	275,446
Settlement expense	1,287,500	648,000	1,288,500	648,000
Stock-based compensation	707,445	1,398,233	2,352,706	2,174,793
Selling, general and administrative	531,500	906,864	1,039,930	1,646,424
Total Operating Expenses	3,285,317	6,408,388	7,301,547	9,977,253

Loss from Operations	(3,127,871)	(6,241,956)	(6,947,369)	(9,697,855)

Other Income (Expense)
Interest income	9,501	32,034	32,317	77,601
Interest expense	(4,735)	(775)	(9,622)	(1,535)
Total Other Income (Expense), Net	4,766	31,259	22,695	76,066

Net Loss	$(3,123,105)	$(6,210,697)	$(6,924,674)	$(9,621,789)

Net Loss per Share - Basic and Diluted	$(0.05)	$(0.16)	$(0.12)	$(0.28)

Weighted Average Common Shares
Outstanding during the Period	58,749,201	38,747,962	55,750,474	34,249,364

See accompanying notes to unaudited consolidated financial statements

uVuMobile, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(6,924,674)	$(9,621,789)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization of stock options pursuant to SFAS No. 123R		1,213,902
Amortization of stock based compensation	867,817	1,424,250
Amortization of broadcast rights	154,842	1,216,167
Impairment of Broadcast rights	456,823
Bed debt		45,895
Depreciation	481,543	275,446
Issuance of common stock for legal settlement	1,128,500	648,000
Non-cash, stock-based compensation	1,592,655	1,232,454
Valuation adjustment related to non-cash compensation due to advisor		-
Additional consideration related to rights of convertible promissory notes		-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(220,657)	(45,225)
Prepaid expenses	52,320	(166,847)
Restricted cash	(75)	(5,858,497)
Intangible assets	(48,750)
Marketable securities	(4,378)	4,881
Increase (Decrease) in:
Accounts payable and accrued expenses	784,094	(163,236)
Accrued interest payable	1,590	(7,008)
Deferred revenues	(6,354)
Escrow payable / Deposit liability		5,849,985
Contracts rights payable	(2,125,575)	-
Repayments on acquired broadcast rights		(1,216,000)
Net Cash Used in Operating Activities	(3,810,279)	(5,167,622)

Cash Flows from Investing Activities
Purchase of equipment	(256,652)	(872,080)
Net Cash Used in Investing Activities	(256,652)	(872,080)

Cash Flows from Financing Activities
Redemption of warrants	(2,888)	(45,667)
Issuance of common stock for cash	738,221	-
Proceeds from warrant exercises		943,975
Capital lease obligations	(16,218)
Net Cash Provided by Financing Activities	719,115	898,308

Net Decrease in cash and cash equivalents	(3,347,816)	(5,141,394)

Cash - Beginning of year	3,681,457	5,792,566

Cash - End of Period	$333,641	$651,172

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes		$-
Interest		$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of broadcast rights	$-	$-
Issuance of common stock to acquire software	$-	$-
Issuance of common stock for settlement of litigation	$-	$-
Issuance of convertible preferred stock to settle accrued litigation	$-	$-
Issuance of common stock pursuant to anti-dilution agreement	$-	$-
Conversion of convertible preferred stock to common stock	$-	$-
Forfeiture of stock based compensation	$-	$-

See accompanying notes to unaudited consolidated financial statements

uVuMobile, Inc.
Notes to condensed consolidated financial statements
(Unaudited)

Note 1 - Organization

uVuMobile, Inc. (“uVuMobile™” or “the Company”), formerly known as smarTVideo Technologies, Inc., was incorporated in Florida on August 17, 1984, and on December 19, 2000, changed its corporate domicile to Delaware. Its wholly-owned subsidiary, OVT, Inc., (“OVT”) was incorporated in the state of Georgia on August 31, 2000. uVuMobile is a media distribution services company in the business of obtaining the rights to video and television content for the mobile handset market and delivering the video content for a fee or a portion of the associated advertising revenue. The Company specializes in the distribution of high-quality video and programming through devices connected to the public Internet and is currently focused on distribution to mobile display devices, cell phones and PDAs connected to the public Internet via wireless data networks and Wi-Fi.

In January 2007, the Company announced its intent to seek stockholder approval to change the name of the Company to uVuMobile, Inc. to better reflect the corporate brand and new products. More specifically, the Company is developing a new suite of products and platforms, which are expected to include backend media hosting, application development, mobile marketing, messaging, content aggregation, billing, advertising and other services directed towards the mobile business-to-business market. On February 14, 2007, the Company initiated this process by distributing a consent solicitation statement to its stockholders seeking consent to amend its Certificate of Incorporation to effect the name change. On May 3, 2007, the Company announced that as of April 9, 2007 it had received the consent of the holders of approximately 58% of its stock to change its corporate name to uVuMobile, Inc.  On June 1, 2007 the Company changed its name to uVuMobile, Inc.

On June 21, 2007 the Company announced it has shifted its business model to allow uVuMobile to focus engineering and new business efforts on its generating business to business mobile platform. In connection with this shift in business model the Company has started transition out of its branded direct to consumer mobile television subscription business.

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties

(A) Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $6,924,674 and net cash used in operations of $3,810,279, respectively for the six month period ended June 30, 2007. The Company also has an accumulated deficit of $71,367,304 at June 30, 2007.

Based on information currently available regarding our proposed plans and assumptions relating to operations we anticipate that the net proceeds from the closing of our last financing in 2006, together with revenues generated from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond the third quarter of 2007. There can be no assurance that the Company will be able to secure additional financing on acceptable terms at or prior to the depletion of existing funds, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. The Company has no firm commitment for any additional capital.

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2007, the balance exceeded the federally insured limit by $233,641. Additionally, at June 30, 2007, the Company had $15,000 maintained under a compensating balance agreement. The $15,000 is retained due to potential credit card charge backs that are unforeseen.

(E) Equipment

Equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense for the three and six month periods are detailed as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Depreciation	$248,441	$194,264	$481,542	$275,446

Equipment consists of the following:
	June 30,	December 31,
	2007	2006
Computer Equipment	$2,655,155	$2,398,504
Proprietary software
development	79,500	79,500
	2,734,655	2,478,004
Less accumulated depreciation	(1,363,150)	(936,614)
Property and equipment, net	1,371,505	1,541,390

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(I) Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share” (“EPS”), basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at June 30, 2007 and 2006, respectively. Accordingly, the basic and diluted EPS are the same.

The following table is a summary of common stock equivalents outstanding at June 30, 2007 and 2006, respectively.

	For the Six Months Ended
	June 30,
	2007	2006
Common Stock Options	9,260,000	7,260,000
Common Stock Warrants	7,748,837	20,460,486
Total Common Stock Options and Warrants	17,008,837	27,720,486

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

SmartVideo Technologies, Inc. and Subsidiary
Notes to condensed consolidated financial statements
(Unaudited)

(N) Product Concentration

The Company derives a substantial portion of its revenues from four types of products: business-to-business, direct-to-consumer mobile video service, hosting services, and custom applications.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006

Business-to-business	$7,375	3%	$25,180	15%	$9,668	2%	$48,971	18%
Direct-to-consumer	69,638	25%	141,252	85%	198,577	32%	230,427	82%
Hosting services	37,500	13%	-	0%	37,500	6%	-	0%
Custom applications	163,656	59%	-	0%	367,156	60%	-	0%
Total Revenue	$278,169	100%	$166,432	100%	$612,901	100%	$279,398	100%

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

During November 2006, we entered into an agreement with Diggit Entertainment Group (“Diggit”) for the distribution arrangements to provide for the management of the mobile platform, assets and carrier relationships for both Vibe and Spin magazines for an aggregate price of $301,750, plus transactions costs.

As of June 30, 2007 and December 31, 2006, our identifiable intangible assets subject to amortization consisted of the following:

	As of
	June 30, 2007		December 31, 2006
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Contract based	313,792	69,732	$265,042	$14,725

Total	$313,792	$69,732	$265,042	$14,725

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life of 3 years was $14,725 for the year ended December 31, 2006. The aggregate amortization expense is estimated to be approximately $104,597 for 2007, $104,597 for 2008, and $87,164 for 2009.

(Q) Capital Lease Obligations

Capital lease obligations consist of the following:

	As of
	June 30,	December 31,
	2007	2006
Equipment financed under capital lease obligations	$178,126	$194,344

Total	$178,126	$194,344

Less current portion	(33,491)	(33,255)

Capital lease obligations, net of current portion	$144,635	$161,089

In December 2006, we financed the purchase of equipment for our data center from Banc of America Capital Lease. We are required to make monthly payments to Banc of America Capital Lease for this equipment beginning in December 2006.

	Payment due by period
	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Capital lease obligations	$194,344	$33,255	$75,589	$85,500

Total	$194,344	$33,255	$75,589	$85,500	$-

uVuMobile, Inc.
Notes to condensed consolidated financial statements
(Unaudited)

Note 3 - Broadcast Rights

(A)	Asset

For the six months ended June 30, 2007, amortization expense of broadcast rights accounted for $113,589 of the total broadcast rights expense of $154,842. Included in the total expense of $154,842 is approximately $0 in credits that were reflected in the six months ended June 30, 2007. For the quarter ended June 30, 2007, amortization expense of broadcast rights accounted for $36,350 of the total broadcast rights expense of $55,034.

For the six months ended June 30, 2007 the Broadcast Rights Assets - net of accumulated amortization was $0. Broadcast Rights Assets - net of current portion was $0. At December 31, 2006 the Broadcast Rights Assets - net of accumulated amortization were $301,281. Broadcast Rights Assets - net of current portion was $310,384.

(B)	Liability

At June 30, 2007 and 2006, the Company paid $120,810 and $1,216,000, respectively to content providers pursuant to the terms of the related contracts.

Contracts payable - short term at June 30, 2007 were $948,954. Contracts payable - long-term at June 30, 2007 were $360,047. Contracts payable - short term at December 31, 2006 were $2,454,725. Contracts payable - long-term at December 31, 2006 were $979,851.

Note 4 - Shareholders' Equity

(A)	Preferred Stock

(1) Capital Structure

As of June 30, 2007 the authorized Preferred Stock of the Company consists of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 2,433,333 shares are outstanding and are designated as convertible.

(B)	Common Stock Issuances

(1) Capital Structure

As of June 30, 2007, the authorized common stock of the Company consists of 150,000,000 shares of $.001 par value.

(2) Preferred Stock Conversions

During the six months ended June 30, 2007, the Company converted 200,000 shares of Series A-1 Convertible Preferred Stock to shares of common stock on a one-to-one basis.

(3) Settlements

During the six months ended June 30, 2007, the Company settled two outstanding legal matters with unrelated third parties by issuing an aggregate of 6,175,000 shares of common stock having an aggregate fair value of $4,863,000. Fair value was determined based on the quoted closing trading price on the dates of settlement. The share prices on the dates of issuance ranged from $0.36 - $0.80 per share.

uVuMobile, Inc.
Notes to condensed consolidated financial statements
(Unaudited)

(4) Warrant Conversions

During the six months ended June 30, 2007, the Company redeemed 28,875 callable warrants at a price of $0.10 per warrant for a total payment of $2,888 which also reduced additional paid-in capital by $2,888.

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

The following is a summary of all common stock issued during the six months ended June 30, 2007:

ACTIVITY	QUANTITY OF SHARES	VALUATION
Preferred Stock Conversions	200,000	$-
Settlements	6,175,000	4,863,000
Warrant Tender Offer	8,128,016	738,221
Totals	14,503,016	$5,601,221

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

uVuMobile, Inc.
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

The following tables summarize all stock option grants to employees and non-employees as of June 30, 2007:

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2006	9,030,000	$1.80
Granted	805,000	0.30
Exercised	-	-
Forfeited	575,000	1.86
Balance at June 30, 2007	9,260,000	$1.83

Options exercisable at June 30, 2007	5,670,937	$1.80
Weighted average fair value of options
granted during the six months ended June 30, 2007		$0.30

uVuMobile, Inc.
Notes to condensed consolidated financial statements
(Unaudited)

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2007	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at June 30, 2007 Options Exercisable	Weighted Average Exercise Price
$ 0.30	755,000	9.44	$0.30	-	$0.30
$ 0.35	50,000	9.40	$0.35	-	$0.35
$ 0.90	250,000	8.03	$0.90	250,000	$0.90
$ 0.97	200,000	9.16	$0.97	84,375	$0.97
$ 1.00	385,000	7.36	$1.00	338,125	$1.00
$ 1.02	265,000	9.09	$1.02	132,500	$1.02
$ 1.31	940,000	9.11	$1.31	413,750	$1.31
$ 1.36	275,000	8.91	$1.36	262,500	$1.36
$ 1.40	300,000	9.02	$1.40	125,000	$1.40
$ 1.44	75,000	9.95	$1.44	37,500	$1.44
$ 1.48	250,000	8.65	$1.48	175,000	$1.48
$ 1.50	250,000	8.47	$1.50	93,750	$1.50
$ 1.55	1,700,000	7.87	$1.55	1,275,000	$1.55
$ 1.58	25,000	7.91	$1.58	6,250	$1.58
$ 1.90	500,000	8.35	$1.90	500,000	$1.90
$ 1.91	280,000	8.78	$1.91	280,000	$1.91
$ 1.95	100,000	8.73	$1.95	100,000	$1.95
$ 2.10	1,200,000	8.67	$2.10	646,250	$2.10
$ 2.20	150,000	8.77	$2.20	150,000	$2.20
$ 2.25	170,000	5.54	$2.25	76,250	$2.25
$ 2.30	150,000	7.43	$2.30	95,000	$2.30
$ 2.77	25,000	8.68	$2.77	15,625	$2.77
$ 2.90	20,000	7.78	$2.90	5,000	$2.90
$ 2.91	30,000	7.80	$2.91	7,500	$2.91
$ 2.95	15,000	7.26	$2.95	6,562	$2.95
$ 3.27	150,000	8.65	$3.27	20,000	$3.27
$ 3.50	750,000	7.02	$3.50	575,000	$3.50

	9,260,000	9.02	$1.83	5,670,937	$1.80

At June 30, 2007, the Company had a total of 7,748,837 warrants outstanding. All of these warrants are exercisable. The life of the warrants range from zero to five years. The exercise price of these warrants range from $0.75 to $6.50. See additional disclosure above regarding warrant activity.

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

uVuMobile, Inc.
Notes to condensed consolidated financial statements
(Unaudited)

Note 5 - Office Space

In May 2005, the Company assumed a sublease for approximately 25,000 square feet of office space in Duluth, Georgia. This office space currently serves as the Company's corporate headquarters. This sublease calls for monthly rental payments of approximately $23,000 and terminates on August 31, 2007. Rent expense for the quarter ended June 30, 2007 and 2006 was $66,263 and $69,499, respectively. For the six months ended June 30, 2007 and 2006, rent expense was $135,763 and $138,999, respectively.

Note 6 - Promissory Notes

Concurrent with the OVT merger on November 26, 2002, the Company agreed to assume a $50,000 loan payable to a third party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $14,632 as of June 30, 2007. At June 30, 2007, the Company has recorded an aggregate $64,632 for loans payable and related accrued interest.

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

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against us, our former chief executive officer and director, Richard E. Bennett, Jr. and our former securities counsel, Edwards & Angell, LLP, a predecessor to Edwards Angell Palmer & Dodge LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. We and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards Angell Palmer & Dodge LLP the right to appeal a chambers judge's decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards Angell Palmer & Dodge LLP. Since the court's entry of judgment in the appeal and to our knowledge, Mr. Hamouth has taken no further steps to pursue his claims against us or Mr. Bennett. On July 16, 2007 (the “Effective Date”), the Company entered into a General Release and Settlement Agreement (the “Agreement”) with the Hamouth Family Trust and Rene Hamouth (the “Claimant Parties”) related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by the Hamouth Family Trust and a judgment against Rene Hamouth in favor of the Company in the amount of $172,325.32. Pursuant to the Agreement, the parties agreed, among other things, that the Company will issue 3,000,000 shares of the Company’s common stock, par value $0.001 (the “Settlement Shares”) to the Hamouth Family Trust within six business days following a determination by the Chancery Court that the issuance of such common stock is fair, reasonable, and adequate to the Hamouth Family Trust (the “Judicial Determination”). The 3,000,000 shares of the Company’s common stock will be issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Section 3(a)(10) of the Act. In the event the Chancery Court declines to make the Judicial Determination, the Hamouth Family Trust has certain specified registration rights relating to the Settlement Shares. The Agreement also requires (i) the Company to pay $50,000 to the Hamouth Family Trust on the Effective Date, (ii) the Company to pay $50,000 to the Hamouth Family Trust on the 30th day following the Effective Date, (iii) the Company to pay $300,000 to the Hamouth Family Trust within 30 days after the closing of an equity financing transaction, provided that the Company completes such transaction within 120 days of the Effective Date. In addition, the agreement requires the Company to (a) cause 800,000 shares of the Company’s common stock currently owned by the Hamouth Family Trust to be re-issued without restrictive legends within six business days of receipt of the certificates representing such shares of common stock and (b) release a judgment in the amount of $172,325.32 it holds against Rene Hamouth. In exchange for the payments and actions described above, the Agreement provides for a release of the Company and each of the owners, stockholders, predecessors, successors, directors, officers, employees, representatives, attorneys, subsidiaries, and affiliates of the Company from all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Claimant Parties. The Agreement further provides for a release of the Claimant Parties and each of the trustees, representatives, attorneys and affiliates of the Claimant Parties, and all persons acting by, through, under or in concert with them from any and all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Company. The Agreement also provides that neither the Company nor the Claimant Parties will file or pursue certain specified claims, grievances, complaints, lawsuits, or arbitrations. On July 18, 2007, the Chancery Court entered an Order making the above-referenced Judicial Determination. At June 30, 2007, based on the settlement date of July 16, 2007, the Company accrued a settlement liability and related expense of $955,000 based on the quoted trading price of $0.185 per share for the 3,000,000 underlying common shares in addition to the $400,000 in cash payments.

On or about April 22, 2004, we filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to his purchases and sales of our common stock since approximately January 1, 2003. We are seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which we may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, we received notice that Mr. Hamouth's attorney in this matter has withdrawn from the case. On April 15, 2005, we filed a motion for summary judgment on this matter. The motion was unopposed. On October 5, 2005, the Court granted our motion and executed a judgment for us in the amount of $172,342. On July 16, 2007 (the “Effective Date”), the Company entered into a General Release and Settlement Agreement (the “Agreement”) with the Hamouth Family Trust and Rene Hamouth (the “Claimant Parties”) related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by the Hamouth Family Trust and a judgment against Rene Hamouth in favor of the Company in the amount of $172,325.32. Pursuant to the Agreement, the parties agreed, among other things, that the Company will issue 3,000,000 shares of the Company’s common stock, par value $0.001 (the “Settlement Shares”) to the Hamouth Family Trust within six business days following a determination by the Chancery Court that the issuance of such common stock is fair, reasonable, and adequate to the Hamouth Family Trust (the “Judicial Determination”). The 3,000,000 shares of the Company’s common stock will be issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Section 3(a)(10) of the Act. In the event the Chancery Court declines to make the Judicial Determination, the Hamouth Family Trust has certain specified registration rights relating to the Settlement Shares. The Agreement also requires (i) the Company to pay $50,000 to the Hamouth Family Trust on the Effective Date, (ii) the Company to pay $50,000 to the Hamouth Family Trust on the 30th day following the Effective Date, (iii) the Company to pay $300,000 to the Hamouth Family Trust within 30 days after the closing of an equity financing transaction, provided that the Company completes such transaction within 120 days of the Effective Date. In addition, the agreement requires the Company to (a) cause 800,000 shares of the Company’s common stock currently owned by the Hamouth Family Trust to be re-issued without restrictive legends within six business days of receipt of the certificates representing such shares of common stock and (b) release a judgment in the amount of $172,325.32 it holds against Rene Hamouth. In exchange for the payments and actions described above, the Agreement provides for a release of the Company and each of the owners, stockholders, predecessors, successors, directors, officers, employees, representatives, attorneys, subsidiaries, and affiliates of the Company from all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Claimant Parties. The Agreement further provides for a release of the Claimant Parties and each of the trustees, representatives, attorneys and affiliates of the Claimant Parties, and all persons acting by, through, under or in concert with them from any and all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Company. The Agreement also provides that neither the Company nor the Claimant Parties will file or pursue certain specified claims, grievances, complaints, lawsuits, or arbitrations. On July 18, 2007, the Chancery Court entered an Order making the above-referenced Judicial Determination. At June 30, 2007, based on the settlement date of July 16, 2007, the Company accrued a settlement liability and related expense of $955,000 based on the quoted trading price of $0.185 per share for the 3,000,000 underlying common shares in addition to the $400,000 in cash payments.

uVuMobile, Inc.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of ours, announced its intention to bring legal action in the form of a mediation/arbitration against us in regard to our alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of our products. The dispute includes claims of SVEL that we had anticipatorily breached our agreement with SVEL, thus allegedly inhibiting the development of SVEL's business utilizing our technology on an exclusive basis in 25 countries throughout the European Union. We contend that we had the right to terminate the agreement because of breaches by SVEL. On or about December 13, 2006, SVEL filed its Statement of Claim with the American Arbitration Association. The Company filed its response to the Statement of Claim on or about January 22, 2007. The parties have now agreed to mediate the matter prior to proceeding with arbitration. The mediation is currently set for October 23, 2007. We intend to defend against the claim vigorously, although there can be no assurances that we will be successful.

On November 29, 2005, ProNetworkTV, Inc. filed a Complaint for Equitable Relief in the Superior County Court of Gwinnett County, State of Georgia, (Civil Action Number 05-A-13684-2) against OVT, Inc. seeking the recovery of late fees in the amount of $100,615 alleged to be owed pursuant to a Promissory Note executed by OVT, Inc. in favor of ProNetworkTV, Inc. in the principal amount of $325,000. ProNetworkTV, Inc. alleges that OVT, Inc. failed to make payments when due under the Promissory Note. As a result of the alleged failure to makes such payments, ProNetworkTV, Inc. alleges that late fees accrued under the Promissory Note. On March 26, 2006, the Company filed a Motion to Dismiss with the Court. On May 8, 2006, the Company's Motion to Dismiss was granted. On September 11, 2006, ProNetworkTV, Inc. filed a Complaint against the Company and OVT, Inc. in the Superior Court of Gwinnett County, State of Georgia (Civil Action Number 06A-08430-5) seeking recovery of the same late fees referenced above, but this time in the amount of $105,262, which is alleged to be owed pursuant to the same Promissory Note referenced above. Further, the Complaint seeks a declaratory judgment that ProNetworkTV, Inc. is the owner of certain technology belonging to the Company, which is the subject of a services agreement between the parties. The Complaint also alleges that ProNetworkTV, Inc. is entitled to monetary damages arising out of the Company's alleged breach of the services agreement. On September 15, 2006, the Company reached a settlement agreement with ProNetworkTV, Inc. relating to this and certain other unrelated matters. Pursuant to the terms of the settlement agreement, both parties agreed, among other things, to provide mutual general releases of any existing alleged claims either party may have had as of the date of the settlement agreement, including, but not limited to, any claims relating to the promissory note that was the subject of this lawsuit. After reaching the September 15, 2006 agreement referenced above, ProNetworkTV, Inc. took the position that a “final” agreement had not, in fact, been reached. Currently, the parties are proceeding as they were prior to reaching the September 15, 2006 settlement agreement. A hearing on ProNetwork TV, Inc.'s Motion for Declaratory Judgment was set for May 24, 2007. Prior to May 24, 2007, ProNetworkTV, Inc. withdrew its request for a hearing on its Motion for Declaratory Judgment and did not ask for a hearing re-set date. Should ProNetworkTV, Inc. decide to pursue its claims, the Company intends to defend against them vigorously, although there can be no assurances that the Company will be successful.

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

uVuMobile, Inc.
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

On or about July 18, 2006, Manhattan Investments, Inc. (“Manhattan”) filed a Complaint against the Company in the United States District Court, Northern District of California (Case No. C-06-4379), alleging that the Company has wrongfully refused to remove the restrictive legend on a stock certificate representing 49,795 shares. The Complaint includes claims for breach of fiduciary and statutory duties, conversion and fraud, and seeks injunctive relief, as well as monetary damages. On October 2, 2006, the Company filed a Motion to Transfer for Improper Venue. The Motion was granted by the Court on November 13, 2006. On July 23, 2007 (the “Effective Date”) the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with Manhattan. Pursuant to the Agreement, the parties agreed, among other things, that the Company will issue 850,000 shares of the Company’s common stock, par value $0.001 to Manhattan within seven business days following a determination by the Court that the issuance of such common stock is fair, reasonable, and adequate to Manhattan. The 850,000 shares of the Company’s common stock will be issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Section 3(a)(10) of the Act. The Agreement also requires the Company to pay $35,000 to Manhattan within 15 days after the closing of an equity financing transaction, provided that the Company completes such transaction. In addition, the agreement requires the Company to cause 49,795 shares of the Company’s common stock currently owned by Manhattan to be re-issued without restrictive legends within seven business days of the Effective Date. In exchange for the payments and actions described above, the Agreement provides for a release of the Company and each of the owners, stockholders, predecessors, successors, directors, officers, employees, representatives, attorneys, subsidiaries, and affiliates of the Company from all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by Manhattan. The Agreement further provides for a release of Manhattan and each of the trustees, representatives, attorneys and affiliates of Manhattan, and all persons acting by, through, under or in concert with them from any and all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Company. At June 30,2007, based on the settlement date of July 23, 2007, the Company accrued a settlement liability and related expense of $332,500 based on the quoted closing trading price of $0.30 per share for the underlying 850,000 common shares in addition to the $35,000 in cash payments.

On or about October 20, 2006, Hamouth Family Trust (“Hamouth”) filed a Complaint against the Company in the Court of Chancery of the State of Delaware, in which Hamouth seeks declaratory and injunctive relief, as well as damages in an unspecified amount, related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by Hamouth. On July 16, 2007 (the “Effective Date”), the Company entered into a General Release and Settlement Agreement (the “Agreement”) with the Hamouth Family Trust and Rene Hamouth (the “Claimant Parties”) related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by the Hamouth Family Trust and a judgment against Rene Hamouth in favor of the Company in the amount of $172,325.32. Pursuant to the Agreement, the parties agreed, among other things, that the Company will issue 3,000,000 shares of the Company’s common stock, par value $0.001 (the “Settlement Shares”) to the Hamouth Family Trust within six business days following a determination by the Chancery Court that the issuance of such common stock is fair, reasonable, and adequate to the Hamouth Family Trust (the “Judicial Determination”). The 3,000,000 shares of the Company’s common stock will be issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Section 3(a)(10) of the Act. In the event the Chancery Court declines to make the Judicial Determination, the Hamouth Family Trust has certain specified registration rights relating to the Settlement Shares. The Agreement also requires (i) the Company to pay $50,000 to the Hamouth Family Trust on the Effective Date, (ii) the Company to pay $50,000 to the Hamouth Family Trust on the 30th day following the Effective Date, (iii) the Company to pay $300,000 to the Hamouth Family Trust within 30 days after the closing of an equity financing transaction, provided that the Company completes such transaction within 120 days of the Effective Date. In addition, the agreement requires the Company to (a) cause 800,000 shares of the Company’s common stock currently owned by the Hamouth Family Trust to be re-issued without restrictive legends within six business days of receipt of the certificates representing such shares of common stock and (b) release a judgment in the amount of $172,325.32 it holds against Rene Hamouth. In exchange for the payments and actions described above, the Agreement provides for a release of the Company and each of the owners, stockholders, predecessors, successors, directors, officers, employees, representatives, attorneys, subsidiaries, and affiliates of the Company from all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Claimant Parties. The Agreement further provides for a release of the Claimant Parties and each of the trustees, representatives, attorneys and affiliates of the Claimant Parties, and all persons acting by, through, under or in concert with them from any and all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Company. The Agreement also provides that neither the Company nor the Claimant Parties will file or pursue certain specified claims, grievances, complaints, lawsuits, or arbitrations. On July 18, 2007, the Chancery Court entered an Order making the above-referenced Judicial Determination. At June 30, 2007, based on the settlement date of July 16, 2007, the Company accrued a settlement liability and related expense of $955,000 based on the quoted trading price of $0.185 per share for the 3,000,000 underlying common shares in addition to the $400,000 in cash payments.

On November 13, 2006, James A. Jones filed a Complaint in the U.S. District Court for the Northern District of Georgia against the Company and Richard E. Bennett, Jr., the Company's former President and Chief Executive Officer. Mr. Jones alleges a violation of Section 806 of the Corporate Criminal and Fraud Accountability Act of 2002, 18 U.S.C. § 1514 et. seq. (“Sarbanes Oxley”), and is seeking compensatory damages, back pay and reimbursement for lost wages, pension, insurance, and other employment benefits, front pay and reimbursement for lost wages, pension, insurance, and other employment benefits, and attorneys fees. Mr. Jones claims that he was unlawfully terminated in retaliation for investigating and opposing allegedly improper conduct by the Company and Mr. Bennett. The Company and Mr. Bennett filed their Answers to the Complaint on December 21, 2006. On May 31, 2007, Mr. Jones filed a motion to dismiss his case without prejudice with the Court, which the Company vigorously opposed. On June 4th, 2007, the Court issued an order on Mr. Jones' motion to dismiss his case. The Court granted Mr. Jones' motion to dismiss without prejudice, but attached conditions to it.  Those conditions are:  (1) he must refile the case, if at all, within the statutory timeframe; and (2) he must pay the fees that the Company incurred in preparing for Mr. Jones’ deposition.  The Court also gave Mr. Jones ten days to change his mind about dismissing the case in light of the conditions imposed. Mr. Jones allowed the ten day period to expire without event. Should Mr. Jones choose to re-file his case within the statutorily allowed timeframe, the Company will vigorously defend against his claims.

uVuMobile, Inc.
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

On February 28, 2007, the Company filed a Complaint in the United States District Court, North District of Georgia (Case No. 1:07-CV-0503) against Leslie L. Croland, Esq., the Company's former securities counsel, seeking the recovery of damages as a result of Mr. Croland's professional negligence and breach of fiduciary duties to the Company. More specifically, the Company seeks to recover compensatory damages for, among other things, losses sustained and attorneys' fees, costs, and expenses and liabilities incurred due to claims asserted by certain investors against the Company, as well as punitive damages, attorneys fees, costs of suit and any other relief the Court deems equitable and just. On April 27, 2007, Mr. Croland filed an Answer to the Complaint. Discovery in the case is now underway.

On April 18, 2007 MobiTV, Inc. (“MobiTV”) filed a lawsuit in the United States District Court, District of Massachusetts (Case No. 1:07-cv-10755-RGS) against Jeremy De Bonet (“De Bonet”), Skyward Mobile LLC (“Skyward”), and the Company in which MobiTV alleges that the Defendants have (a) infringed MobiTV's United States Patent No. 7,073,178 (“the `178 patent”) entitled “Method and System of Performing Transactions Using Shared Resources and Different Applications”; (b) infringed MobiTV's copyright in software programs entitled “Mobi Radio Encoder”, “Mobi Radio 1 Client” and “Far Reach”; (c) misappropriated trade secrets; and (d) unfairly competed. MobiTV makes further claims against De Bonet individually for Breach of Contract and Breach of Fiduciary Duty. MobiTV's claims relate to, among other things, the departure of De Bonet from MobiTV in January 2006; his subsequent formation of Skyward in March 2006; and the joint development of software by Skyward and the Company known as uVuRadio™ and Mobilecasting™. The Company has now filed an Answer to the Complaint. The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.

Except as set forth above, we believe that there are no material litigation matters at the current time. The results of such litigation matters and claims cannot be predicted with certainty, and an adverse outcome in one or more of such matters and claims could have a material adverse impact on our financial position, liquidity, or results of operations.

Note 9 - Subsequent Events

As previously reported, on April 27, 2007, the Company entered into a General Release and Settlement Agreement effective April 30, 2007 (the “Agreement”) with Richard E. Bennett, Jr., the ex-chief executive officer of the Company (“Bennett”). Pursuant to the Agreement, the parties agreed that 600,000 of the 3,510,000 shares of the Company's common stock held in trust by RB Family Holdings, Ltd. (the “RB Trust”) for the benefit of Bennett would be cancelled and returned to the Company and the remaining 2,910,000 of such shares of the Company's common stock (the “Remaining Shares”) would be reissued to Bennett without restrictive legend. The Agreement further provides that 291,000 of the Remaining Shares will be transferred by Bennett to Bennett's legal counsel and such shares will be subject to certain specified sale volume restrictions until December 31, 2007. Except for 150,000 of the Remaining Shares and the 291,000 Remaining Shares transferred to Bennett's legal counsel, the Remaining Shares will also be subject to certain specified sales volume restrictions until December 31, 2007. The Agreement provides that Bennett shall cooperate with and assist the Company in connection with certain legal proceedings involving the Company and that Bennett shall be entitled to be indemnified in the same manner as set forth in the Company's Bylaws. The Agreement also provides for a release of the Company and other specified parties by Bennett from any and all claims of any nature whatsoever, whether known or unknown which Bennett now has, or claims to have, or which Bennett at any time may have or claim to have, against the Company and such persons occurring up to and including the effective date of the Agreement. The Agreement also provides for a release of Bennett and the RB Trust by the Company from any and all claims which the Company now has, or claims to have, or which the Company at any time may have or claim to have, against Bennett occurring up to and including the effective date of the Agreement.

On July 20, 2007 the Company entered into five Bridge Loan Agreements in the amount of $100,000 each with Glenn Singer, Justin A. Stanley, David Oros, Michael Criden, and John E. Abdo for total proceeds of $500,000 and issued 8.25% promissory notes to all five Directors of the Company. The loan is evidenced by an unsecured promissory note (the “Note”) which accrues interest at a rate of 8.25% per annum. Interest and principal on the Note are due in full one hundred and twenty (120) days from the date of the Note.

On July 26, 2007, after the evaluation of the ongoing financial prospects of the Company, including the fact that it has been unable to secure further equity or debt financing, the Board of Directors of the Company determined to seek Chapter 11 bankruptcy protection for the Company. The Company has engaged bankruptcy counsel and is evaluating the alternatives available to it. The Company intends to file for bankruptcy protection as soon as practicable. The amounts borrowed under the bridge loans will be available to fund the Company’s operating needs during the bankruptcy process. There can be no assurance that any additional funding will be available if the existing funds are depleted.

On July 31, 2007 the Board of Directors of the Company voted to terminate all employments agreements of executives of the company. Among others, the following employment agreements of the named executive officers were terminated: David Ross, Interim Chief Executive Officer, William Loughman, Chief Financial Officer, Scott Hughes, Chief Technology Officer and Tony Novia, SVP-Content and Distribution. In addition the employment Ronald Warren, Vice President of Investor Relations and Corporate Communications employment was terminated. The Company does not currently have funds available to satisfy any severance or other obligations arising as a result of such terminations. The Board of Directors is currently determining compensation of those executives who will remain with the Company during the transition period.

On August 2, 2007, the Board of Directors voted to offer employment to certain officers and key employees on an “at will” basis. As more fully set forth below, based upon the Company’s stated intent to pursue Chapter 11 bankruptcy protection, those officers and key employees have agreed to defer all or a portion of their salary during the transition period. The Company will seek permission from the bankruptcy court to pay these officers and key employees the deferred portion of their base salaries out of any available bankruptcy process. Should the Company not elect to pursue bankruptcy protection, these officers will be paid their full base salary as they are incurred.

The following Executive Officers and key employees have accepted employment with the Company on the following terms:

(1) Mr. David Ross, Interim Chief Executive Officer and President - Mr. Ross’s annual base salary is $275,000. He has agreed to defer his base salary in the entirety during the transition period. The Company will continue to pay his benefits.

2) Mr. William Loughman, Chief Financial Officer - Mr. Loughman’s annual base salary is $240,000 less FICA. He has agreed to defer his base salary during the transition period and will be paid $4,000 per month effective September 1, 2007.

3) Mr. Tony Novia, Senior Vice President of Content - Mr. Novia’s annual base salary is $175,000. He has agreed to defer one-half of his base salary during the transition period. The Company will continue to pay his benefits.

4) Mr. Scott Hughes, Chief Technology Officer - Mr. Hughes’s annual base salary is $160,000. He has agreed to defer one-half of his base salary during the transition period. The Company will continue to pay his benefits.

5) Ms. Tracy Caswell, General Counsel and Corporate Secretary - Ms. Caswell’s annual base salary is $190,000. She has agreed to defer one-half of his base salary during the transition period. The Company will continue to pay his benefits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this report contains forward-looking statements that involve risks and uncertainties. uVuMobile’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified in “Forward Looking Statements.” You should also carefully review the risk factors set forth in other reports or documents that uVuMobile files from time to time with the United States Securities and Exchange Commission, particularly our Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included in this report.

Overview

uVuMobile, Inc. (hereinafter sometimes referred to as “uVuMobile™,” “SmartVideo,” the “Company,” “we,” “us,” or “our”) is a provider of video content distribution services and technology.

Incorporated in 1984, the Company acquired OVT, Inc. in November 2002 and subsequently changed its name to SmartVideo Technologies, Inc. In January 2007, the Company announced its intent to see shareholder approval to change the name of the Company to uVuMobile to better reflect the corporate brand and new products. On June 1, 2007 the Company changed its name to uVuMobile, Inc.

Since 2002, the Company has been a provider of technology engaged in the aggregation and distribution of streaming video content to users connected to the public Internet. Additionally, the Company also provides managed services for Internet network operators (carriers) and for major producers, owners and distributors of content.

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

On June 21, 2007 the Company announced it has shifted its business model to allow uVuMobile to focus engineering and new business efforts on its generating business to business mobile platform. In connection with this shift in business model the Company has started transition out of its branded direct to consumer mobile television subscription business.

Recent Developments

As previously reported, on April 27, 2007, the Company entered into a General Release and Settlement Agreement effective April 30, 2007 (the “Agreement”) with Richard E. Bennett, Jr., the ex-chief executive officer of the Company (“Bennett”). Pursuant to the Agreement, the parties agreed that 600,000 of the 3,510,000 shares of the Company's common stock held in trust by RB Family Holdings, Ltd. (the “RB Trust”) for the benefit of Bennett would be cancelled and returned to the Company and the remaining 2,910,000 of such shares of the Company's common stock (the “Remaining Shares”) would be reissued to Bennett without restrictive legend. The Agreement further provides that 291,000 of the Remaining Shares will be transferred by Bennett to Bennett's legal counsel and such shares will be subject to certain specified sale volume restrictions until December 31, 2007. Except for 150,000 of the Remaining Shares and the 291,000 Remaining Shares transferred to Bennett's legal counsel, the Remaining Shares will also be subject to certain specified sales volume restrictions until December 31, 2007. The Agreement provides that Bennett shall cooperate with and assist the Company in connection with certain legal proceedings involving the Company and that Bennett shall be entitled to be indemnified in the same manner as set forth in the Company's Bylaws. The Agreement also provides for a release of the Company and other specified parties by Bennett from any and all claims of any nature whatsoever, whether known or unknown which Bennett now has, or claims to have, or which Bennett at any time may have or claim to have, against the Company and such persons occurring up to and including the effective date of the Agreement. The Agreement also provides for a release of Bennett and the RB Trust by the Company from any and all claims which the Company now has, or claims to have, or which the Company at any time may have or claim to have, against Bennett occurring up to and including the effective date of the Agreement.

On July 20, 2007 the Company entered into five Bridge Loan Agreements in the amount of $100,000 each with Glenn Singer, Justin A. Stanley, David Oros, Michael Criden, and John E. Abdo for total proceeds of $500,000 and issued 8.25% promissory notes to all five Directors of the Company. The loan is evidenced by an unsecured promissory note (the “Note”) which accrues interest at a rate of 8.25% per annum. Interest and principal on the Note are due in full one hundred and twenty (120) days from the date of the Note.

On July 26, 2007 after the evaluation of the ongoing financial prospects of the Company, including the fact that it has been unable to secure further equity or debt financing, the Board of Directors of the Company determined to seek Chapter 11 bankruptcy protection for the Company. The Company has engaged bankruptcy counsel and is evaluating the alternatives available to it. The Company intends to file for bankruptcy protection as soon as practicable. The amounts borrowed under the bridge loans will be available to fund the Company’s operating needs during the bankruptcy process. There can be no assurance that any additional funding will be available if the existing funds are depleted.

On July 31, 2007 the Board of Directors of the Company voted to terminate all employments agreements of executives of the company. Among others, the following employment agreements of the named executive officers were terminated: David Ross, Interim Chief Executive Officer, William Loughman, Chief Financial Officer, Scott Hughes, Chief Technology Officer and Tony Novia, SVP-Content and Distribution. In addition Ronald Warren, Vice President of Investor Relations and Corporate Communications employment was terminated. The Company does not currently have funds available to satisfy any severance or other obligations arising as a result of such terminations. The Board of Directors is currently determining compensation of those executives who will remain with the Company during the transition period.

On August 2, 2007, the Board of Directors voted to offer employment to certain officers and key employees on an “at will” basis. As more fully set forth below, based upon the Company’s stated intent to pursue Chapter 11 bankruptcy protection, those officers and key employees have agreed to defer all or a portion of their salary during the transition period. The Company will seek permission from the bankruptcy court to pay these officers and key employees the deferred portion of their base salaries out of any available bankruptcy process. Should the Company not elect to pursue bankruptcy protection, these officers will be paid their full base salary as they are incurred.

The following Executive Officers and key employees have accepted employment with the Company on the following terms:

(1) Mr. David Ross, Interim Chief Executive Officer and President - Mr. Ross’s annual base salary is $275,000. He has agreed to defer his base salary in the entirety during the transition period. The Company will continue to pay his benefits.

2) Mr. William Loughman, Chief Financial Officer - Mr. Loughman’s annual base salary is $240,000 less FICA. He has agreed to defer his base salary during the transition period and will be paid $4,000 per month effective September 1, 2007.

3) Mr. Tony Novia, Senior Vice President of Content - Mr. Novia’s annual base salary is $175,000. He has agreed to defer one-half of his base salary during the transition period. The Company will continue to pay his benefits.

4) Mr. Scott Hughes, Chief Technology Officer - Mr. Hughes’s annual base salary is $160,000. He has agreed to defer one-half of his base salary during the transition period. The Company will continue to pay his benefits.

5) Ms. Tracy Caswell, General Counsel and Corporate Secretary - Ms. Caswell’s annual base salary is $190,000. She has agreed to defer one-half of his base salary during the transition period. The Company will continue to pay his benefits.

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

Results of Operations

For the Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006

Revenues

Revenues for the three month period ended June 30, 2007 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers and revenues attributable to custom applications. Our revenues increased by approximately $111,700 for the three months ended June 30, 2007 as compared to the same period in 2006. This increase is primarily attributable to our decision to change our focus to hosting services and custom applications.

Broadcast rights

Broadcast rights expense for the three months ended June 30, 2007 were $55,034 as compared to $630,311 for the same period in 2006. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

As a result of the decision to change our focus to a subscription based model, the Company incurred an impairment charge in June 2007 against broadcast rights assets of approximately ($733,000).

Compensation and benefits

Our compensation and benefits expenses decreased by approximately $156,000 for the three months ended June 30, 2007 as compared to the same period in 2006. As our industry and company continues to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth and relying less on the use of consultants for discrete projects.

Consulting and professional fees

Our consulting and professional fees decreased by approximately $1,244,000 for the three months ended June 30, 2007 as compared to the same period in 2006. This decrease is primarily attributable to fees associated with the consulting agreement with Growth Consultants LLC that was reflected in the three months ended June 30, 2006 which were not incurred in the three months ended June 30, 2007.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $42,000 for the three months ended June 30, 2007 as compared to 2006 is primarily due to an increase in the utilization of bandwidth and additional services provided by our third-party data center.

Stock-based Compensation

For the three months ended June 30, 2007, we recorded approximately $707,000, as compared to $1,398,000 for the three months ended June 30, 2006, in non-cash, stock-based compensation expense. The decrease in stock-based compensation expense was primarily attributable to a decrease in the number of stock options issued. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

Depreciation

Depreciation expense for the three months ended June 30, 2007 increased by approximately $54,000 when compared to the same period in 2006. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Expense

Interest expense for the three months ended June 30, 2007 and 2006 was approximately $4,700 and $800, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities and space at trade shows, and other general and administrative expenses. Our selling, general and administrative costs decreased approximately $375,000 for the three months ended June 30, 2007 when compared to the same period in 2006. This decrease is attributable to a reduction in travel-related expenses including marketing and advertising costs as well as a decrease in Directors’ compensation and reimbursable travel expenses.

For the Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006

Revenues

Revenues for the six month period ended June 30, 2007 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers and revenues attributable to custom applications. Our revenues increased by approximately $333,500 for the six months ended June 30, 2007 as compared to the same period in 2006. This increase is primarily attributable to revenues generated from custom applications.

Broadcast rights

Broadcast rights expense for the six months ended June 30, 2007 were $154,842 as compared to $210,302 for the same period in 2006. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

As a result of the decision to change our focus to a subscription based model, the Company incurred an impairment charge in June 2007 against broadcast rights assets of approximately ($733,000).

Compensation and benefits

Our compensation and benefits expenses increased by approximately $15,000 for the six months ended June 30, 2007 as compared to the same period in 2006. As our industry and company continues to grow and develop, we are continuing to fill key positions that will enable us to leverage our future prospects and growth.

Consulting and professional fees

Our consulting and professional fees decreased by approximately $1,340,000 for the six months ended June 30, 2007 as compared to the same period in 2006. This decrease is primarily attributable to fees associated with the consulting agreement with Growth Consultants LLC that was reflected in the six months ended June 30, 2006 which were not incurred in the six months ended June 30, 2007.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $28,000 for the six months ended June 30, 2007 as compared to 2006 is primarily due to a decrease in the software licensing costs.

Stock-based Compensation

For the six months ended June 30, 2007, we recorded approximately $2,352,000, as compared to $2,174,000 for the six months ended June 30, 2006, in non-cash, stock-based compensation expense. The increase in stock-based compensation expense was primarily attributable to an increase in the number of stock options issued. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

Depreciation

Depreciation expense for the six months ended June 30, 2007 increased by approximately $206,000 when compared to the same period in 2006. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Expense

Interest expense for the six months ended June 30, 2007 and 2006 was approximately $9,600 and $1,500, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities and space at trade shows, and other general and administrative expenses. Our selling, general and administrative costs decreased approximately $606,000 for the six months ended June 30, 2007 when compared to the same period in 2006. This decrease is attributable to a reduction in travel-related expenses including marketing and advertising costs as well as a decrease in Directors’ compensation and reimbursable travel expenses.

Liquidity and Capital Resources and Going Concern (to be reviewed after completion of cash flow statement)

We have incurred recurring losses and negative cash flows since inception. As of and for the six months ended June 30, 2007, we had an accumulated deficit of $71,367,304, a consolidated net loss of $6,924,674 and consolidated net cash flows used in operations of $3,810,279. As a result, our operations are not an adequate source of cash to fund future operations and these matters raise substantial doubt about our ability to continue as a going concern. To fund our cash requirements, we have relied on private placements of equity and loans from stockholders and other related entities. Although we closed on a $9.0 million equity financing on July 17, 2006, our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

Cash flows generated from operating activities during the year ended December 31, 2006 were not sufficient to offset our operating expenditures. Based on information available regarding our proposed plans and assumptions relating to operations, we anticipate that the net proceeds from our last financing in 2006, together with projected cash flow from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond the third quarter of 2007. As a result, it will be necessary for us to secure additional financing to support our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. We currently have no firm commitments for any additional capital except for the bridge loans received on July 20, 2007.

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

On July 20, 2007 the Company entered into five Bridge Loan Agreements in the amount of $100,000 each with Glenn Singer, Justin A. Stanley, David Oros, Michael Criden, and John E. Abdo for total proceeds of $500,000 and issued 8.25% promissory notes to all five Directors of the Company. The loan is evidenced by an unsecured promissory note (the “Note”) which accrues interest at a rate of 8.25% per annum. Interest and principal on the Note are due in full one hundred and twenty (120) days from the date of the Note.

 On July 26, 2007, after the evaluation of the ongoing financial prospects of the Company, including the fact that it has been unable to secure further equity or debt financing, the Board of Directors of the Company determined to seek Chapter 11 bankruptcy protection for the Company. The Company has engaged bankruptcy counsel and is evaluating the alternatives available to it. The Company intends to file for bankruptcy protection as soon as practicable. The amounts borrowed under the bridge loans will be available to fund the Company’s operating needs during the bankruptcy process. There can be no assurance that any additional funding will be available if the existing funds are depleted.

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

Item 3. Submission of Matters to a Vote of Security Holders

In January 2007, the Company announced its intent to seek stockholder approval to change the name of the Company to uVumobile, Inc. to better reflect the corporate brand and new products. More specifically, the Company is developing a new suite of products and platforms, which are expected to include backend media hosting, application development, mobile marketing, messaging, content aggregation, billing, advertising and other services directed towards the mobile business- to- business market. On February 14, 2007, the Company initiated this process by distributing a consent solicitation statement to its stockholders seeking consent to amend its Certificate of Incorporation to effect the name change. On May 3, 2007, the Company announced that as of April 9, 2007 it had received the consent of the holders of approximately 58% of its stock to change its corporate name to uVuMobile, Inc.  The Company changed its name to uVuMobile, Inc. on June 1, 2007.

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

uVuMobile, INC

By:	/s/ William J. Loughman	Date: August 10, 2007
William J. Loughman
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)