Form 10-Q
period 2007-09-30
uVuMobile, Inc
filed 2007-11-13
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26809

UVUMOBILE, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1962104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2160 Satellite Boulevard, Suite 130, Duluth, Georgia	30097
(Address of principal executive offices)	(Zip Code)

(770) 279-3100
Registrant's telephone number, including area code

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

The total number of shares of the issuer's common stock, $.001 par value, outstanding on November 9, 2007 was 67,511,966.

UVUMOBILE, INC.

-i-

Index

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

-ii-

Index

 PART I – FINANCIAL INFORMATION

uVuMobile, Inc.
Consolidated Balance Sheets
September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
Assets	(Unaudited)

Current Assets
Cash	$358,258	$3,696,581
Certificate of deposit	-	201,447
Accounts receivable - net of allowance for doubtful accounts of $11,000 and $0	391,071	162,795
Broadcast rights - net of accumulated amortization of $0 and $2,273,192	-	301,281
Prepaid expenses	37,288	125,189
Total Current Assets	786,617	4,487,293

Property and Equipment, net of accumulated depreciation of $1,578,538 and $936,614	1,156,117	1,541,390
Other Assets
Broadcast rights, net of current portion	-	310,384
Intangible assets - net of accumulated amortization of $95,881 and $14,725	217,911	250,317
Other	36,111	102,261
Total Other Assets	254,022	662,962

Total Assets	$2,196,756	$6,691,645

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$3,744,381	$2,048,129
Contracts payable - broadcast rights	225,000	2,454,725
Capital lease obligations - current	-	33,255
Deferred current liabilities	6,389	20,248
Due to related parties	203,300	-
Accrued settlement expenses	335,000	5,022,000
Loan payable and related accrued interest	235,729	63,042
Total Current Liabilities	4,749,799	9,641,399

Long-term Liabilities
Contracts payable - broadcast rights - net of current portion	-	979,851
Capital lease obligations - net of current portion	-	161,089
Total Long-Term Liabilities	-	1,140,940

Total Liabilities	4,749,799	10,782,339

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized, 11,666,666 shares issued and 266,666 outstanding as of September 30, 2007,11,666,666 shares issued and 2,633,333 outstanding as of December 31, 2006	267	2,634

Common stock, $.001 par value, 150,000,000 shares authorized, 67,211,966 shares issued and outstanding as of September 30, 2007, 47,292,284 shares issued and outstanding as of December 31, 2006	67,212	47,288

Additional paid-in capital	70,168,012	61,179,644
Less: Deferred consulting fees	(7,192)	(877,628)
Accumulated deficit	(72,781,342)	(64,442,632)
Total Stockholders' Deficit	(2,553,043)	(4,090,694)

Total Liabilities and Stockholders' Deficit	$2,196,756	$6,691,645

See accompanying notes to consolidated financial statements

Index

uVuMobile, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Revenue	$202,886	$197,302	$815,787	$476,700
Total Revenues	202,886	197,302	815,787	476,700

Cost of Goods Sold
Cost of goods sold	122,750	-	381,473	-
Total Cost of Goods Sold	122,750	-	381,473	-

Gross Profit	80,136	197,302	434,314	476,700

Operating Expenses
Broadcast rights	22,547	616,756	177,388	1,774,781
Impairment of broadcast rights	(742,951)	-	(1,475,316)	-
Compensation and benefits	393,216	727,324	1,709,920	2,029,062
Consulting and professional fees	281,752	522,931	1,210,499	2,790,547
Data center	195,384	200,163	666,325	705,375
Depreciation	241,536	156,757	723,077	407,858
Settlement expense	142,927	57,000	1,431,427	705,000
Stock-based compensation	612,813	1,658,705	2,965,519	3,833,498
Selling, general and administrative	334,126	541,689	1,374,057	2,187,770
Total Operating Expenses	1,481,350	4,481,325	8,782,896	14,433,891

Loss from Operations	(1,401,214)	(4,284,023)	(8,348,582)	(13,957,191)

Other Income (Expense)
Interest income	4,293	140,960	36,612	161,210
Interest expense	(17,118)	(4,831)	(26,741)	50,986
Total Other Income (Expense), Net	(12,825)	136,129	9,871	212,196

Net Loss	$(1,414,039)	$(4,147,894)	$(8,338,711)	$(13,744,995)

Net Loss per Share - Basic and Diluted	$(0.02)	$(0.09)	$(0.14)	$(0.36)

Weighted Average Common Shares Outstanding during the Period	64,381,733	45,260,203	58,659,916	37,959,443

See accompanying notes to unaudited consolidated financial statements

Index

uVuMobile, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(8,338,711)	$(13,744,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock options pursuant to SFAS No. 123R	-	2,119,252
Amortization of stock based compensation	870,436	1,557,690
Amortization of broadcast rights	149,975	1,824,024
Impairment of Broadcast rights	(1,475,316)	-
Bad debt	11,000	(77,889)
Depreciation	723,080	407,858
Issuance of common stock for legal settlement	1,228,500	705,000
Non-cash, stock-based compensation	2,204,454	1,852,369
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(239,276)	77,889
Prepaid expenses	87,901	(106,640)
Restricted cash	(66,037)	-
Intangible assets	113	-
Marketable securities	(48,750)	-
Other Current assets	611,665	(224,162)
Other assets	201,447	97,082
Increase (Decrease) in:
Accounts payable and accrued expenses	1,814,531	(624,742)
Accrued interest payable	2,385	(62,104)
Deferred revenues	(13,859)	-
Escrow payable / Deposit liability	-	-
Contracts rights payable	(1,734,260)	-
Repayments on acquired broadcast rights	-	(1,695,000)
Net Cash Used in Operating Activities	(4,010,722)	(7,894,368)

Cash Flows from Investing Activities
Purchase of equipment	(305,402)	(1,048,676)
Net Cash Used in Investing Activities	(305,402)	(1,048,676)

Cash Flows from Financing Activities
Redemption of warrants	(2,888)	(70,667)
Issuance of common stock for cash	738,221	9,000,000
Proceeds from warrant exercises	-	943,975
Bridge Loans	370,302	-
Capital lease obligations	(127,834)	-
Net Cash Provided by Financing Activities	977,801	9,873,308

Net (Decrease), Increase in cash and cash equivalents	(3,338,323)	930,264

Cash - Beginning of year	3,696,581	5,792,566

Cash - End of Period	$358,258	$6,722,830

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of broadcast rights	$-	$84,000
Issuance of common stock to acquire software	$-	$208,000
Issuance of common stock for settlement of accounts payable	$-	$149,637
Issuance of common stock for settlement of litigation	$-	$-
Issuance of convertible preferred stock to settle accrued litigation	$-	$4,750,000
Issuance of common stock pursuant to anti-dilution agreement	$-	$1,122
Conversion of convertible preferred stock to common stock	$-	$8,497
Forfeiture of stock based compensation	$-	$271,563
Options granted for future services	$-	$1,775,727
Non-cash financing activities	$350,638	$-

See accompanying notes to unaudited consolidated financial statements

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
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

On June 21, 2007 the Company announced it has shifted its business model to allow uVuMobile to focus engineering and new business efforts on its business to business mobile platform.  In connection with this shift in the business model, the Company has transitioned out of its branded direct to consumer mobile television subscription business.

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties

(A) Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $8,338,711 and net cash used in operations of $4,010,722, respectively for the nine month period ended September 30, 2007. The Company also has an accumulated deficit of $72,781,342 at September 30, 2007.

Based on information currently available regarding our proposed plans and assumptions relating to operations we anticipate that the net proceeds from the closing of our financings in 2007, together with revenues generated from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond the fourth quarter of 2007. There can be no assurance that the Company will be able to secure additional financing on acceptable terms at or prior to the depletion of existing funds, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. The Company has no firm commitment for any additional capital.

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the instructions to Form 10-Q for interim financial information. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and notes required for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current year presentation. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties – Continued

(D) Cash and Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2007, the balance exceeded the federally insured limit by $243,258. Additionally, at September 30, 2007, the Company had $15,000 maintained under a compensating balance agreement. The $15,000 is retained due to potential credit card charge backs that are unforeseen.

(E) Equipment

Equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense for the three and nine month periods are detailed as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Depreciation	$241,536	$156,757	$723,077	$407,858

Equipment consists of the following:

	September 30,	December 31,
	2007	2006
Computer Equipment	$2,655,155	$2,398,504
Proprietary software
development	79,500	79,500
	2,734,655	2,478,004
Less accumulated depreciation	(1,578,538)	(936,614)
Property and equipment, net	$1,156,117	$1,541,390

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

 (H) Allowance for Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections.  The allowance for doubtful accounts at September 30, 2007 as $11,000 and at December 31, 2006 was $0.

(I) Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share” (“EPS”), basic earnings per share is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted earnings per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of earnings per share due to their antidilutive effect as the Company has reflected a net loss at September 30, 2007 and 2006, respectively. Accordingly, the basic and diluted EPS are the same.

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties – (continued)

The following table is a summary of common stock equivalents outstanding at September 30, 2007 and 2006, respectively.

	September 30,
	2007	2006

Common Stock Options	9,260,000	8,035,000
Common Stock Warrants	8,173,837	35,010,149
Total Common Stock Options and Warrants	17,433,837	43,045,149

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

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties – (continued)

(N) Product Concentration

The Company derives a substantial portion of its revenues from five types of products: business-to-business, direct-to-consumer mobile video service, hosting services, and custom applications.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006

Business-to-business	$10,014	5%	$20,409	10%	$19,682	2%	$69,380	15%
Direct-to-consumer	36,872	18%	153,863	78%	235,449	29%	384,290	81%
Hosting services	-	0%	-	0%	37,500	5%	-	0%
Mobile Advertising	-	0%	23,030	12%	-	0%	23,030	5%
Custom applications	156,000	77%	-	0%	523,156	64%	-	0%
Total Revenue	$202,886	100%	$197,302	100%	$815,787	100%	$476,700	100%

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

As of September 30, 2007 and December 31, 2006, our identifiable intangible assets subject to amortization consisted of the following:

	As of
	September 30, 2007		December 31, 2006
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Contract based	313,792	95,881	$265,042	$14,725

Total	$313,792	$95,881	$265,042	$14,725

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life of 3 years was $14,725 for the year ended December 31, 2006. The aggregate amortization expense is estimated to be approximately $104,597 for 2007, $104,597 for 2008, and $87,164 for 2009.

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
(Unaudited)

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties – (continued)

(Q) Capital Lease Obligations

Capital lease obligations consist of the following:

	As of
	September 30,	December 31,
	2007	2006
Equipment financed under capital lease obligations	$-	$194,344

Total	$-	$194,344

Less current portion	-	(33,255)

Capital lease obligations, net of current portion	$-	$161,089

In December 2006, the Company financed the purchase of equipment for our data center from Banc of America Capital Lease.  On September 11, 2007 the Company paid off the remaining balance of the Capital Lease obligation.

Note 3 - Broadcast Rights

(A)                     Asset

For the nine months ended September 30, 2007, amortization expense of broadcast rights accounted for $149,975 of the total broadcast rights expense of $177,388. Included in the total expense of $154,842 is approximately $0 in credits that were reflected in the nine months ended September 30, 2007. For the quarter ended September 30, 2007, amortization expense of broadcast rights accounted for $0.00 of the total broadcast rights expense of $22,547.

For the nine months ended September 30, 2007 the Broadcast Rights Assets - net of accumulated amortization was $0. Broadcast Rights Assets - net of current portion was $0. At December 31, 2006 the Broadcast Rights Assets - net of accumulated amortization were $301,281. Broadcast Rights Assets - net of current portion was $310,384.

(B)                     Liability
At September 30, 2007 and 2006, the Company paid $120,810 and $1,695,000, respectively to content providers pursuant to the terms of the related contracts.

Contracts payable - short term at September 30, 2007 were $225,000. Contracts payable - long-term at September 30, 2007 were $0. Contracts payable - short term at December 31, 2006 were $2,454,725. Contracts payable - long-term at December 31, 2006 were $979,851.

Note 4 - Shareholders' Equity

(A)                     Preferred Stock

(1) Capital Structure

As of September 30, 2007 the authorized Preferred Stock of the Company consists of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 266,666 shares are outstanding and are designated as convertible.

(B)                     Common Stock Issuances

(1) Capital Structure

As of September 30, 2007, the authorized common stock of the Company consists of 150,000,000 shares of $.001 par value.

(2) Preferred Stock Conversions

During the nine months ended September 30, 2007, the Company converted 2,366,666 shares of Series A-1 Convertible Preferred Stock to shares of common stock on a one-to-one basis.

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Shareholders’ Equity – (continued)

(3) Settlements

During the nine months ended September 30, 2007, the Company settled five outstanding legal matters with unrelated third parties by issuing an aggregate of 9,425,000 shares of common stock having an aggregate fair value of $5,715,500. Fair value was determined based on the quoted closing trading price on the dates of settlement. The share prices on the dates of issuance ranged from $0.185 - $0.80 per share.

(4) Warrant Conversions

During the nine months ended September 30, 2007, the Company redeemed 28,875 callable warrants at a price of $0.10 per warrant for a total payment of $2,888 which also reduced additional paid-in capital by $2,888.

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

(5) Non-Cash Financing Activities

During the nine months ended September 30, 2007, as a result of the forgiveness of three Bridge Loans from former directors Messrs. Abdo, Oros and Stanley, the Company increased paid in capital by $300,000.  In addition, the Company recorded $50,638 in additional paid in capital for the allocation of the relative fair value of warrants issued to the holders of the six Bridge Loans: Jerry Bratton, Roy Jones, Drew Arnold, Chris Carson, Joseph Fitzpatrick and KLC Ventures, Inc. (the “Lenders”).

The following is a summary of all common stock issued during the nine months ended September 30, 2007:

	QUANTITY
ACTIVITY	OF SHARES	VALUATION
Preferred Stock Conversions	2,366,666	-
Settlements	9,425,000	5,715,500
Warrant Tender Offer	8,128,016	738,221
Non-Cash Financing Activities	-	350,638
Totals	19,919,682	6,804,359

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

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Shareholders’ Equity – (continued)

The following tables summarize all stock option grants to employees and non-employees as of September 30, 2007:

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2006	9,030,000	$1.80
Granted	1,305,000	0.24
Exercised	-	-
Forfeited	575,000	1.86
Balance at September 30, 2007	9,760,000	$1.83

Options exercisable at September 30, 2007	6,960,938	$1.79

Weighted average fair value of options granted during the six months ended September 30, 2007		$0.24

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Price	September 30, 2007	Years	Price	September 30, 2007	Price
$0.15	500,000	9.77	$0.15	-	$0.15
$0.30	755,000	9.44	$0.30	94,375	$0.30
$0.35	50,000	9.40	$0.35	6,250	$0.35
$0.90	250,000	8.03	$0.90	250,000	$0.90
$0.97	200,000	9.16	$0.97	187,500	$0.97
$1.00	385,000	7.36	$1.00	347,500	$1.00
$1.02	265,000	9.09	$1.02	198,750	$1.02
$1.31	940,000	9.11	$1.31	536,250	$1.31
$1.36	275,000	8.91	$1.36	265,625	$1.36
$1.40	300,000	9.02	$1.40	162,500	$1.40
$1.44	75,000	9.95	$1.44	46,875	$1.44
$1.48	250,000	8.65	$1.48	193,750	$1.48
$1.50	250,000	8.47	$1.50	125,000	$1.50
$1.55	1,700,000	7.87	$1.55	1,700,000	$1.55
$1.58	25,000	7.91	$1.58	10,938	$1.58
$1.90	500,000	8.35	$1.90	500,000	$1.90
$1.91	280,000	8.78	$1.91	280,000	$1.91
$1.95	100,000	8.73	$1.95	100,000	$1.95
$2.10	1,200,000	8.67	$2.10	697,500	$2.10
$2.20	150,000	8.77	$2.20	150,000	$2.20
$2.25	170,000	5.54	$2.25	108,125	$2.25
$2.30	150,000	7.43	$2.30	135,000	$2.30
$2.77	25,000	8.68	$2.77	18,750	$2.77
$2.90	20,000	7.78	$2.90	8,750	$2.90
$2.91	30,000	7.80	$2.91	13,125	$2.91
$2.95	15,000	7.26	$2.95	9,375	$2.95
$3.27	150,000	8.65	$3.27	65,000	$3.27
$3.50	750,000	7.02	$3.50	750,000	$3.50

	9,760,000	8.41	$1.60	6,960,938	$1.79

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Shareholders’ Equity – (continued)

At September 30, 2007, the Company had a total of 8,173,837 warrants outstanding. All of these warrants are exercisable. The life of the warrants range from zero to five years. The exercise price of these warrants range from $0.10 to $6.50. See additional disclosure above regarding warrant activity.

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

Note 5 - Office Space

In August 2007, the Company assumed a sublease for approximately 4,541 square feet of office space in Duluth, Georgia. This office space currently serves as the Company's corporate headquarters. This sublease calls for monthly rental payments of approximately $6,528 and terminates on December 30, 2009. Rent expense for the quarter ended September 30, 2007 and 2006 was $64,110 and $69,500, respectively.  For the nine months ended September 30, 2007 and 2006, rent expense was $199,872 and $208,498, respectively.

Note 6 - Promissory Notes

Concurrent with the OVT merger on November 26, 2002, the Company agreed to assume a $50,000 loan payable to a third party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $15,427 as of September 30, 2007.

On July 20, 2007 the Company entered into five Bridge Loan Agreements in the amount of $100,000 each with Glenn Singer, Justin A. Stanley, David Oros, Michael Criden, and John E. Abdo for total proceeds of $500,000 and issued 8.25% promissory notes to all five Directors of the Company.  The loan is evidenced by an unsecured promissory note (the “Note”) which accrues interest at a rate of 8.25% per annum.  Interest and principal on the Note are due in full one hundred and twenty (120) days from the date of the Note.  On August 23, 2007 Messrs. Abdo, Oros and Stanley resigned their positions as Directors of the Company.  In connection with their resignations, Messrs. Abdo, Oros and Stanley each forgave repayment of the $100,000 bridge loan that each had made to the Company on July 20, 2007, as well as all accrued interest on the loan.  The accrued interest on the five loans payable was approximately $3,330 as of September 30, 2007.  As a result of the forgiveness of the three loans by Messrs. Abdo, Oros and Stanley paid-in capital increased $300,000.

Between August 31, 2007 and September 25, 2007, the Company entered into six Bridge Loan Agreements with Jerry Bratton, Ray Jones, Drew Arnold, Chris Carson, Joseph Fitzpatrick and KLC Ventures, Inc. (the “Lenders”) for total proceeds of $212,500 and issued 12% promissory notes to all six Lenders.  The loan is evidenced by a promissory note (the “Note”) which accrues interest at a rate of 12% per annum and provides for the repayment of the principal amount and all accrued interest thirty (30) days from the date of the Note (the “Maturity Date”), and Security Agreements between the Company and each of the Lenders (a “Security Agreement”) pursuant to which the Company is granting to the Lenders a lien on substantially all of the Company’s assets (up to $282,625 in aggregate amount between the six Lenders) to secure the repayment of the Note.  As an inducement for the Lenders to make the Bridge Loans, the Company agreed in the Note to issue Warrants granting to the Lender the right to acquire an aggregate of 425,000 shares of the Company’s common stock at an exercise price of $0.10 per share (the “First Warrants”).  The First Warrants will have a five (5) year term and will have other normal and customary provisions, including anti-dilution provisions and registration rights with respect to the underlying shares of common stock.  The reason for the short duration of the Bridge Loan is that certain accredited investors (the “Investors”) are currently in negotiations with the Company to make up to a $4 million strategic equity investment in the Company (the “Strategic Equity Transaction”), which investment would be made on or about the Maturity Date to enable the Company to pay back the six Bridge Loans.  Subject to the parties entering into definitive documentation with respect to the Strategic Equity Transaction, the Investors would invest a minimum of $1 million and a maximum of $4 million in the Company. If the Strategic Equity Transaction is consummated, the Company plans to use a portion of the proceeds to repay the Bridge Loans.  However, in the Note the Lender has been granted the right, exercisable once the Company has closed on a qualified strategic financing, to convert the principal balance of the Bridge Loan into shares of the Company’s common stock at a conversion rate of ten shares of common stock for each dollar of the Bridge Loan so converted.  If a Lender chooses to convert the Bridge Loan to equity, then the Company will have the option of paying the accrued interest owed to such Lender in cash or in additional shares of common stock at the same conversion rate.  To induce the Lender to convert the Bridge Loan to equity and not seek repayment of the same, upon such conversion the Company will issue to that Lender a Warrant granting the right to acquire an aggregate of 212,500 shares of the Company’s common stock at an exercise price of $0.10 per share (the “Second Warrant”).  The Second Warrant will have a five (5) year term and will have other normal and customary provisions, including anti-dilution provisions and registration rights with respect to the underlying shares of common stock. As noted above, the Company is in negotiations with respect to entering into a term sheet with respect to a Strategic Equity Transaction.  There can be no assurance that the parties will be able to agree upon definitive documentation and consummate the Strategic Equity Transaction.  If the parties do not close the Strategic Equity Transaction by the Maturity Date, then the Lenders will grant to the Company an additional ninety (90) days to repay the Bridge Loans, with the interest rate with respect to the Notes increasing from 12% to 14% during that 90-day period until the Notes are repaid in full. Upon the signing of a binding term sheet or the consummation of the Strategic Equity Transaction, the Company will file another Current Report on Form 8-K with the Securities and Exchange Commission the (“SEC”) describing the Strategic Equity Transaction and including the definitive documentation required to be filed therewith.  The accrued interest on the six loans was approximately $856 as of September 30, 2007.

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
(Unaudited)

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

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against us, our former chief executive officer and director, Richard E. Bennett, Jr. and our former securities counsel, Edwards & Angell, LLP, a predecessor to Edwards Angell Palmer & Dodge LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. We and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards Angell Palmer & Dodge LLP the right to appeal a chambers judge's decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards Angell Palmer & Dodge LLP. Since the court's entry of judgment in the appeal and to our knowledge, Mr. Hamouth has taken no further steps to pursue his claims against us or Mr. Bennett.  On July 16, 2007, the Company entered into a General Release and Settlement Agreement with the Hamouth Family Trust and Rene Hamouth.  (See October 20, 2006 Hamouth litigation paragraph below describing the settlement agreement.)

 On or about April 22, 2004, we filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to his purchases and sales of our common stock since approximately January 1, 2003. We are seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which we may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, we received notice that Mr. Hamouth's attorney in this matter has withdrawn from the case. On April 15, 2005, we filed a motion for summary judgment on this matter. The motion was unopposed. On October 5, 2005, the Court granted our motion and executed a judgment for us in the amount of $172,342.  On July 16, 2007, the Company entered into a General Release and Settlement Agreement with the Hamouth Family Trust and Rene Hamouth. (See October 20, 2006 Hamouth litigation paragraph below describing the settlement agreement.)

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of ours, announced its intention to bring legal action in the form of a mediation/arbitration against us in regard to our alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of our products. The dispute includes claims of SVEL that we had anticipatorily breached our agreement with SVEL, thus allegedly inhibiting the development of SVEL's business utilizing our technology on an exclusive basis in 25 countries throughout the European Union. We contend that we had the right to terminate the agreement because of breaches by SVEL. On or about December 13, 2006, SVEL filed its Statement of Claim with the American Arbitration Association. The Company filed its response to the Statement of Claim on or about January 22, 2007. The parties have now agreed to mediate the matter prior to proceeding with arbitration. The mediation, which was set for October 23, 2007, has been postponed indefinitely.  We intend to defend against the claim vigorously, although there can be no assurances that we will be successful.

On November 29, 2005, ProNetworkTV, Inc. filed a Complaint for Equitable Relief in the Superior County Court of Gwinnett County, State of Georgia, (Civil Action Number 05-A-13684-2) against OVT, Inc. seeking the recovery of late fees in the amount of $100,615 alleged to be owed pursuant to a Promissory Note executed by OVT, Inc. in favor of ProNetworkTV, Inc. in the principal amount of $325,000. ProNetworkTV, Inc. alleges that OVT, Inc. failed to make payments when due under the Promissory Note. As a result of the alleged failure to makes such payments, ProNetworkTV, Inc. alleges that late fees accrued under the Promissory Note. On March 26, 2006, the Company filed a Motion to Dismiss with the Court. On May 8, 2006, the Company's Motion to Dismiss was granted. On September 11, 2006, ProNetworkTV, Inc. filed a Complaint against the Company and OVT, Inc. in the Superior Court of Gwinnett County, State of Georgia (Civil Action Number 06A-08430-5) seeking recovery of the same late fees referenced above, but this time in the amount of $105,262, which is alleged to be owed pursuant to the same Promissory Note referenced above. Further, the Complaint seeks a declaratory judgment that ProNetworkTV, Inc. is the owner of certain technology belonging to the Company, which is the subject of a services agreement between the parties. The Complaint also alleges that ProNetworkTV, Inc. is entitled to monetary damages arising out of the Company's alleged breach of the services agreement. On September 15, 2006, the Company reached a settlement agreement with ProNetworkTV, Inc. relating to this and certain other unrelated matters. Pursuant to the terms of the settlement agreement, both parties agreed, among other things, to provide mutual general releases of any existing alleged claims either party may have had as of the date of the settlement agreement, including, but not limited to, any claims relating to the promissory note that was the subject of this lawsuit. After reaching the September 15, 2006 agreement referenced above, ProNetworkTV, Inc. took the position that a “final” agreement had not, in fact, been reached. Currently, the parties are proceeding as they were prior to reaching the September 15, 2006 settlement agreement. A hearing on ProNetwork TV, Inc.'s Motion for Declaratory Judgment was set for May 24, 2007.  Prior to May 24, 2007, ProNetworkTV, Inc. withdrew its request for a hearing on its Motion for Declaratory Judgment and did not ask for a hearing re-set date.  On or about September 26, 2007, The Company filed a Motion to Dismiss with the Court.  A hearing on the motion has been set for October 14, 2007.  Should the Motion be denied and if ProNetworkTV, Inc. decides to pursue its claims, the Company intends to defend against them vigorously, although there can be no assurances that the Company will be successful.

Index

Note 7 – Commitments and Contingencies – (continued)

On January 19, 2006, the Company received a letter on behalf of Mantra Films, Inc. demanding that the Company pay cash damages of $791,244 as a result of the Company's alleged breach of certain guarantee obligations under an agreement between Cell Phone Entertainment, LLC, Mantra Films, Inc. and the Company (as Guarantor), dated September 30, 2004. Mantra Films, Inc. alleges that Cell Phone Entertainment, LLC and the Company failed to make certain guaranteed minimum license payments due under the agreement. As a result of the alleged failure to make such minimum payments, Mantra Films, Inc. terminated the agreement. The $791,244 demand represents the entire contract amount, including both past due payments and future guaranteed license fees, totaling minimum payments due pursuant to the agreement of $900,000, which amount has been reduced by payments made and certain prepaid insurance premiums in the amount of $108,756. On June 12, 2006, Mantra Films, Inc. filed suit against Cell Phone Entertainment, LLC and the Company in the Superior Court for the State of California, County of Los Angeles (Civil Action File NO. SC090022). Mantra Films, Inc.'s Complaint sets forth the same basic facts discussed above, as well as certain additional facts regarding the alleged failure of the Company to return certain property to Mantra Films, Inc. In its Complaint, Mantra Films, Inc. has asserted claims for breach of contract, conversion, unjust enrichment, specific recovery of personal property accounting and interference with prospective economic advantage. The Complaint seeks damages in the amount discussed above, in addition to certain unspecified damages to be proven at trial. On October 5, 2006, the Company filed a Motion to Compel Arbitration. A hearing on the Motion took place on December 27, 2006 and at the hearing the Court ordered the case to arbitration. The parties agreed to mediate the case prior to commencing arbitration proceedings. On January 12, 2007, the mediation took place, but the parties were unable to come to a successful resolution of the matter. Thereafter, on February 15, 2007, the Company and Cell Phone Entertainment, LLC entered into a settlement agreement with Mantra Films, Inc. and ROAR Productions (as a signatory to the contract at issue in the lawsuit filed by Mantra Films, Inc.). Pursuant to the terms of the settlement agreement, the Company agreed to pay Mantra Films, Inc. the total sum of one hundred and fifty thousand dollars ($150,000), which sum was to be paid in eight (8) equal installments of $18,750, to be allocated between Mantra Films, Inc. and ROAR Productions as solely agreed to by and between Mantra Films, Inc. and ROAR Productions.  All required payments have now been made, and Mantra Films, Inc. and ROAR Productions have filed a dismissal with prejudice of the lawsuit.

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

On or about July 18, 2006, Manhattan Investments, Inc. (“Manhattan”) filed a Complaint against the Company in the United States District Court, Northern District of California (Case No. C-06-4379), alleging that the Company has wrongfully refused to remove the restrictive legend on a stock certificate representing 49,795 shares. The Complaint includes claims for breach of fiduciary and statutory duties, conversion and fraud, and seeks injunctive relief, as well as monetary damages. On October 2, 2006, the Company filed a Motion to Transfer for Improper Venue. The Motion was granted by the Court on November 13, 2006.  On July 23, 2007 (the “Effective Date”) the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with Manhattan.  Pursuant to the Agreement, the parties agreed, among other things, that the Company will issue 850,000 shares of the Company’s common stock, par value $0.001 to Manhattan within seven business days following a determination by the Court that the issuance of such common stock is fair, reasonable, and adequate to Manhattan.  The 850,000 shares of the Company’s common stock will be issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Section 3(a)(10) of the Act.  The Agreement also requires the Company to pay $35,000 to Manhattan within 15 days after the closing of an equity financing transaction, provided that the Company completes such transaction.  In addition, the agreement requires the Company to cause 49,795 shares of the Company’s common stock currently owned by Manhattan to be re-issued without restrictive legends within seven business days of the Effective Date.  In exchange for the payments and actions described above, the Agreement provides for a release of the Company and each of the owners, stockholders, predecessors, successors, directors, officers, employees, representatives, attorneys, subsidiaries, and affiliates of the Company from all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by Manhattan.  The Agreement further provides for a release of Manhattan and each of the trustees, representatives, attorneys and affiliates of Manhattan, and all persons acting by, through, under or in concert with them from any and all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Company.  At September 30, 2007, based on the settlement date of July 23, 2007, the Company accrued a settlement liability and related expense of $332,500 based on the quoted closing trading price of $0.30 per share for the underlying 850,000 common shares in addition to the $35,000 in cash payments.

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Commitments and Contingencies – (continued)

On or about October 20, 2006, Hamouth Family Trust (“Hamouth”) filed a Complaint against the Company in the Court of Chancery of the State of Delaware, in which Hamouth seeks declaratory and injunctive relief, as well as damages in an unspecified amount, related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by Hamouth.  On July 16, 2007 (the “Effective Date”), the Company entered into a General Release and Settlement Agreement (the “Agreement”) with the Hamouth Family Trust and Rene Hamouth (the “Claimant Parties”) related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by the Hamouth Family Trust and a judgment against Rene Hamouth in favor of the Company in the amount of $172,325.32.  Pursuant to the Agreement, the parties agreed, among other things, that the Company will issue 3,000,000 shares of the Company’s common stock, par value $0.001 (the “Settlement Shares”) to the Hamouth Family Trust within six business days following a determination by the Chancery Court that the issuance of such common stock is fair, reasonable, and adequate to the Hamouth Family Trust (the “Judicial Determination”).  The 3,000,000 shares of the Company’s common stock will be issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Section 3(a)(10) of the Act.  In the event the Chancery Court declines to make the Judicial Determination, the Hamouth Family Trust has certain specified registration rights relating to the Settlement Shares.  The Agreement also requires (i) the Company to pay $50,000 to the Hamouth Family Trust on the Effective Date, (ii) the Company to pay $50,000 to the Hamouth Family Trust on the 30th day following the Effective Date, (iii) the Company to pay $300,000 to the Hamouth Family Trust within 30 days after the closing of an equity financing transaction, provided that the Company completes such transaction within 120 days of the Effective Date.  In addition, the agreement requires the Company to (a) cause 800,000 shares of the Company’s common stock currently owned by the Hamouth Family Trust to be re-issued without restrictive legends within six business days of receipt of the certificates representing such shares of common stock and (b) release a judgment in the amount of $172,325.32 it holds against Rene Hamouth.  In exchange for the payments and actions described above, the Agreement provides for a release of the Company and each of the owners, stockholders, predecessors, successors, directors, officers, employees, representatives, attorneys, subsidiaries, and affiliates of the Company from all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Claimant Parties.  The Agreement further provides for a release of the Claimant Parties and each of the trustees, representatives, attorneys and affiliates of the Claimant Parties, and all persons acting by, through, under or in concert with them from any and all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Company.  The Agreement also provides that neither the Company nor the Claimant Parties will file or pursue certain specified claims, grievances, complaints, lawsuits, or arbitrations.  On July 18, 2007, the Chancery Court entered an Order making the above-referenced Judicial Determination. At September 30, 2007, based on the settlement date of July 16, 2007, the Company accrued a settlement liability and related expense of $955,000 based on the quoted trading price of $0.185 per share for the 3,000,000 underlying common shares in addition to the $400,000 in cash payments.

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

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Commitments and Contingencies – (continued)

On September 9, 2006 and February 14, 2007, respectively, the Company received correspondence from Epsom Investment Services, N.V. (“Epsom”) demanding repayment of an alleged outstanding Demand Loan made in 2002 from Epsom to Sharps Eliminations Technologies, Inc. (“Sharps”) in the amount of $50,000 bearing interest at 5%. Epsom claims that the Company agreed to repay this loan on behalf of Sharps. The Company currently does not believe any such amounts are due and owing to Epsom.

On February 28, 2007, the Company filed a Complaint in the United States District Court, North District of Georgia (Case No. 1:07-CV-0503) against Leslie L. Croland, Esq., and Edwards Angell Palmer & Dodge, LLP (“Croland”) the Company's former securities counsel, seeking the recovery of damages as a result of Mr. Croland's professional negligence and breach of fiduciary duties to the Company.  More specifically, the Company seeks to recover compensatory damages for, among other things, losses sustained and attorneys' fees, costs, and expenses and liabilities incurred due to claims asserted by certain investors against the Company, as well as punitive damages, attorneys fees, costs of suit and any other relief the Court deems equitable and just.  On September 26, 2007, the Company and Croland entered into a settlement agreement (the “Agreement”).  Pursuant to the terms of the Agreement, Croland paid the Company $110,000 and agreed to forebear from seeking payment of any and all outstanding legal fees due and owing to Croland from the Company in exchange for, among other things, a dismissal with prejudice of the lawsuit against Croland.  Among other items, the settlement agreement also includes mutual general releases.

On April 18, 2007, MobiTV, Inc. (“MobiTV”) filed a lawsuit in the United States District Court, District of Massachusetts (Case No. 1:07-cv-10755-RGS) against Jeremy De Bonet (“De Bonet”), Skyward Mobile LLC (“Skyward”), and the Company in which MobiTV alleges that the Defendants have (a) infringed MobiTV's United States Patent No. 7,073,178 (“the `178 patent”) entitled “Method and System of Performing Transactions Using Shared Resources and Different Applications”; (b) infringed MobiTV's copyright in software programs entitled “Mobi Radio Encoder”, “Mobi Radio 1 Client” and “Far Reach”; (c) misappropriated trade secrets; and (d) unfairly competed.  MobiTV makes further claims against De Bonet individually for Breach of Contract and Breach of Fiduciary Duty.  MobiTV's claims relate to, among other things, the departure of De Bonet from MobiTV in January 2006; his subsequent formation of Skyward in March 2006; and the joint development of software by Skyward and the Company known as uVuRadio™ and Mobilecasting™.  The Company has now filed an Answer to the Complaint.  The Company intends to vigorously defend against these claims, although there can be no assurances that the Company will be successful.  On November 2, 2007, the Company and MobiTV entered into a settlement agreement.  In exchange for a dismissal without prejudice of the lawsuit, the Company, among other things, represented that it is not currently, directly or indirectly, licensing, selling, deploying or generating any income, revenue or subscribers (“Exploited”) from any technology, design, method, process, plan, software, program, application, component, product or service that was created, conceived, invented, designed, developed, marketed, licensed or offered for sale or license by or in connection with DeBonet and/or Skyward (“Skyward Material”).  The Company has agreed that to the extent it intends to Exploit any of the Skyward Materials in the future, it will notify MobiTV of such intended use in writing no later than thirty (30) days prior to such Exploitation.  If after receiving such a notice from the Company, MobiTV believes the Company’s intended Exploitation of the Skyward Material may infringe MobiTV’s intellectual property, then MobiTV and the Company have agreed to work cooperatively to resolve such concerns for a period of no less than twenty (20) days before MobiTV may initiate any formal legal proceedings against the Company.

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

Index

uVuMobile, Inc
Notes to Consolidated Financial Statements
(Unaudited)

Note 7 – Commitments and Contingencies – (continued)

On November 6, 2007, the Company filed a demand for arbitration against Jeremy DeBonet (“DeBonet”) and Skyward Mobile, LLC\ (“Skyward”) alleging breach of contract, misappropriation of trade secrets, conversion and deceptive trade practices and unfair competition under the statutory and common law of the State of Delaware arising, in part, out of DeBonet/Skyward’s failure to perform their obligations under a technology development agreement between the Company and DeBonet/Skyward.  More specifically, despite repeated demands by the Company that DeBonet/Skyward turn over intellectual property for which the Company has paid over a half million dollars, DeBonet/Skyward have refused to do so.  Furthermore, the Company believes that DeBonet/Skyward have converted the intellectual property at issue through the wrongful exercise of dominion or right of ownership over the Company’s intellectual property in denial of, or inconsistent with the Company’s right as owner.  The Company is asking for:  (a) judgment that DeBonet/Skyward have materially breached the technology development agreement; (b) an order requiring DeBonet/Skyward to perform their obligations under the technology development agreement, and to produce all technology developed under the agreement, or in the alternative, a judgment that the Company is entitled to an award of monetary damages; (c) certain other monetary and declaratory relief.

Except as set forth above, we believe that there are no material litigation matters at the current time. The results of such litigation matters and claims cannot be predicted with certainty, and an adverse outcome in one or more of such matters and claims could have a material adverse impact on our financial position, liquidity, or results of operations.

Note 8 – Related Party Transactions

On July 20, 2007, the Company entered into five Bridge Loan Agreements in the amount of $100,000 each with Glenn Singer, Justin A. Stanley, David Oros, Michael Criden, and John E. Abdo for total proceeds of $500,000 and issued 8.25% promissory notes to all five Directors of the Company.  The loan is evidenced by an unsecured promissory note (the “Note”) which accrues interest at a rate of 8.25% per annum.  Interest and principal on the Note are due in full one hundred and twenty (120) days from the date of the Note.

On August 23, 2007, three former Directors of the Company; Messrs. Abdo, Oros, and Stanley; forgave repayment of their loans to the Company totaling $300,000, as well as all accrued interest on the loans.  For the nine months ended September 30, 2007, the loans to Messrs. Singer and Criden, plus accrued interest, remained outstanding in the amount of $203,300.

Note 9 - Subsequent Events

None

Index

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

On June 21, 2007 the Company announced it has shifted its business model to allow uVuMobile to focus engineering and new business efforts on its business to business mobile platform.  In connection with this shift in the business model the Company has transitioned out of its branded direct to consumer mobile television subscription business.

Recent Developments

None

Index

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

Index

Results of Operations

For the Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

Revenues

Revenues for the three month period ended September 30, 2007 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers and revenues attributable to custom applications. Our revenues increased by approximately $5,600 for the three months ended September 30, 2007 as compared to the same period in 2006. This increase is primarily attributable to our decision to change our focus to hosting services and custom applications.

Broadcast rights

Broadcast rights expense for the three months ended September 30, 2007 were $22,500 as compared to $616,600 for the same period in 2006. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

As a result of the decision to change our focus to a subscription based model, the Company incurred an impairment charge in September 2007 against broadcast rights assets of approximately ($743,000).

Compensation and benefits

Our compensation and benefits expenses decreased by approximately $334,000 for the three months ended September 30, 2007 as compared to the same period in 2006. This decrease is primarily due to the reduction of the staff during the third quarter of 2007.

Consulting and professional fees

Our consulting and professional fees decreased by approximately $241,000 for the three months ended September 30, 2007 as compared to the same period in 2006. This decrease is primarily attributable to legal fees reflected in the three months ended September 30, 2006 which were not incurred in the three months ended September 30, 2007.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $4,800 for the three months ended September 30, 2007 as compared to 2006 is primarily due to reduced costs due to exiting the direct-to-consumer and offset by additional software costs.

Stock-based Compensation

For the three months ended September 30, 2007, we recorded approximately $613,000, as compared to $1,659,000 for the three months ended September 30, 2006, in non-cash, stock-based compensation expense. The decrease in stock-based compensation expense was primarily attributable to a decrease in the number of stock options issued. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

Depreciation

Depreciation expense for the three months ended September 30, 2007 increased by approximately $85,000 when compared to the same period in 2006. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Expense

Interest expense for the three months ended September 30, 2007 and 2006 was approximately $17,000 and $4,800, respectively.  The increase was due to the bridge loans obtained during the third quarter of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities and space at trade shows, and other general and administrative expenses. Our selling, general and administrative costs decreased approximately $208,000 for the three months ended September 30, 2007 when compared to the same period in 2006. This decrease is attributable to a reduction in travel-related expenses including marketing and advertising costs as well as a decrease in Directors’ compensation.

Index

For the Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006

Revenues

Revenues for the nine month period ended September 30, 2007 consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers and revenues attributable to custom applications. Our revenues increased by approximately $339,100 for the nine months ended September 30, 2007 as compared to the same period in 2006. This increase is primarily attributable to revenues generated from custom applications.

Broadcast rights

Broadcast rights expense for the nine months ended September 30, 2007 were $177,000 as compared to $1,775,000 for the same period in 2006. This change is attributable to our decision to change our focus to a subscription based model delivering mobile entertainment services direct to the consumer. This amount reflects the costs associated with acquiring the rights to deliver our mobile entertainment services.

As a result of the decision to change our focus to a subscription based model, the Company incurred an impairment charge for the nine months ended September 2007 against broadcast rights assets of approximately ($1,475,000).

Compensation and benefits

Our compensation and benefits expenses decreased by approximately $319,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. The decrease is attributable to the staff reduction that occurred during the third quarter of 2007.

Consulting and professional fees

Our consulting and professional fees decreased by approximately $1,580,000 for the nine months ended September 30, 2007 as compared to the same period in 2006. This decrease is primarily attributable to fees associated with the consulting agreement with Growth Consultants LLC that was reflected in the nine months ended September 30, 2006 which were not incurred in the nine months ended September 30, 2007.

Data Center

Our data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $39,000 for the nine months ended September 30, 2007 as compared to 2006 is primarily due to a decrease in the costs related to exiting the direct-to-consumer business.

Stock-based Compensation

For the nine months ended September 30, 2007, we recorded approximately $2,966,000, as compared to $3,833,000 for the nine months ended September 30, 2006, in non-cash, stock-based compensation expense. The increase in stock-based compensation expense was primarily attributable to an increase in the number of stock options issued. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants.

Depreciation

Depreciation expense for the nine months ended September 30, 2007 increased by approximately $315,000 when compared to the same period in 2006. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of our services.

Interest Expense

Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $26,700 and ($51,000), respectively.  During the nine months ended September 30, 2006, the Company reversed $53,000 of a previously recorded interest expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of our product and services, lease payments related to the use of our corporate facilities and space at trade shows, and other general and administrative expenses. Our selling, general and administrative costs decreased approximately $814,000 for the nine months ended September 30, 2007 when compared to the same period in 2006.  This decrease is attributable to a reduction in travel-related expenses including marketing and advertising costs as well as a decrease in Directors’ compensation.

Index

Liquidity and Capital Resources and Going Concern

We have incurred recurring losses and negative cash flows since inception. As of and for the nine months ended September 30, 2007, we had an accumulated deficit of $72,781,342, a consolidated net loss of $8,338,711 and consolidated net cash flows used in operations of $4,010,722. As a result, our operations are not an adequate source of cash to fund future operations and these matters raise substantial doubt about our ability to continue as a going concern. To fund our cash requirements, we have relied on private placements of equity and loans from stockholders and other related entities. Our ability to continue our operations is contingent upon obtaining additional financing and attaining profitable operations.

Cash flows generated from operating activities during the year ended December 31, 2006 were not sufficient to offset our operating expenditures. Based on information available regarding our proposed plans and assumptions relating to operations, we anticipate that the net proceeds from our financings in 2007, together with projected cash flow from operations, will not be sufficient to meet our cash requirements for working capital and capital expenditures beyond the fourth quarter of 2007. As a result, it will be necessary for us to secure additional financing to support our operations. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern.

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

On July 31, 2007, the Company filed with the SEC a Current Report on Form 8-K disclosing that, after an evaluation of the Company’s ongoing financial prospects, the Board of Directors of the Company has now, however, determined not to file for Chapter 11 bankruptcy protection.

On August 23, 2007, three former Directors of the Company; Messrs. Abdo, Oros, and Stanley; forgave repayment of their loans to the Company totaling $300,000, as well as all accrued interest on the loans.  For the nine months ended September 30, 2007, the loans to Messrs. Singer and Criden, plus accrued interest, remained outstanding in the amount of $203,300.

Between August 31, 2007 and September 25, 2007, the Company entered into six Bridge Loan Agreements with Jerry Bratton, Ray Jones, Drew Arnold, Chris Carson, Joseph Fitzpatrick and KLC Ventures, Inc. (the “Lenders”) for total proceeds of $212,500 and issued 12% promissory notes to all six Lenders.  The loan is evidenced by a promissory note (the “Note”) which accrues interest at a rate of 12% per annum and Security Agreements between the Company and each of the Lenders (a “Security Agreement”) pursuant to which the Company is granting to the Lenders a lien on substantially all of the Company’s assets (up to $282,625 in aggregate amount between the six Lenders) to secure the repayment of the Note.  As an inducement for the Lenders to make the Bridge Loans, the Company agreed in the Note to issue Warrants granting to the Lender the right to acquire an aggregate of 425,000 shares of the Company’s common stock at an exercise price of $0.10 per share (the “First Warrants”).  The First Warrants will have a five (5) year term and will have other normal and customary provisions, including anti-dilution provisions and registration rights with respect to the underlying shares of common stock.

Index

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

Index

 PART II - OTHER INFORMATION

 Item 1. Legal Proceedings

See Note 7 - Commitments and Contingencies to the Financial Statements included elsewhere in this report which discuss material pending legal proceedings to which the Company is a party and which are incorporated herein by reference.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As is described in Note 7 - Commitments and Contingencies to the Financial Statements, we issued 3,000,000 shares of common stock to the Hamouth Family Trust in connection with a settlement agreement dated July 16, 2007. In addition, we issued 850,000 shares of common stock to Manhattan Investments, Inc. in connection with a settlement agreement dated July 23, 2007.  We did not receive any cash proceeds from the issue of shares of our common stock to Mr. Hamouth and Manhattan Associates.

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

 Item 6. Exhibits

Exhibits
31.1	Certification of the Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Act of 1934.

32.1
Certification of the Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

uVuMobile, INC

By:	/s/ William J. Loughman	Date:	November 13	, 2007
William J. Loughman
President, Interim Chief Executive Officer and Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)

 -24