Form 10-K
period 2007-12-31
uVuMobile, Inc
filed 2008-03-10
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-26809

UVUMOBILE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1962104
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

2160 Satellite Boulevard, Suite 130 Duluth, Georgia	30097
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (678) 417-2000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of Common Stock on the OTC Bulletin Board system on June 29, 2007 of $0.14 was approximately $7,247,845.

As of March 7, 2008, the Registrant had 67,645,299 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference: None.

Unless the context otherwise requires, all references to “uVuMobile,TM” the “Company,” “we,” “us” or “our” refers to uVuMobile, Inc. and its subsidiary. References in this report to annual financial data for uVuMobile refer to fiscal years ended December 31.

General information about uVuMobile can be found at www.uvumobile.com. The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 available free of charge on its Website, as soon as reasonably practicable after they are electronically filed with the SEC. The information on our website is not incorporated into this report.

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-K, including the information incorporated by reference into this Form 10-K, includes forward-looking statements as defined in the Private Securities Reform Act of 1995.  Forward looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology.  These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this Form 10-K.  You should not place undue reliance on these forward-looking statements.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

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

•
our ability to develop, maintain and enhance our strategic relationships with wireless carriers, multi-service operators (MSO’s), handset manufacturers and distributors, key streaming media technology companies and content providers;

•	acquisitions, business combinations, strategic partnerships, divestures, and other significant transactions may involve additional uncertainties;

•	our ability to maintain and execute a successful business strategy; and

•	we may face other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission (“SEC”).

You should also consider carefully the statements under “Risk Factors” and other sections of this Form 10-K, which address additional factors that could cause actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, or factors it is unaware of, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.	Business

uVuMobile, Inc. (hereinafter sometimes referred to as  “uVuMobile™,” the “Company,” “we,” “us,” or “our”) is a provider of video content distribution services and technology.

Incorporated in 1984, the Company acquired OVT, Inc., d/b/a SmartVideo, in November 2002, subsequently changing its name to SmartVideo Technologies, Inc., and in June 2007, the Company changed its name to uVuMobile, Inc.  Although the core business of the Company has remained constant, the Company has changed its focus from distributing business-to-business services to the distribution of video content to consumers.

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

During the fourth quarter of 2006, the Company expanded its product offerings to include a new suite of mobile technology and content solutions, bringing together a myriad of implementation choices, business models and marketing plans. The Company believes these new products will aid its customers that are seeking to capitalize on mobile technology opportunities. These new media services combine TV, radio, and other media platforms with user-friendly personalization, interactivity and targeted advertising.

Our Business Strategy

The Company’s overall goal is to capitalize on the ever increasing demand by consumers for personalized and interactive entertainment in the mobile technology industry.  In connection with this goal, the Company provides its clients with high-quality, interactive media solutions to mobilize their content.  The initial target market includes media and entertainment companies, consumer and retail brands, portals and user oriented communities.

Key Initiatives

In order to be successful with the Company’s business strategy, it is focusing on the following key initiatives:

Increase Sales of our Products – The Company believes that improvement in the following areas will facilitate increased sales of its products: 1) Implementation of diverse and effective distribution programs; 2) Increasing its marketing resources and 3) Continuing to develop exciting new media solutions.

Technology Leadership – The Company believes that technological leadership will play an important role in its ability to introduce services that are customer-friendly at a reduced cost. The Company intends to continue developing its core technology, with particular interest in new media services that combine TV, radio and other media with user-friendly personalization and interactivity.

Expand the Number of Compatible Handsets – The Company’s products and services are compatible with Microsoft Windows Mobile O/S, Symbian O/S, J2ME and Palm wireless handsets, representing about 35 % of the U.S. market and all Windows O/S PDA devices, which comprise about 85% of all PDA handsets.  The Company intends to expand its market opportunity by expanding the compatibility of its products and services with additional handset types and operating systems.

Key Strengths

Core Technology – The Company has developed a core technology platform that is optimized for the efficient utilization of Internet bandwidth in conjunction with streaming video. The Company believes that it delivers the highest quality video stream for any given Internet bandwidth utilized.

Adaptability – The Company believes that it can develop custom applications to meet the requirements of a variety of application segments and integrate feature sets core to each of these platforms delivering comprehensive turnkey solutions for a variety of mobile applications.

Compatibility – The Company believes that it has a technological infrastructure that is compatible with nearly all data network configurations, Wi-Fi data networks, and a significant number of handset models.

High-Quality Picture and Sound – The Company believes its programming provides customers with high quality video for a given bandwidth. The Company believes that its live linear video feed compares favorably to download-and-play technology, without the extended wait time for the download to complete. This reduced wait time and high quality provide a significant competitive advantage. The Company believes that quality is a key differentiation between its service and all competing services.

Product Offerings

uVuMobile’s principal business is characterized by the following product offerings:

Mobile Video Hosting Services - The Company has developed one of the leading Mobile Content Delivery Networks (CDNs) in the digital media delivery services industry. The Company believes that no other CDN can match its performance in delivering high quality digital media over wireless networks. The Company's mobile hosting and streaming solutions enable the distribution of content to mobile users on any carrier network and to multiple types of compatible devices. In addition to providing content management, encoding, hosting, streaming and reporting services for Live, Simulated Live or Video-on-Demand (VOD), it also provides the following value added services:

•	Multiple Billing Services - includes credit card, carrier direct bill and carrier PSMS (Premium Short Message Service)

•	Advertising Support - includes ad serving in streams, support of integration with mobile networks

•	Client Application Development - standard and custom application support

•	Content Services - The Company can sub-license to customers unique and compelling content packages

uVuRadio - The Company has developed and intends to market an innovative interactive mobile platform for the next generation of digital radio. The Company plans to combine innovative ground-breaking technology with content to create an interactive radio service for mobile data devices. The Company believes that this product will help revolutionize the radio industry, bringing what it believes to be some of the best terrestrial radio content combined with advanced mobile application features to wireless users.

The Company has developed a digital media solution that integrates local and syndicated terrestrial and Internet radio programming with IP communications and the rich media capabilities of mobile devices, delivering an exciting user experience that it believes will extend radio far beyond broadcast audio into a fully mobile and interactive multimedia experience.

Mobile Media Solutions - The Company provides a comprehensive turnkey solution for a variety of mobile applications delivering client and browser based applications across all major mobile platforms which include J2ME, BREW, Windows Mobile, Palm and WAP/xHTML. The Company can develop applications to meet the requirements of a variety of application segments and integrate feature sets core to each of these segments including:

•	Multimedia - pictures, music, movies, interactive text messaging, etc.

•	Commerce - mobile shopping, location based services, cross-promotional marketing, etc.

•	Communications - mobile IM, mobile e-mail, etc.

Subscription Figures

As of December 31, 2007, the Company had approximately 23,000 subscribers for all of its subscription packages.

Competition

The mobile entertainment industry is still in the early stage in its development cycle, with each competitor offering distinctive services and distinctive business models.  Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, wireless companies, Direct-to-Home (DTH) companies, Regional Bell Operating Companies (RBOCs) and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources than it has. However, the Company believes that the quality and variety of video, audio, interactive programming, access to service, customer service and price are the key elements for gaining and maintaining market share.

Wireless Carriers – The Company faces substantial competition in the mobile video industry from cellular telephone companies. Most cellular carriers have a large, established customer base, and many have significant investments in companies that provide programming content. It is unclear whether a carrier developed and deployed product will be a long-term player in this market, or whether the carrier will co-brand and adopt the services of a content aggregator who provides a high value-added service and delivery infrastructure.

Content Aggregators – The Company encounters competition in the mobile video industry from third-party content aggregators. These content aggregators perform services similar to it.

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

Employees

As of February 26, 2008, the Company had a staff of 14 employees and consultants.  The Company believes that its employee relations are good.  None of the Company’s employees are represented by labor unions.

Segment Reporting

The Company has been operated and evaluated by management as a single operations segment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131 - “Disclosures about Segments of an Enterprise and Related Information.”

Seasonality and Backlog

uVuMobile’s business is not subject to significant seasonal fluctuations. There are no material backlogs in its business.

Recent Developments

On February 13, 2008, the Company received the consent of a majority of the outstanding holders of record of its common stock, par value $0.001 per share, the Company’s Series A-1 Convertible Preferred Stock, par value $0.001 per share, and the Company’s Series B Convertible Preferred Stock, par value $0.001 per share, to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 shares to 300,000,000 shares.  The amendment to the Certificate of Incorporation became effective on February 13, 2008, upon the filing of the Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware.

Item 1A.	Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing the Company. Additional risks not presently known to the Company or that it currently believes are immaterial may also impair its business operations. The Company’s business could be harmed by any of these risks. The trading price of its common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this report, including our consolidated financial statements and related notes.

Risks Related to The Company’s Business

uVuMobile’s independent auditor’s report contains a going concern qualification, and the Company continues to experience losses from operations.

The report of the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2007, contains an explanatory paragraph which states that the Company has suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The Company has incurred substantial net losses of $19,740,274, $24,488,876 and $8,841,345 for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company has used the proceeds received from private placements conducted in March, November and December 2005, July 2006 and December 2007 for the acquisition of programming rights, marketing and sales initiatives, and further improvements to its technology, as well as to increase staffing levels to support these marketing and technology efforts, all of which will adversely affect operating results until revenues from sales of its services reach a level at which operating costs can be supported. In the Company’s efforts to strengthen its marketing and sales initiatives of the distribution of its services, it is critical that the Company obtain distribution partners in order to begin generating revenues.

The Company did not generate cash flows from operating activities during 2007 sufficient to offset its operating expenditures. Based on the information currently available regarding its proposed plans and assumptions relating to operations, the Company anticipates that the net proceeds from its last financing in 2007, together with projected cash flow from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond the second quarter of 2008. As a result, it will be necessary for the Company to secure additional financing to support its operations. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. The Company currently has no firm commitments for any additional capital.

uVuMobile has a limited operating history and insufficient revenue to generate positive cash flows from its operations.

The Company formally launched its Internet based products and services in 2003. To date, it has earned only minimal revenue from these services and the revenue is presently insufficient to generate positive cash flows from its operations. Additionally, the income potential of its business and from its markets is unproven. Because of the emerging nature of the mobile entertainment industry, its executives have limited experience in it. As a young company operating in an emerging market, uVuMobile face risks and uncertainties relating to its ability to implement its business plan successfully. The Company’s future revenues and success depend significantly upon acceptance of its mobile entertainment services and the mobile entertainment industry as a whole. The Company’s future revenues and success also depend on the development of revenue growth from its services. The Company’s ability to successfully introduce new services and the expected benefits to be obtained from these new services may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, and competitive factors or other events beyond its control. The Company incurred operating losses in fiscal 2007 and cannot be assured that it will successfully market any services, or operate profitably in the future.

The Company’s quarterly financial results will continue to fluctuate, making it difficult to forecast its operating results.

The Company’s quarterly operating results have fluctuated in the past, and it expects its revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are beyond its control, including:

•	variability in demand and usage for its product and services;

•	market acceptance of new and existing services offered by the Company, its competitors and potential competitors; and

•	governmental regulations affecting the use of the Internet, including regulations concerning intellectual property rights and security features.

The Company’s current and future levels of expenditures are based primarily on its growth plans and estimates of expected future revenues. Such expenditures are primarily fixed in the short-term and its sales cycle can be lengthy. Accordingly, the Company may not be able to adjust spending or generate new revenue sources timely to compensate for any shortfall in revenues. If the Company’s operating results fall below the expectation of investors, its stock price will likely decline significantly.  In addition, potential fluctuations in its operating results could lead to fluctuations in the market price for its common stock.

Since the Company expects to continue incurring net losses, it may not be able to implement its business strategy and the price of its stock may decline.

As of December 31, 2007, the Company had an accumulated deficit of $73,533,077. The Company has incurred net losses quarterly from inception through December 31, 2007, and it expects to continue to incur net losses for the foreseeable future.

Accordingly, the Company’s ability to operate its business and implement its business strategy may be hampered by negative cash flows in the future, and the value of its stock may decline as a result. The Company’s capital requirements may vary materially from those currently planned if, for example, the Company incurs unforeseen capital expenditures or unforeseen operating expenses or make investments to maintain its competitive position.  If this is the case, the Company may have to delay or abandon some or all of its development plans or otherwise forego market opportunities. The Company will need to generate significant additional revenues to be profitable in the future, and it may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future. To address the risks and uncertainties facing its business strategy, the Company must, among other things:

•	achieve broad customer adoption and acceptance of its products and services;

•	successfully raise additional capital in the future;

•	successfully integrate, leverage and expand its sales force;

•	successfully scale its current operations;

•	implement and execute its business and marketing strategies;

•	address intellectual property rights issues that affect its business;

•	develop and maintain strategic relationships to enhance the development and marketing of its existing and new products and services; and

•	respond to competitive developments in the mobile entertainment services industry.

The Company may not be successful in achieving any or all of these business objectives in a cost-effective manner, if at all, and the failure to achieve these could have a serious adverse impact on its business, results of operations and financial position. Each of these objectives may require significant additional expenditures on its part. Even if the Company ultimately does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

The Company’s failure to respond to rapid changes in technology and its applications and intense competition in the mobile entertainment services industry products could make its services obsolete.

The mobile entertainment services industry is subject to rapid and substantial technological development and product innovations. To be successful, the Company must respond to new developments in technology, new applications of existing technology and new treatment methods. The Company’s response may be stymied if it requires, but cannot secure, rights to essential third-party intellectual property. The Company competes against numerous companies offering alternative systems, some of which have greater financial, marketing and technical resources to utilize in pursuing technological development. The Company’s financial condition and operating results could be adversely affected if its mobile entertainment services fail to compete favorably with these technological developments, or if it fails to be responsive in a timely and effective manner to competitors’ new services or price strategies.

The Company’s success is dependent on the performance and retention of its executive officers, consultants and key employees.

The Company’s business and operations are substantially dependent on the performance of its executive officers and key employees, including William Loughman, Scott Hughes and Ronald A. Warren. The Company does not maintain “key person” life insurance on any of its executive officers. The loss of one or several executives could seriously harm its business. Any reorganization or reduction in the size of its employee base could harm its ability to attract and retain other valuable employees critical to the success of its business.

The Company’s mobile entertainment services and any of its future services may fail to gain market acceptance, which would adversely affect its competitive position.

The Company has not conducted any independent studies with regard to the feasibility of its proposed business plan, present and future business prospects and capital requirements. The Company has generated limited commercial distribution for its mobile entertainment services. The Company’s services may fail to gain market acceptance and its infrastructure to enable such expansion is still limited. Even if adequate financing is available and its services are ready for market, it cannot be certain that its services will find sufficient acceptance in the marketplace to fulfill its long and short-term goals. Failure of its services to achieve market acceptance would have a material adverse effect on its business, financial condition and results of operations.

The Company depends on a limited number of customers and distribution channels for a majority of its revenues so the loss of, or delay in payment from one or a small number of customers or distribution channel partners could have a significant impact on its revenues and operating results.

During 2007, the Company experienced a shift from a business-to-business model to a subscription-based model reducing much of its reliance on revenues from related parties.  The Company is in the process of developing relationships with distribution channel partners to increase the size of its customer base. The Company cannot successfully accomplish its business objectives by relying solely on its existing customer base. If the Company is unsuccessful in increasing and broadening its customer base, its ability to maintain and grow its business will suffer.

Average selling prices of the Company’s products and services may decrease, which may harm its gross margins.

The average selling prices of the Company’s products and services may be lower than expected as a result of competitive pricing pressures and promotional programs. The Company expects to experience pricing pressure and anticipates that the average selling prices and gross margins for its products may decrease over product life cycles. The Company may not be successful in developing and introducing on a timely basis new products with enhanced features and services that can be sold at higher gross margins.

The Company may face third-party intellectual property infringement claims and other related claims that could severely impact its business.

It may be alleged that the Company is liable to third-parties for certain legal matters relating to video, music, software, and other content that it encodes, distributes, or makes available to its customers if, among other things:

•	the content or the performance of its services violates third-party copyright, trademark, or other intellectual property rights;

•	its customers violate the intellectual property rights of others by providing content to the Company or by having it perform digital media services; or

•	content that the Company encodes or otherwise handles for its customers is deemed obscene, indecent, or defamatory.

Any alleged liability could damage its business by damaging its reputation, requiring the Company to incur legal costs in defense, exposing it to awards of damages and costs and diverting management’s attention, all which could have an adverse effect on its business, results of operations and financial condition. The Company’s customers generally agree to hold the Company harmless from claims arising from their failure to have the right to encode or distribute multimedia software and other content given to the Company for that purpose. However, in some cases the Company may not be able to obtain such agreements or customers may contest this responsibility or not have sufficient resources to defend claims. In addition, the Company has limited insurance coverage for claims of this nature and may not be able to cover losses above its insurance coverage limits.

Because the Company hosts, streams and deploys audio and video content on or from its Websites for customers and provide services related to digital media content, it faces potential liability or alleged liability for negligence, infringement of copyright, patent, or trademark rights, defamation, indecency and other claims based on the nature and content of the materials. Claims of this nature have been brought and sometimes successfully made against content distributors. In addition, the Company could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage or any alleged liability could harm the Company’s business.

The Company cannot be certain that third-parties will not claim infringement by it with respect to past, current, or future technologies. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in its industry segment grows. In addition, these risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require the Company to enter into royalty or licensing agreements, and the Company cannot be sure that it will have adequate insurance coverage or that royalty or licensing agreements will be made available on terms acceptable to it or at all.

The Company cannot be certain that it will be able to protect its intellectual property, which could harm its business.

The Company’s intellectual property is critical to its business, and it seeks to protect its intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in its customer, supplier, potential investors, and strategic relationship agreements, nondisclosure agreements with third-parties, and invention assignment agreements with its employees and contractors. The Company cannot be certain that measures it takes to protect its intellectual property will be successful or that third-parties will not develop alternative solutions that do not infringe upon its intellectual property.

Further, the Company plans to offer its mobile entertainment services and applications to customers worldwide including customers in foreign countries that may offer less protection for its intellectual property than the United States. The Company’s failure to protect against misappropriation of its intellectual property, or claims that it is infringing the intellectual property of third-parties could have a negative effect on its business, results of operations and financial condition.

The Company will rely on strategic relationships to promote its services and for access to licensed technology; if the Company fails to develop, maintain or enhance these relationships, its ability to serve its customers and develop new services and applications could be harmed.

The Company’s ability to provide its services to users of multiple technologies and platforms depends significantly on its ability to develop, maintain or enhance its strategic relationships with wireless carriers, handset distributors, key streaming media technology companies and content providers. The Company will rely on these relationships for licensed technology and content. Obtaining comprehensive multimedia content licenses is challenging, as doing so may require the Company to obtain copyright licenses with various third-parties in the fragmented multimedia recording and publishing industries. These copyrights often address differing activities related to the delivery of digital media, including reproduction and performance, some of which may require separate licensing arrangements from various rights holders such as publishers, content providers, artists and record labels. The effort to obtain the necessary rights by such third-parties is often significant, and could disrupt, delay, or prevent the Company from executing its business plans. Because of the large number of potential parties from which the Company must obtain licenses, it may never be able to obtain a sufficient number of licenses to allow it to provide services that will meet its customers’ expectations.

Due to the evolving nature of its industry, the Company will need to develop additional relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom it does not have pre-existing relationships. The Company cannot be certain that it will be successful in developing new relationships or that its partners will view these relationships as significant to their own business, or that its partners will continue their commitment to the Company in the future. If the Company is unable to maintain or enhance these relationships, it may have difficulty strengthening its technology development and increasing the adoption of its brand and services.

Competition may decrease the Company’s market share, revenues, and gross margins.

The Company faces intense and increasing competition in the multimedia broadcast market. If it does not compete effectively or if it experiences reduced market share from increased competition, its business will be harmed.  In addition, the more successful the Company is in the emerging market for multimedia broadcast services, the more competitors are likely to emerge. The Company believes that the principal competitive factors in its market include:

•	service functionality, quality and performance;

•	ease of use, reliability and security of services;

•	establishing a significant base of customers and distribution partners;

•	ability to introduce new services to the market in a timely manner;

•	customer service and support; and

•	pricing.

Although the Company does not currently compete against any one entity with respect to all aspects of multimedia broadcast products and services, there are various competitors that provide various products and services in the following categories:

•	collaboration, which provides for document and application sharing as well as user interactivity;

•	live video and streaming multimedia;

•	hosted services;

•	training, which provides e-learning applications; and

•	on-premise software.

There are a number of companies, such as Verizon, Sprint and MobiTV, among others, that provide outsourced digital media services. As the multimedia broadcast market continues to develop, the Company expects to see increased competition from traditional telecommunication service providers or resellers of those services. The Company also faces competition from the in-house encoding services, streaming networks and content management systems and encoding services.

All of the Company’s competitors have substantially more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than it does. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than the Company can.  The Company’s competitors may develop products and service offerings that it does not offer or that are more sophisticated or more cost effective than its own. For these and other reasons, its competitors’ products and services may achieve greater acceptance in the marketplace than its own, limiting the Company’s ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. The Company’s failure to adequately address any of the above factors could harm its business and operating results.

The Company’s industry is experiencing consolidation that may intensify competition.

The multimedia broadcast services industries are undergoing substantial change that has resulted in increasing consolidation and a proliferation of strategic transactions. Many companies in these industries have been going out of business or are being acquired by larger entities. As a result, the Company is increasingly competing with larger competitors that have substantially greater resources than it does.  The Company expects this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm it in a number of ways.  For example:

•
competitors could acquire or enter into relationships with companies with which the Company has strategic relationships and discontinue its relationship, resulting in the loss of distribution opportunities for its products and services or the loss of certain enhancements or value-added features to its products and services;

•
competitors could obtain exclusive access to desirable multimedia content and prevent that content from being available in certain formats, thus decreasing the use of the Company’s products and services to distribute and experience the content that audiences most desire, and hurting its ability to attract customers;

•	a competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with the Company’s products and services; and

•
other companies with related interests could combine to form new, formidable competition, which could preclude the Company from obtaining access to certain markets or content, or which could dramatically change the market for its products and services.

Any of these results could put the Company at a competitive disadvantage that could cause it to lose customers, revenue and market share. They could also force the Company to expend greater resources to meet the competitive threat, which could also harm its operating results.

If the Company fails to enhance its existing services and product applications or develop and introduce new multimedia broadcast services, applications and features in a timely manner to meet changing customer requirements and emerging industry trends or standards, its ability to grow its business will suffer.

The market for multimedia broadcast service solutions is characterized by rapidly changing technologies and short product life cycles. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the new Internet, networking, streaming media, or telecommunications technologies or other technological changes could require the Company to incur substantial expenditures to modify or adapt its operating practices or infrastructure. The Company’s future success will depend in large part upon its ability to:

•	identify and respond to emerging technological trends in the market;

•	enhance its products by adding innovative features that differentiate its digital media services and applications from those of its competitors;

•	acquire and license leading technologies;

•	bring multimedia broadcast services and applications to market and scale our business on a timely basis at competitive prices; and

•	respond effectively to new technological changes or new product announcements by others.

The Company will not be competitive unless it continually introduces new services and applications or enhancements to existing services and applications that meet evolving industry standards and customer needs. In the future, the Company may not be able to address effectively the compatibility and operability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for it to remain competitive are inherently complex, require long development schedules and are dependent in some cases on sole source suppliers. The Company will be required to continue to invest in research and development in order to attempt to maintain and enhance its existing technologies and products, but it may not have the funds available to do so. Even if the Company has sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced services and applications can be ascertained. Revenue from future services and applications or enhancements to services and applications may not be sufficient to recover the associated development costs.

The technology underlying the Company’s services and applications is complex and may contain unknown defects that could harm its reputation, result in product liability or decrease market acceptance of its services and applications.

The technology underlying the Company’s multimedia broadcast services and applications is complex and includes software that is internally developed and software licensed from third-parties. These software products may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. The Company may not discover software defects that affect its current or new services and applications or enhancements until after they are sold. Furthermore, because its digital media services are designed to work in conjunction with various platforms and applications, the Company is susceptible to errors or defects in third-party applications that can result in a lower quality product for its customers. Because its customers depend on the Company for digital media management, any interruptions could:

•	damage its reputation;

•	cause its customers to initiate product liability suits against the Company;

•	decrease its product development resources;

•	cause the Company to lose revenues; and

•	delay market acceptance of its digital media services and applications.

The Company’s business will suffer if its systems fail or its third-party facilities become unavailable.

A reduction in the performance, reliability and availability of the Company’s systems and network infrastructure may harm its ability to distribute its products and services to its customers and other users, as well as harm its reputation and ability to attract and retain customers and content providers. The Company’s systems and operations are susceptible to, and could be damaged or interrupted by, outages caused by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. The Company may not have any redundancy in its Internet multimedia broadcasting facilities and therefore any damage or destruction to these would significantly harm its multimedia broadcasting business. The Company’s systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt its computer systems, Websites and network communications. This could lead to slower response times or system failures.

The Company’s operations also depend on receipt of timely feeds from its content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt its operations.  The Company also depends on Web browsers, ISPs and online service providers to provide access over the Internet to its product and service offerings. Many of these providers have experienced significant outages or interruptions in the past, and could experience outages, delays and other difficulties due to system failures unrelated to its systems. These types of interruptions could continue or increase in the future.

The Company’s digital distribution activities are managed by sophisticated software and computer systems.  The Company must continually develop and update these systems over time as its business and business needs grow and change; these systems may not adequately reflect the current needs of its business.  The Company may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services, customers, users, advertisers or content providers. If the Company suffers sustained or repeated interruptions, its products, services and Websites could be less attractive to such entities or individuals and its business could be harmed.

Significant portions of its business are dependent on providing customers with efficient and reliable services to enable customers to broadcast content to large audiences on a live or on-demand basis.  The Company operations are dependent in part upon transmission capacity provided by third-party telecommunications network providers. Any failure of such network providers to provide the capacity it requires may result in a reduction in, or interruption of, service to its customers. If the Company does not have access to third-party transmission capacity, it could lose customers and, if the Company is unable to obtain such capacity on terms commercially acceptable, its business and operating results could suffer.

The Company’s computer and communications infrastructure is located at a single leased facility in Atlanta, Georgia.  The Company does not have fully redundant systems, and it may not have adequate business interruption insurance to compensate it for losses that may occur from a system outage. Despite its efforts, the Company’s network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm its business, operating results and reputation.

Government regulation could adversely affect the Company’s business prospects.

The Company does not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, and retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws are developed and are interpreted by the judicial system, they could have the effect of:

•	increasing the Company’s costs due to new or changes in tax legislation;

•	limiting the growth of the Internet;

•	creating uncertainty in the marketplace that could reduce demand for its products and services;

•	limiting its access to new markets which may include countries and technology platforms;

•	increasing its cost of doing business;

•	exposing the Company to significant liabilities associated with content distributed or accessed through its products or services; or

•	leading to increased product and applications development costs, or otherwise harming its business.

Specifically with respect to one aspect of copyright law, on October 28, 1998, the Digital Millennium Copyright Act (or “DMCA”) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, depending on the Company’s future business activities, the Company and its customers may be required to pay licensing fees in connection with digital sound recordings it delivers or its customers provide on their Website and through retransmissions of radio broadcasts and/or other audio content.

Because of this rapidly evolving and uncertain regulatory environment, both domestically and internationally, the Company cannot predict how existing or proposed laws and regulations might affect its business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing digital music. These laws and regulations could harm the Company by subjecting it to liability or forcing it to change its business.

The Company’s stock price has been and continues to be volatile.

The market price for the Company’s common stock could fluctuate due to various factors. These factors include:

•	announcements regarding developments in its business, acquisitions and financing transactions;

•	announcements by the Company or its competitors of new contracts, technological innovations or new products;

•	changes in government regulations;

•	fluctuations in its quarterly and annual operating results; and

•	general market conditions.

In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of the Company’s common stock.

The Company needs to raise additional capital in the future, and if it is unable to secure adequate funds on terms acceptable to the Company, it will be unable to execute its business plan and current stockholders may experience significant dilution.

As of December 31, 2007, the Company had approximately $1,078,000 in cash.  The Company’s anticipates, based upon its proposed plans and assumptions relating to operations that the net proceeds of approximately $2 million from the closing of its most recent financing in December 2007, together with revenues generated from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond the second quarter of 2008. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to pursue its business objectives or remain in operation. This could seriously harm its business, results of operations and financial condition.

If the Company does not secure substantial additional funding to meet its capital needs through the incurrence of debt, it may have to issue additional shares of common stock or other securities convertible into shares of its common stock. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of its current stockholders will be reduced and these securities may have rights and preferences superior to that of its current stockholders. If the Company raises capital through debt financing, it may be forced to accept restrictions affecting its liquidity, including restrictions on its ability to incur additional indebtedness or pay dividends.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company currently subleases approximately 4,500 square feet of office space at 2160 Satellite Boulevard, Suite 130, Duluth, GA 30097. The office space currently serves as its corporate headquarters located in Duluth, Georgia. The Company pays monthly rent of approximately $6,528 per month on a sub-lease which terminates on December 31, 2009.

Item 3.	Legal Proceedings

From time-to-time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. The Company's management evaluates the exposure to these claims and proceedings individually and in the aggregate and allocates additional monies for potential losses on such litigation if it is possible to estimate the amount of loss and determine if the loss is probable.

On or about April 6, 2004, Rene Hamouth filed a Writ of Summons in the Supreme Court of British Columbia (Case No. SO41955) against the Company, its former chief executive officer and director, Richard E. Bennett, Jr. and its former securities counsel, Edwards & Angell, LLP, a predecessor to Edwards Angell Palmer & Dodge LLP, seeking an unspecified amount of damages and costs for alleged libel of Mr. Hamouth resulting from two letters to his stockbroker, First Associates Investments, Inc. The Company and the other defendants have made an appearance in the court through respective legal counsel. On June 29, 2004, Mr. Hamouth filed an Amended Statement of Claim with the court. On November 19, 2004, the Court of Appeal for British Columbia granted Edwards Angell Palmer & Dodge LLP the right to appeal a chambers judge's decision that the alleged libelous correspondence in question is covered by absolute privilege and granted a stay of the proceeding pending the outcome of the appeal. The appeal was heard in February 2005. On March 30, 2005, the court granted the appeal and dismissed the claim against Edwards Angell Palmer & Dodge LLP. Since the court's entry of judgment in the appeal and to the Company’s knowledge, Mr. Hamouth has taken no further steps to pursue his claims against the Company or Mr. Bennett.  On July 16, 2007, the Company entered into a General Release and Settlement Agreement with the Hamouth Family Trust and Rene Hamouth.  (See October 20, 2006 Hamouth litigation paragraph below describing the settlement agreement.)

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of uVuMobile, Inc., announced its intention to bring legal action in the form of a mediation/arbitration against the Company in regard to its alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of its products. The dispute includes claims of SVEL that the Company had anticipatorily breached its agreement with SVEL, thus allegedly inhibiting the development of SVEL's business utilizing the Company’s technology on an exclusive basis in 25 countries throughout the European Union. The Company contends that it had the right to terminate the agreement because of breaches by SVEL. On or about December 13, 2006, SVEL filed its Statement of Claim with the American Arbitration Association. The Company filed its response to the Statement of Claim on or about January 22, 2007. The parties have now agreed to mediate the matter prior to proceeding with arbitration. The mediation, which was set for October 23, 2007, has been postponed indefinitely.

On or about July 18, 2006, Manhattan Investments, Inc. (“Manhattan”) filed a Complaint against the Company in the United States District Court, Northern District of California (Case No. C-06-4379), alleging that the Company has wrongfully refused to remove the restrictive legend on a stock certificate representing 49,795 shares. The Complaint includes claims for breach of fiduciary and statutory duties, conversion and fraud, and seeks injunctive relief, as well as monetary damages. On October 2, 2006, the Company filed a Motion to Transfer for Improper Venue. The Motion was granted by the Court on November 13, 2006.  On July 23, 2007 (the “Effective Date”) the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with Manhattan.  Pursuant to the Agreement, the parties agreed, among other things, that the Company will issue 850,000 shares of the Company’s common stock, par value $0.001 to Manhattan within seven business days following a determination by the Court that the issuance of such common stock is fair, reasonable, and adequate to Manhattan (the “Judicial Determination”).  The 850,000 shares of the Company’s common stock will be issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Section 3(a)(10) of the Act.  The Agreement also requires the Company to pay $35,000 to Manhattan within 15 days after the closing of an equity financing transaction, provided that the Company completes such transaction.  In addition, the agreement requires the Company to cause 49,795 shares of the Company’s common stock currently owned by Manhattan to be re-issued without restrictive legends within seven business days of the Effective Date.  In exchange for the payments and actions described above, the Agreement provides for a release of the Company and each of the owners, stockholders, predecessors, successors, directors, officers, employees, representatives, attorneys, subsidiaries, and affiliates of the Company from all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by Manhattan.  The Agreement further provides for a release of Manhattan and each of the trustees, representatives, attorneys and affiliates of Manhattan, and all persons acting by, through, under or in concert with them from any and all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Company.  On July 24, 2007, the United States District Court entered an Order making the above-referenced Judicial Determination. At September 30, 2007, based on the settlement date of July 23, 2007, the Company accrued a settlement liability and related expense of $332,500 based on the quoted closing trading price of $0.35 per share for the underlying 850,000 common shares in addition to the $35,000 in cash payments.

On or about October 20, 2006, Hamouth Family Trust (“Hamouth”) filed a Complaint against the Company in the Court of Chancery of the State of Delaware, in which Hamouth seeks declaratory and injunctive relief, as well as damages in an unspecified amount, related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by Hamouth.  On July 16, 2007 (the “Effective Date”), the Company entered into a General Release and Settlement Agreement (the “Agreement”) with the Hamouth Family Trust and Rene Hamouth (the “Claimant Parties”) related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by the Hamouth Family Trust and a judgment against Rene Hamouth in favor of the Company in the amount of $172,325.  Pursuant to the Agreement, the parties agreed, among other things, that the Company will issue 3,000,000 shares of the Company’s common stock, par value $0.001 (the “Settlement Shares”) to the Hamouth Family Trust within six business days following a determination by the Chancery Court that the issuance of such common stock is fair, reasonable, and adequate to the Hamouth Family Trust (the “Judicial Determination”).  The 3,000,000 shares of the Company’s common stock will be issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Section 3(a)(10) of the Act.  In the event the Chancery Court declines to make the Judicial Determination, the Hamouth Family Trust has certain specified registration rights relating to the Settlement Shares.  The Agreement also requires (i) the Company to pay $50,000 to the Hamouth Family Trust on the Effective Date, (ii) the Company to pay $50,000 to the Hamouth Family Trust on the 30th day following the Effective Date, (iii) the Company to pay $300,000 to the Hamouth Family Trust within 30 days after the closing of an equity financing transaction, provided that the Company completes such transaction within 120 days of the Effective Date.  In addition, the agreement requires the Company to: (a) cause 800,000 shares of the Company’s common stock currently owned by the Hamouth Family Trust to be re-issued without restrictive legends within six business days of receipt of the certificates representing such shares of common stock and (b) release a judgment in the amount of $172,325 it holds against Rene Hamouth.  In exchange for the payments and actions described above, the Agreement provides for a release of the Company and each of the owners, stockholders, predecessors, successors, directors, officers, employees, representatives, attorneys, subsidiaries, and affiliates of the Company from all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Claimant Parties.  The Agreement further provides for a release of the Claimant Parties and each of the trustees, representatives, attorneys and affiliates of the Claimant Parties, and all persons acting by, through, under or in concert with them from any and all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Company.  The Agreement also provides that neither the Company nor the Claimant Parties will file or pursue certain specified claims, grievances, complaints, lawsuits, or arbitrations.  On July 18, 2007, the Chancery Court entered an Order making the above-referenced Judicial Determination. The Company accrued a settlement liability and related expense of $955,000 based on the quoted trading price of $0.185 per share for the 3,000,000 underlying common shares in addition to the $400,000 in cash payments. During 2007, the Company made cash payments totaling $100,000 to Mr. Hamouth pursuant to the Settlement Agreement dated July 16, 2007.  On February 25, 2008, the Company entered into a General Release and Settlement Agreement (the “Agreement”) with Mr. Hamouth for the third and final payment of $300,000.  Pursuant to the Agreement dated February 25, 2008, in lieu of cash the Company agreed to issue 4,687,000 shares of the Company’s common stock in full and complete satisfaction of any and all obligations of the Company concerning the third payment of $300,000.

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

On November 6, 2007, the Company filed a demand for arbitration against Jeremy DeBonet (“DeBonet”) and Skyward Mobile, LLC (“Skyward”) alleging breach of contract, misappropriation of trade secrets, conversion and deceptive trade practices and unfair competition under the statutory and common law of the State of Delaware arising, in part, out of DeBonet/Skyward’s failure to perform their obligations under a technology development agreement between the Company and DeBonet/Skyward.  More specifically, despite repeated demands by the Company that DeBonet/Skyward turn over intellectual property for which the Company has paid over $500,000, DeBonet/Skyward have refused to do so.  Furthermore, the Company believes that DeBonet/Skyward have converted the intellectual property at issue through the wrongful exercise of dominion or right of ownership over the Company’s intellectual property in denial of, or inconsistent with the Company’s right as owner.  The Company is asking for:  (a) judgment that DeBonet/Skyward have materially breached the technology development agreement; (b) an order requiring DeBonet/Skyward to perform their obligations under the technology development agreement, and to produce all technology developed under the agreement, or in the alternative, a judgment that the Company is entitled to an award of monetary damages; (c) certain other monetary and declaratory relief.

Except as set forth above, the Company believes that there are no material litigation matters at the current time. The results of such litigation matters and claims cannot be predicted with certainty, and an adverse outcome in one or more of such matters and claims could have a material adverse impact on the Company’s financial position, liquidity, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market For The Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Trading History

The Company’s common stock has been listed for trading on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board, or the OTC Bulletin Board, under the symbol “UVUM.OB” since June 4, 2006. The following is a summary of the high and low closing prices of its common stock on the OTC Bulletin Board during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in the Company’s common stock has not been extensive and such trades should not be characterized as constituting an active trading market.

	Closing Sale Price
	High	Low
Year Ending December 31, 2007
First Quarter	$1.14	$0.27
Second Quarter	$0.40	$0.11
Third Quarter	$0.41	$0.04
Fourth Quarter	$0.15	$0.07

Year Ending December 31, 2006
First Quarter	$5.80	$1.80
Second Quarter	$2.40	$0.93
Third Quarter	$1.62	$0.88
Fourth Quarter	$1.45	$0.79

As of March 7, 2008, there were approximately 226 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Dividends

Since inception, the Company has not declared or paid any dividend on its common stock. The Company does not anticipate that any dividends will be declared or paid in the future on its common stock.  The rights of holders of its common stock to receive dividends are subject to certain preferential rights of holders of its outstanding Series A-1 Preferred Stock and Series B Preferred Stock to receive dividends.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2007, with respect to options outstanding and available under the Company’s 2004 and 2005 Stock Incentive Plans, which are its only outstanding equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.  Both of the Company’s equity compensation plans were approved by its stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column a)
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	11,385,000	$1.80	3,615,000
Equity compensation plans not approved by security holders	–	–	–
TOTAL	11,385,000	$1.80	3,615,000

Sales Of Unregistered Securities

During March 2005, the Company reached an agreement with two shareholders who were originally holders of its 10% Convertible Promissory Notes. Under the terms of the agreement, the shareholders were issued a total of 50,000 shares as additional consideration related to rights associated with such promissory notes. These securities have been issued as restricted securities exempt from registration under Section 4 (2) of the Securities Act.

Effective March 1, 2005, the Company entered into a short-term consulting agreement with Forté, whose designee , Michael P. Walsh, was to serve as its Chief Financial Officer. The consulting agreement provides for a warrant to purchase 150,000 shares of common stock at an exercise price of $3.50 per share. The warrant includes certain cashless exercise provisions and piggyback registration rights. These securities have been issued as restricted securities exempt from registration under Section 4 (2) of the Securities Act.

Effective March 1, 2005, the Company entered into a consulting agreement with Trilogy Capital Partners, Inc. for the development and implementation of a marketing program. The consulting agreement provides for warrants to purchase an aggregate of 1,250,000 shares of common stock at exercise prices ranging from $4.30 to $6.50 per share. The warrants have a three (3) year term and include certain cashless exercise provisions and piggyback registration rights. These securities have been issued as restricted securities exempt from registration under Section 4 (2) of the Securities Act.

On March 29, 2005, the Company completed a private placement in which it issued 1,761,235 shares of common stock at $2.25 per share and warrants to purchase up to an additional 880,620 shares of common stock at an exercise price of $3.50 per share, resulting in gross proceeds of approximately $3,962,750. The warrants have a five (5) year term. In connection with this private placement, we paid a finders fee of $238,725 in cash and issued warrants to purchase up to 139,000 shares of common stock at $2.25 per share to Forté, the finder in the transaction. Further, the finder has agreed to purchase an additional $740,000 of the securities issued in the transaction, consisting of 328,889 shares of common stock and warrants to purchase up to an additional 164,445 shares of common stock at a purchase price of $3.50 per share, no fewer than 3 days prior to the registration statement going effective, or in the case that the registration does not go effective, by November 1, 2005. The Company agreed to file a registration statement with respect to the securities issued in this March 2005 private placement. These securities were issued as restricted shares to an aggregate of 31 accredited investors in a private placement pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On September 26 and October 19, 2005, Michael E. Criden and Glenn H. Singer and GHS Holdings Limited Partnership, a company controlled by Mr. Singer, loaned the Company a total of $600,000. In exchange for the loans, the Company issued convertible promissory notes and warrants to each of Messrs. Criden and Singer and GHS Holdings Limited Partnership. The notes were payable one year from the date of each loan. Interest accrued on the outstanding principal amount of each note at the rate of 8% per annum. Since the Company completed a financing of at least $2.5 million from the sale of equity securities prior to the maturity date of each of the notes, the principal amount of each note converted into shares or units of the equity securities sold in such financing at a per share sale price or unit price equal to the per share sale price or unit price of the financing. In addition to receiving the convertible notes, Messrs. Singer and Criden each received five (5) year warrants to purchase a total of 100,000 shares of the Company’s common stock at an exercise price of $2.00 per share. They were also granted certain piggy-back registration rights with respect to the shares of common stock underlying the warrants. These securities were issued as restricted securities pursuant to an exemption from registration provided under Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On November 21, 2005, the Company sold to 64 accredited investors, for an aggregate purchase price of $4 million, 5,333,333 shares of the Preferred Stock, warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock. The warrants have a five (5) year term.  These securities were issued as restricted shares to an aggregate of 64 accredited investors in a private placement pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On December 2, 2005, the Company sold to the same 64 accredited investors, for an aggregate purchase price of $4 million, 5,333,333 shares of the Preferred Stock, warrants exercisable at $1.75 per share to purchase up to 5,333,333 shares of common stock and warrants exercisable at $2.00 per share to purchase up to 1,333,333 shares of common stock. The warrants have a five (5) year term.  These securities were issued as restricted shares to an aggregate of 64 accredited investors in a private placement pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On December 15, 2005, the Company received a letter on behalf of Enable Growth Partners, L.P. (“Enable”) demanding that the Company pay cash damages of $1,757,567 within five business days thereafter. Enable alleged that it sold 295,001 shares of the Company’s common stock in the public markets during November and December 2005 in reliance on the Company’s Registration Statement on Form SB-2 that was declared effective on July 1, 2005. The Company was unable to issue unlegended shares to cover Enable’s alleged sale of 295,001 shares because such registration statement did not contain current information regarding the Company. As a result, Enable alleged that it was required to purchase shares of the Company’s common stock in the open market to satisfy its sale of such securities.  These securities have been issued as restricted securities exempt from registration under Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On January 30, 2006, the Company and OVT entered into a settlement agreement (“KC Settlement Agreement”) with Mr. Richard Seifert and KC Ventures, Inc. Pursuant to the terms of the KC Settlement Agreement, the Company agreed to issue 800,000 shares of the Preferred Stock to Mr. Seifert and 200,000 shares of the Preferred Stock to his attorneys, Frank, Rosen, Snyder & Moss, L.L.P., in exchange for Mr. Seifert and KC Ventures agreeing to dismiss the pending arbitration with prejudice and to exchange mutual releases of claims. The Company also granted certain piggy-back registration rights with respect to the shares of common stock underlying the Preferred Stock.  These securities have been issued as restricted securities exempt from registration under Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On June 8, 2006, the Company entered into a settlement and release agreement (“settlement agreement”) with Enable Growth Partners, L.P. Pursuant to the terms of the settlement agreement, the Company agreed to issue 450,000 shares of the Company’s common stock to Enable, in exchange for Enable agreeing to release the Company and its directors, officers, shareholders, employees and agents from all suits, claims, charges, liabilities and causes of action arising out of, relating to, or in connection with Enable’s allegation. These securities have been issued as restricted securities exempt from registration under Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On February 16, 2006, the Company entered into a software license and services agreement with INSYSTCOM, Inc. Pursuant to the terms of the software license and services agreement, the Company agreed to issue 100,000 shares of the Company’s common stock to INSYSTCOM, Inc. as partial payment for services rendered to the Company. The closing price of the Company’s common stock on February 16, 2006 was $3.18 per share. These securities have been issued as restricted securities exempt from registration under Section 4 (2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On July 17, 2006, the Company completed an equity financing pursuant to a securities purchase agreement dated as of July 7, 2006 among the Company and 74 accredited investors. Under the terms of the agreement, the Company received gross proceeds of $9,000,000 and issued to the investors a total of 7,200,000 shares of common stock and five (5) year warrants exercisable at $2.50 per share to purchase up to 7,200,000 shares of common stock. These securities were issued as restricted shares to an aggregate of 31 accredited investors in a private placement pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On December 17, 2007, the Company entered into a definitive agreement (the “Securities Purchase Agreement”) to sell $2,033,423 of its 8% Secured Convertible Debentures (the “Debentures”) to institutional and private investors (collectively, the “Investors” or “Holders”).  The Debentures bear interest at the rate of 8% per annum and mature on December 17, 2009 (the “Maturity Date”).  The Company shall pay interest to the holders of the Debentures quarterly on each of January 1, April 1, July 1, and October 1 of each year prior to the Maturity Date of the Debentures.  The Debentures are also convertible into shares of the Company’s common stock at a conversion price of $0.064 per share, subject to adjustment in accordance with terms of the Debentures.  Any voluntary conversion by the Investors of the Debentures is subject to a Beneficial Ownership Limitation (as defined in the Debentures).  In addition, the Debentures are subject to a forced conversion (the “Forced Conversion”) in all or in part by the Company in the event that the daily volume weighted average stock price of the Company’s common stock for any twenty (20) consecutive trading days exceeds $0.256.  The Debentures are secured by all of the assets of the Company pursuant to a Security Agreement.  In connection with the Debentures, the Company issued warrants to certain investors that have substantially the same terms and conditions and give the respective Holders the right to purchase a total of 12,500,000 and 7,500,000 shares of the Company’s common stock, respectively, at an exercise price of $0.15 per share for a period of five (5) years.  The Company also issued 664,063 shares, 1,614,062 shares and 1,614,063 shares of its Series B Convertible Preferred Stock, respectively, to William J. Loughman, its Chief Executive Officer, and Michael Criden and Glenn Singer, former directors of the Company, in consideration for the cancellation of debt owed by the Company to each of these individuals.  In connection with the issuance of these shares of Convertible Preferred Stock, the Company also issued warrants to purchase 531,250; 1,291,250; and 1,291,250 shares of the Company's common stock, respectively, to each of Messrs. Loughman, Criden and Singer. These warrants have an exercise price of $0.15 per share and are exercisable for a period of five (5) years. The Company is obligated to file a registration statement with the Securities and Exchange Commission within 45 days of December 17, 2007, which registration statement will include the common stock underlying the Debentures.  The registration statement must be declared effective within 120 days from December 17, 2007.  The securities offered in the private placement have not been registered under the Securities Act of 1933, as amended and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company is obligated to register the resale of the shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants.  These securities were issued as restricted shares to an aggregate of 31 accredited investors in a private placement pursuant to an exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Issuer Repurchases Of Securities

The Company did not repurchase any of its securities during the fourth quarter of 2007.

Item 6.	Selected Financial Data

The selected historical financial information presented below is derived from our audited consolidated financial statements for the years ended December 31, 2003, 2004, 2005, 2006 and 2007.

The acquisition of all of the outstanding capital stock of OVT, Inc. on November 26, 2002, was treated for accounting purposes as a reverse acquisition, and the transaction has been accounted for as a recapitalization. The Company accounted for the acquisition using the purchase method of accounting. Therefore, the historical financial statements of the predecessor entity are reflected as its historical financial statements.

The data set forth below should be read in conjunction with the financial statements and accompanying notes incorporated by reference.

Selected Historical Financial Data

	2003	2004	2005	2006	2007
Income Statement Data:
Total revenue	$63,451	$118,733	$197,257	$800,231	$952,671
Total operating expenses	3,242,754	6,839,685	19,021,511	25,454,391	9,227,513
Loss from operations	(3,179,303)	(6,720,952)	(18,824,254)	(24,748,990)	(8,751,342)
Net loss	(3,859,141)	(6,792,930)	(19,740,274)	(24,488,876)	(8,841,345)
Loss per share	(0.51)	(0.35)	(0.76)	(0.61)	(0.15)
Weighted average common shares used to compute basic and diluted net loss per share	7,540,849	19,208,345	26,093,554	40,285,528	60,887,327
Other Financial Data:
Net cash used in operating activities	(1,530,148)	(2,631,337)	(5,363,245)	(11,077,782)	(5,216,961)
Net cash used in investing activities	(102,981)	(189,191)	(764,479)	(1,472,439)	(256,652)
Net cash provided by financing activities	1,925,385	2,844,816	11,521,236	10,454,236	2,855,087
Balance Sheet Data:
Total Assets	$452,309	$719,551	$11,920,674	$6,691,645	$2,982,129

Item 7.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This discussion presents management’s analysis of the Company’s results of operations and financial condition as of and for each of the years ended December 31, 2007, 2006, and 2005, respectively. The discussion should be read in conjunction with its audited consolidated financial statements and the notes related thereto which appear elsewhere in this report.

Overview

uVuMobile, Inc. (hereinafter sometimes referred to as “uVuMobile™”,” the “Company,” “we,” “us,” or “our”) is a provider of video content distribution services and technology.

Incorporated in 1984, the Company acquired OVT, Inc., d/b/a SmartVideo, in November 2002, subsequently changing its name to SmartVideo Technologies, Inc., and in June 2007, the Company changed its name to uVuMobile, Inc.  Although the core business of the Company has remained constant, the Company has changed its focus from distributing business-to-business services to the distribution of video content to consumers.

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

Recent Developments

On February 13, 2008, the Company received the consent of a majority of the outstanding holders of record of its common stock, par value $0.001 per share, the Company’s Series A-1 Convertible Preferred Stock, par value $0.001 per share, and the Company’s Series B Convertible Preferred Stock, par value $0.001 per share, to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 shares to 300,000,000 shares.  The amendment to the Certificate of Incorporation became effective on February 13, 2008, upon the filing of the Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware.

Critical Accounting Policies And Estimates

The Company relies on the use of estimates and makes assumptions that impact its financial condition and results. These estimates and assumptions are based on historical results and trends as well as the Company’s forecasts as to how results and trends might change in the future. While the Company believes that the estimates it uses are reasonable, actual results could differ from those estimates.

The Company believes that the accounting policies described below are critical to understanding its business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of its consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and any changes in the different estimates that could have been used in the accounting estimates that are reasonably likely to occur periodically could materially impact its consolidated financial statements. The Company has discussed the development, selection and application of its critical accounting policies with the Audit Committee of its Board of Directors, and its Audit Committee has reviewed its disclosure relating to its critical accounting policies in this “Management’s Discussion and Analysis.”

The Company’s most critical accounting policies and estimates that may materially impact the Company’s results of operations include:

Revenue Recognition

The accounting related to revenue recognition in the digital media and multimedia broadcast industry is complex and affected by interpretations of the rules and an understanding of various industry practices, both of which are dynamic in nature and subject to change. As a result, revenue recognition accounting rules require the Company to make significant judgments.

The Company typically provides services to its business-to-business customers under volume-based usage arrangements of its digital media and multimedia broadcast products and services. Revenues for direct-to-consumer and custom applications are recognized as earned upon the delivery of service to its subscription-based customers. This typically occurs when a digital media or multimedia broadcast is viewed. Many of its subscription-based customers access its programming through the purchase of a monthly, semi-annual, or daily subscription fee for its mobile entertainment services.  Revenue from mobile advertising is recognized when the related services are performed.  See Note 2(H) (Going Concern, Significant Accounting Policies and Risks and Uncertainties) to the consolidated financial statements included elsewhere in this report.

Valuation And Recoverability Of Long-Lived Assets

See Note 2(M) (Going Concern, Significant Accounting Policies and Risks and Uncertainties) to the consolidated financial statements for the years ended December 31, 2007, 2006, and 2005 for a description of the valuation and recoverability of long-lived assets.

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards  No. 109, “Accounting for Income Taxes” (SFAS 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operation loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company continues to record a valuation allowance for the full amount of deferred income taxes, which would otherwise be recorded for tax benefits related to operating loss carry forwards, as realization of such deferred tax assets cannot be determined to be more likely than not likely.

Accounting For Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the prospective method.   See Note 2(T) (Going Concern, Significant Accounting Policies and Risks and Uncertainties) to the consolidated financial statements included elsewhere in this report.

Recent Accounting Pronouncements

See Note 2(W) to the consolidated financial statements for the years ended December 31, 2007, 2006, and 2005 for a description of the new accounting pronouncements and their impact on the Company.

Results Of Operations

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Revenues

Revenues for the year ended December 31, 2007, consisted primarily of proceeds from custom applications and direct-to-consumer services.  The Company’s revenues increased by approximately $152,000 or 19% for the year ended December 31, 2007 as compared to the same period in 2006.  This increase is primarily attributable to the Company’s decision in 2006 to change its focus from direct-to-consumer services to multiple service offerings including custom application and hosting services.

Cost Of Goods Sold

For the year ended December 31, 2007, Costs of Goods Sold increased to approximately $477,000 as compared to $95,000 for the same period in 2006.  This increase is primarily attributable to the Company’s exit from its direct-to-consumer business.

Broadcast Rights

Broadcast right expenses for the year ended December 31, 2007 was approximately $194,000 as compared to $2,025,000 for the same period in 2006. This decrease is attributable to the Company’s decision to change its focus from a subscription based model to custom applications and hosting services.

Compensation And Benefits

The Company’s compensation and benefits expenses decreased by approximately $856,000 or 31% for the year ended December 31, 2007 as compared to the same period in 2006.  The decrease is primarily attributable to staff reductions during 2007.

Consulting And Professional Fees

The Company’s consulting and professional fees decreased by approximately $2,688,000 or 66% for the year ended December 31, 2007, as compared to the same period in 2006.  The decrease is primarily attributable to the reduction in legal fees.

Data Center

The Company’s data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $198,000 or 20% for the year ended December 31, 2007, when compared to 2006 is primarily attributable to cost reductions due to the Company’s exit from its direct-to-consumer business in the third quarter of 2007.

Settlement Expense

Settlement expense for the year ended December 31, 2007, decreased to approximately $1,426,000, from $4,936,000 in 2006, a decrease of 71%.

Stock-Based Compensation

For the year ended December 31, 2007, the Company recorded approximately $3,306,000, as compared to $5,039,000 for the year ended December 31, 2006, in non-cash, stock-based compensation. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants. In the year ended December 31, 2007, the expense reflects the grant of stock options under SFAS 123(R).  The decrease in stock-based compensation expense was primarily attributable to a reduction in the number of options issued and the exercise price of the options granted.

Depreciation And Amortization

Depreciation and amortization expense for the year ended December 31, 2007, increased by approximately $486,000 when compared to the same period in 2006. This increase is primarily attributable to the development of additional software and the amortization of intangible assets during 2007.

Selling, General And Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of the Company’s products and services, lease payments related to the use of the Company’s corporate facilities, trade shows, and other general and administrative expenses. The Company’s selling, general and administrative costs decreased approximately $1,240,000 or 45% for the year ended December 31, 2007 when compared to the same period in 2006.  This decrease is attributable to a reduction in staffing, travel related expenses, marketing and advertising costs as well as a decrease in Directors’ compensation.

Interest Income( Expense)

Interest income for the year ended December 31, 2007, was approximately $38,000.  Interest income for the year ended December 31, 2006, was approximately $260,000 which included a reversal of a previously recorded interest expense in the amount of $53,000.  For the year ended December 31, 2007, interest expense was approximately $128,000.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Revenues

Revenues for the year ended December 31, 2006, consisted primarily of a subscription based service delivering live and on-demand mobile entertainment services directly to consumers. The Company’s revenues increased by approximately $600,000 for the year ended December 31, 2006 as compared to the same period in 2005. This increase is primarily attributable to the Company’s decision in 2005 to change its focus to a subscription-based, direct-to-consumer model delivering mobile entertainment services along with mobile advertising revenue and the implementation of custom applications.

Broadcast Rights

Broadcast right expenses for the year ended December 31, 2006 were approximately $4,355,000 as compared to approximately $2,002,000 for the same period in 2005, an increase of 117%. This increase is attributable to the Company’s decision to change its focus to a subscription based model delivering mobile, direct-to-consumer entertainment services. This amount also reflects the costs associated with acquiring the rights to deliver its mobile entertainment services.  Additionally, the year ended December 31, 2006 includes an impairment charge of approximately $2,330,000.

Compensation And Benefits

The Company’s compensation and benefits expenses increased by approximately $966,000 or 55% for the year ended December 31, 2006 as compared to the same period in 2005. As the industry and Company continue to grow and develop, the Company will fill key positions as needed that will enable it to leverage its future prospects and growth and rely less on the use of consultants for discrete projects.

Consulting And Professional Fees

The Company’s consulting and professional fees increased by approximately $2,209,000 for the year ended December 31, 2006 as compared to the same period in 2005. This increase in consulting fees for the year ended December 31, 2006 is primarily attributable to the consulting agreement with Growth Consultants, LLC, who provided the Company with consulting services.

Data Center

The Company’s data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The increase in data center expenses of approximately $219,000 or 28% for the year ended December 31, 2006 when compared to 2005 is primarily due to an increase in the utilization of bandwidth and additional services provided by the Company’s third-party data center.

Settlement Expense

Settlement expense for the year ended December 31, 2006 decreased to approximately $4,936,000, from $5,541,000 in 2005, a decrease of 11%.

Stock-Based Compensation

For the year ended December 31, 2006, the Company recorded approximately $5,039,000, as compared to $4,326,000 for the year ended December 31, 2005 in non-cash, stock-based compensation. The compensation expense has been determined using the Black-Scholes fair value method.  The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants. In the year ended December 31, 2006 the expense reflects the grant of stock options under SFAS 123(R).

Depreciation And Amortization

Depreciation and amortization expense for the year ended December 31, 2006 increased by approximately $322,000 when compared to the same period in 2006. This increase is primarily attributable to the deployment of additional equipment in the process of increasing the overall capacity and quality of the Company’s services.

Selling, General And Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of the Company’s products and services, lease payments related to the use of its corporate facilities, trade shows, and other general and administrative expenses. The Company’s selling, general and administrative costs increased approximately $256,000 or 10% for the year ended December 31, 2006 when compared to the same period in 2005.  This increase is attributable to additional staffing, call center costs, and SEC compliance costs.

Interest Income (Expense)

Interest income for the year ended December 31, 2006 was approximately 260,000 included a reversal of a previously recorded interest expense in the amount of $53,000.  Interest expense for the year ended December 31, 2005 was approximately $916,000.  A substantial portion of the interest expense in 2005 was attributed to the issuance of additional shares of commons stock as additional consideration related to the rights of certain convertible debt holders in 2005.

Liquidity And Capital Resources And Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of and for the year ended December 31, 2007, the Company had an accumulated deficit of $73,533,077, a consolidated net loss of $8,841,345 and consolidated net cash flows used in operations of $5,216,961. As a result, the Company’s operations are not an adequate source of cash to fund future operations and these matters raise substantial doubt about its ability to continue as a going concern. To fund its cash requirements, the Company has relied on private placements of equity and loans from stockholders and other related entities. Although the Company closed on a $2.0 million debt financing on December 17, 2007, its ability to continue its operations is contingent upon obtaining additional financing and attaining profitable operations.

Cash flows generated from operating activities during the year ended December 31, 2007 were not sufficient to offset its operating expenditures. Based on information available regarding its proposed plans and assumptions relating to operations, the Company anticipates that the net proceeds from its last financing in 2007, together with projected cash flow from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond second quarter of 2008. As a result, it will be necessary for the Company to secure additional financing to support its operations. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. The Company currently has no firm commitments for any additional capital.

Contractual Obligations And Commercial Commitments

	For the Years Ended December 31, 2008-2011
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 years	More Than 5 Years
Operating Lease Obligations	$143,718	$71,859	$71,859	$–	$–
Total	$143,718	$71,859	$71,859	$–	$–

Item 7A.	Quantitative And Qualitative Disclosures About Market Risk

The Company does not believe that inflation or foreign currency fluctuations significantly affected its financial position and results of operations as of and for the fiscal year ended December 31, 2007. In addition, The Company is not party to any material market risk sensitive instruments.

Item 8.	Financial Statements And Supplementary Data

	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2007:
Total revenue	$334,732	$278,169	$202,886	$136,884	$952,671
Loss from operations	(3,819,499)	(3,127,870)	(1,398,895)	(405,078)	(8,751,342)
Net loss	$(3,801,569)	$(3,123,104)	$(1,411,720)	$(504,952)	$(8,841,345)

Year ended December 31, 2006:
Total revenue	$112,966	$166,432	$197,302	$323,531	$800,231
Loss from operations	(3,431,211)	(6,241,956)	(4,284,023)	(10,791,800)	(24,748,990)
Net loss	$(3,386,404)	$(6,210,697)	$(4,147,894)	$(10,743,881)	$(24,488,876)

See pages F-1 through F-32 appearing at the end of this report.

Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable

Item 9A.	Controls And Procedures

The Company’s chief executive officer and chief financial officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company and its subsidiary. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. In addition, the Certifying Officers have concluded that the Company’s disclosure controls and procedures have been designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is accumulated and communicated to management, including its principal executive officers as appropriate, in a manner to allow timely decisions regarding the required disclosure.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The Company’s management, including the Certifying Officers, does not expect that its disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers And Corporate Governance

Directors and Executive Officers

The following sets forth certain biographical information concerning the Company’s current directors and executive officers:

Name	Position	Age
William J. Loughman	Director, President, Chief Executive Officer and Chief Financial Officer	52
Richard Seifert	Director	57
Daniel McKelvey	Director, Member of the Compensation Committee, Member of the Nominating Committee	41
William Scigliano	Director, Member of the Audit Committee	47
Scott Hughes	Chief Technology Officer	38
Tony Novia	Sr. VP Content and Development	48

William J. Loughman, 52, joined the Company in March 2006 as Vice President of Finance and became Chief Financial Officer in August 2006.  In August 2007, he assumed the additional position as President and Chief Executive Officer.  Prior to joining the Company, he was with AirGate PCS as Vice President and Chief Financial Officer from July 2004 to March 2005.  From April 1998 to December 2003, he was with o2wireless Solutions where he held various positions including President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.  Mr. Loughman also currently serves as a director of Peachtree Media Group, LLC. He previously served as a director of several telecommunications companies, including Omnitel Ltd. in Lithuania, Jordan Mobile Telephone Company in Jordan, St. Petersburg Telecom in Russia, and Pakistan Mobile Communications Ltd. in Pakistan.

Richard Seifert, 57, is a seasoned professional, having worked as an advisor and an executive for over 25 years, and in the Internet technology field since 1992.  His focus has been primarily on the delivery of media content over the Internet.  Approximately ten years ago, he was one of a small group of pioneers working on the delivery of rich media content to cellular telephones.  During this entire period he has made considerable contacts and gained significant insight into the wireless world, having worked in this area for as long as carriers have been trying to sell data usage.  Mr. Seifert worked with the Company as an advisor in strategic partnering, business planning, sales/marketing and early stage funding from February of 2003 through March of 2005

Daniel McKelvey, 41, is a co-founder and Managing Partner of Forté Partners, LLC.  Mr. McKelvey is also a member of the Board of Directors of Wherify Wireless and several private companies.  Mr. McKelvey is an active entrepreneur, co-founding Forté Capital LLC, a New York based public money management firm with over $550 million in assets under management.

William (Bill) Scigliano, 47, has many years of experience as a C-level executive and technology innovator.  Prior to joining Forté Partners, Mr. Scigliano was the Chairman of Wherify Wireless, Inc. a developer of assisted GPS location products and services embedded in cell phones.  Mr. Scigliano was formerly the CEO and Chairman of IQ Biometrix, Inc., a leading provider of facial identification technology and security.  In addition, Mr. Scigliano serves as a Director on the boards of Acies, Inc. and Critical Reach.

Scott Hughes, 38, joined the Company in March 2001 and is responsible for product design, scope, and development of the Company’s services, including the development of multiple new video and rich media communications services and supporting architecture. From 1996 to 2001, Mr. Hughes was Director of Network and Security Consulting Services at Redmond Technology Partners, a Seattle-based consulting group, whose clients included Microsoft, Infospace, VoiceStream and Western Wireless. Mr. Hughes has held various management and technology positions with Comnet Cellular/Verizon, BellSouth and Turner Entertainment Group’s Worldwide Information Technology Services.

Tony Novia, 48, joined the Company in June 2006 as Senior Vice President — Content & Distribution. Prior to joining uVuMobile, Mr. Novia served as the International Vice President at Universal Motown Records Group from 2003. Mr. Novia was the Senior Vice President at Radio & Records from 1993 to 2003.

Key Employees

Ronald A. Warren joined the Company in December 2003 as Vice President of Investor Relations and Corporate Communications and was elected as Secretary of the Corporation in September 2004. Mr. Warren is a senior level communications professional with a broad background in financial, technical and regulatory issues. His experience includes communications for high growth publicly held companies, national and multicultural audiences. Prior to joining uVuMobile, from 2002 to 2003, Mr. Warren was Director of Investor Relations and Corporate Communications at Beazer Homes USA, Inc. From 1994 to 2002, Mr. Warren was Director of Investor Relations, Corporate Communications and Assistant Secretary of Theragenics Corporation. Mr. Warren is an active member of the National Investor Relations Institute (NIRI) and served as the Atlanta Chapter President from 2002 to 2003.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission and any exchange upon which the Company’s securities are listed. Executive officers, directors and 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company's information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to the Company by the Company's executive officers, directors and 10% stockholders. The Company believes that, during the fiscal year ending December 31, 2007, all of its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Code Of Ethics

The Board has approved and it has adopted a Code of Business Conduct and Ethics within the meaning of Item 406 of Regulation S-K of the Securities Exchange Act of 1934, applicable to all of its directors, officers and employees. This Code is available on the Company’s Website, www.uvumobile.com. The Board, or a committee, is responsible for reviewing and approving or rejecting all requested waivers to the Code, as such waivers may apply to any of its executive officers or directors. Any waivers will be disclosed on the Company’s Website.

Board Committees

The Board currently has, and appoints members to, three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. The current members of the committees are identified below:

Director	Audit	Compensation	Nominating
William J. Loughman
Richard Seifert
Daniel McKelvey		X	X
William Scigliano	X

The Board of Directors has determined that Mr. Scigliano is an "Audit Committee financial expert" under applicable SEC rules and that all members of the Audit Committee qualify as "independent" as defined under applicable SEC rules.

Item 11.	Executive Compensation

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee is responsible for discharging the responsibilities of the Board with respect to the compensation of the Company’s executive officers. The Compensation Committee sets performance goals and objectives for the Chief Executive Officer and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon the evaluation of their performance. In evaluating executive officer pay, the Compensation Committee may retain the services of a compensation consultant and consider recommendations from the Chief Executive Officer and President with respect to goals and compensation of the other executive officers. The Compensation Committee assesses the information it receives in accordance with its business judgment. The Compensation Committee also periodically reviews director compensation. All decisions with respect to executive and director compensation are approved by the Compensation Committee and recommended to the full Board for ratification.  The Compensation Committee is responsible for administering all of the Company’s equity-based plans.

The Company has reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007, to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Based on the reviews and discussions referred to above, the Company recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

By the Compensation Committee of the Board of Directors:

/s/ Daniel McKelvey
Daniel McKelvey

COMPENSATION DISCUSSION AND ANALYSIS

The Company’s compensation process and policy is overseen by the Compensation Committee of the Board of Directors as more fully discussed below.

Objectives Of Compensation Program

This section discusses the principles underlying the Company’s executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions.  It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by its executive officers and places in perspective the data presented in the tables and narrative that follow.

The Company’s compensation program for executive officers is designed to attract, as needed, individuals with the skills necessary for it to achieve its business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that it expects.  It is also designed to reinforce a sense of ownership, urgency and overall entrepreneurial spirit and to link rewards to measurable corporate and individual performance.

Elements Of Compensation

There are three main components to the Company’s compensation package: base salaries, annual cash bonuses, and stock based compensation.  A fourth, less significant component is other benefits and perquisites.  The Company’s compensation program is designed to be competitive with other employment opportunities and to align the interests of all employees, including its executive officers, with the long-term interests of its stockholders.

The Company fixes executive officer base compensation at a level it believes enables it to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to its overall business goals.  The Company also takes into account the base compensation that is payable by companies that it believes to be its competitors and by other private and public companies with which it believes it generally competes for executives.  The Company has accessed a number of executive compensation surveys and other databases and reviews them when making crucial executive officer hiring decisions and annually when it reviews executive compensation.  The Company designed its executive cash bonuses to focus its executives on achieving key corporate financial objectives, to motivate certain desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals.  The Company utilizes these cash bonuses to reward performance achievements with a time horizon of one-year or less, and it utilizes salary as the base amount necessary to match its competitors for executive talent.  The Company utilizes stock options and restricted stock to reward long-term performance, with excellent corporate performance and extended officer tenure producing potentially significant value for the officer.

The Company views these components of compensation as related but distinct. Although its Compensation Committee does review total compensation, it does not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components.  The Company determines the appropriate level for each compensation component based in part, but not exclusively, on the analysis of the Compensation Committee and the Board of Directors consistent with its recruiting and retention goals, its view of internal equity and consistency, and other considerations it deems relevant, such as rewarding extraordinary performance.  In prior years uVuMobile has previously engaged compensation consultants to assist with this analysis, but currently the Company is not utilizing such consultants.

The Company believes that, as is common in the technology sector, stock option awards and restricted stock are the primary compensation-related motivators in attracting and retaining executives and that salary and bonus levels are secondary considerations.  Except as described below, its compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid-out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.  However, its compensation committee’s philosophy is to make a greater percentage of an employee’s compensation performance-based as he or she becomes more senior and to keep cash compensation to the minimum competitive level while providing the opportunity to be well rewarded through equity if the Company performs well over time.

The Company’s compensation committee’s current intent is to perform at least annually a strategic review of the Company’s executive officers’ compensation levels to determine whether they provide adequate incentives and motivation to its executive officers and whether they adequately compensate its executive officers relative to comparable officers in other companies with which it competes for executives.  These companies may or may not be public companies, but typically are within the cable, telecommunications and media industries, which the Company believes face similar issues to it.  The Company’s compensation committee’s most recent review occurred in the first quarter of 2007.  Compensation committee meetings typically have included, for all or a portion of each meeting, not only the committee members, but also its chief executive officer.  For compensation decisions, including decisions regarding the grant of equity compensation, relating to executive officers, its compensation committee typically considers recommendations from the chief executive officer as one factor in its analysis.

Since January 1, 2006, the Company accounts for equity compensation paid to its employees under the rules of SFAS No. 123R, which requires it to estimate and record an expense over the service period of the award.  Accounting rules also require it to record cash compensation as an expense at the time the obligation is accrued.  Unless and until the Company achieves sustained profitability, the availability to the Company of a tax deduction for compensation expense will not be material to its financial position.  The Company structures cash bonus compensation so that it is taxable to its executives at the time it becomes available to them.  The Company currently intends that all cash compensation paid will be tax deductible for the Company.  However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee.  In addition, if the Company grants restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by the Company at the time the award is otherwise taxable to the employee.

Factors Unique To 2007

The Company had two separate chief executive officers during 2007.  On August 23, 2007, its then Interim Chief Executive Officer, David Ross, resigned from that position at uVuMobile.  Mr. Ross was not paid any severance amounts pursuant to his employment agreement with uVuMobile.  The Company’s Board of Directors performed a search for a candidate with experience in its areas of business.  As a result of the search, the Board of Directors of uVuMobile hired William Loughman as its new Chief Executive Officer effective August 23, 2007.

Base Salaries

The Company provides its executive officers with a level of cash compensation that facilitates an appropriate lifestyle and provides a reasonable minimum compensation.  The Company makes this determination based on a variety of factors including professional accomplishments, level of education, past experience and scope of responsibilities. The actual amount of base salary paid to each executive officer is set forth in the “Summary Compensation Table” included later in this annual report on Form 10-K.

The salary level for Mr. Ross as Interim Chief Executive Officer was set at a rate of $275,000 per year beginning in August of 2006 and remained at that level until his resignation.  When Mr. Loughman became the Chief Executive Officer in August 2007, his annualized salary was set at the rate of $180,000.  The salary level for Mr. Hughes, the Company’s Chief Technology Officer, was set at a rate of $180,000 per year beginning in August 2007.  The salary level for Mr. Novia, the Company’s Senior Vice-President of Content, was set at a rate of $162,000 per year beginning in August 2007.  The base salary amounts for all three executive officers, Messrs. Loughman, Hughes and Novia remain at their 2007 levels.

Bonuses

The Company currently has no established cash bonus or non-equity incentive plan.  As set forth in their respective employment agreements with uVuMobile, Messrs. Loughman, Hughes and Novia are each eligible for cash bonuses upon the achievement of goals set by the Board of Directors.  No bonuses have ever been paid to any of the above referenced executive officers under this provision of their employment agreements since uVuMobile has not achieved the goals set by the Board of Directors for the granting of these bonuses.  The compensation committee felt that these bonuses should be based on the Company’s executive officers’ success as a team, as well as individually.  No goals for the possible achievement of cash bonuses by Messrs. Loughman, Hughes and Novia have been set for the 2008 fiscal year.  The compensation committee of the Board of Directors also has the power to award discretionary cash bonuses to each of Messrs. Loughman, Hughes, and Novia; however, no such bonuses have ever been granted.

Stock Based Compensation

All of the Company’s employees participate in its stock based compensation plans and receive awards of non-qualified stock options or restricted stock.  The Company uses non-qualified options because of the favorable tax treatment to it and the near universal expectation by employees in its industry that they will receive stock options.  The overwhelming majority of these awards are time-based options which vest over a period of two years while the employees are in the employ of uVuMobile.  The Company’s current executive officers have received stock options and restricted stock as part of their compensation.  The value of the shares subject to option grants and grants of restricted stock to executive officers are reflected in the “Summary Compensation Table” table below and further information about these grants is reflected in the “uVuMobile Grants of Plan-Based Awards Table below.

The Company does not have any program, plan or obligation that requires it to grant equity compensation on specified dates.  The Company has not made equity grants in connection with the release or withholding of material non-public information.  It is possible that it will establish programs or policies of this sort in the future. Authority to make equity grants to executive officers rests with its Compensation Committee; however, as noted above, the Compensation Committee does consider the recommendations of its Chief Executive Officer.

In general, the Company’s philosophy is to set common goals for all executive officers for all performance-based option grants and grants of restricted stock.  The Company expects that in normal circumstances, future option grants and grants of restricted stock that are performance-based will be based on common goals for all executive officers.

At the present time, the Company has no formal policy related to stock ownership for executive officers, and in establishing grant levels, we generally do not consider the equity ownership levels of the executive officers or the existence of fully vested prior awards.

Timing Of Option Grants

The Company does not have a formal written policy related to the timing of option grants or grants of restricted stock; however it does have certain time periods when options are normally granted.  At the present time, the Company does not have many analysts that follow its common stock and the release of its quarterly financial reports normally has little or no impact on the price of its common stock.  There are two normal situations where options are granted.  The first is when a new employee, including an executive officer, is hired.  If a new employee receives options as part of starting employment, those options are granted either at, or shortly after, the employment start date.  All options to employees that have been granted to date, including those to the executive officers, are time-based awards.

For executive officers, the Compensation Committee also meets annually to establish compensation levels, including salary, bonus, options and restricted stock, for the year.  This meeting normally occurs in the first quarter of each year.  In 2008, the Compensation Committee is expected to complete this activity in the second quarter of 2008.

All option grants for all employees are approved by the Compensation Committee of the Board of Directors. The Compensation Committee does not delegate any of its powers for granting options to others.

Other Benefits And Perquisites

Since the Company has not yet reached profitability, it takes a relatively minimal approach to benefits for all employees, including its executive officers.  There are no benefit plans available to its executive officers that are not available to all employees.  These benefits include health and dental insurance, group term life insurance, and disability insurance.  There are no special benefits or perquisites provided to any executive officer. The Company has no company funded retirement plans or deferred compensation plans.  We also do not provide any of the perquisites common at larger companies.

Severance And Change Of Control Provisions

Each of the Company’s current executive officers, Messrs. Loughman, Hughes and Novia, currently do not have employment agreements with uVuMobile. The Company has agreed to pay Messrs. Loughman, Hughes and Novia each an amount equal to 33% of their annual salary if they are terminated without cause before November 2008. Mr. Ross, the Company's former Chief Executive Officer, had an employment agreement which contained certain provisions for the acceleration of option grants and grants of restricted stock and severance payments if his employment was terminated without cause or under other circumstances.

Mr. Ross resigned as the company’s Chief Executive Officer effective August 23, 2007, but he did not receive any severance payments or the acceleration of any stock options or restricted stock.

Compensation Approval Process

The Compensation Committee of the Company’s Board of Directors approves all compensation and awards to all executive officers.  Regarding most compensation matters, including executive compensation, the Chief Executive Officer provides recommendations to the Compensation Committee.  However, the Compensation Committee does not delegate any of its functions to others in setting compensation.  To this point, the Company has made formal use of compensation consultants in the past in determining executive compensation levels for many of its executive officers, but it does not currently have any such consultants engaged.  The Company does, however, intend to undergo a thorough review of its executive compensation practices in 2008 to insure that its current compensation practices are reasonable and appropriate for its circumstances.  The Company anticipates that this review will include benchmarking against other companies.  This review may or may not include an independent analysis by compensation consultants.

As previously discussed, The Company hired a new Chief Executive Officer during 2007.  In the case of Mr. Loughman, the Company did not use a search firm.  In the course of that search, the Compensation Committee discussed the compensation of Mr. Ross, its exiting Chief Executive Officer, as well as a range of possible compensation for a new Chief Executive Officer.  The Compensation Committee feels that the compensation of Mr. Loughman as Chief Executive Officer falls within the reasonable range.  The Company did not do a specific analysis, nor did it receive any written report or specific recommendations as to the compensation for Mr. Loughman as Chief Executive Officer.  The Company believed that its proposal for Mr. Loughman’s compensation was reasonable, and Mr. Loughman accepted the proposal.

SUMMARY COMPENSATION TABLE

Name / Position	Year	Salary(1)	Bonus(2)	Option Awards	All Other Compensation	Total
David Ross, CEO (a)(b)	2007	$171,875	$–	$385,820	$–	$557,695
	2006	$179,237	$–	$835,578	$–	$1,014,815
William J. Loughman, CEO, CFO (c)(d)	2007	$215,684	$–	$22,348	$–	$238,032
	2006	$171,839	$–	$116,592	$–	$288,431
Scott Hughes, CTO (e)(f)	2007	$170,000	$–	$48,862	$25,000	$243,862
	2006	$143,750	$–	$921,518	$–	$1,065,268
Tony Novia, SVP (g)(h)	2007	$161,709	$–	$217,262	$25,000	$403,971
	2006	$77,575	$25,000	$93,608	$–	$196,183

(1)	Messrs. Ross, Loughman, and Novia all joined the Company at different times in 2006. Therefore, the salaries reflected here are pro-rated for the year.

(2)	Mr. Novia received a Signing Bonus per his Employment Agreement.

(a)	Mr. Ross resigned as CEO on August 23, 2007.

(b)
Mr. Ross was named Interim CEO in September 2006.  Based on his new duties and responsibilities, Mr. Ross was given a raise in the amount of $75,000, which brought his annual salary to $275,000.  Mr. Ross received a grant of 1,000,000 stock options under his Employment Agreement and two additional grants of 150,000 stock options in July and October 2006.  The October 2006 options were granted based on the Executive Stock Option Incentive Plan.  In each case, the exercise price of the stock options is based on the closing stock price on the date of grant.

(c)
Mr. Loughman was named CEO and President on August 23, 2007.  In November of 2007, Mr. Loughman's base salary became $180,000.  In addition, Mr. Loughman was granted a total of 1,350,000 stock options in 2007.  In each case, the exercise price of all options is based on the closing stock price on the date of grant.

(d)
Mr. Loughman received a base salary of $240,000 annually less FICA and a grant of 80,000 stock options under his Employment Agreement.  In addition, Mr. Loughman received a grant of 25,000 stock options under the Executive Stock Option Incentive Plan.  In each case the exercise price of the options is based on the closing stock price on the date of grant.

(e)
Mr. Hughes' August 2006 Employment Agreement was terminated on July 31, 2007.  However, upon signing a new agreement in November 2007, Mr. Hughes' salary became $180,000 and he received a lump-sum payment of $25,000 upon signing a Settlement Agreement for his terminated 2006 Employment Agreement.  In addition, Mr. Hughes was granted a total of 1,100,000 stock options.  The exercise price of all options is based on the closing stock price on the date of the grant.

(f)
Mr. Hughes received a salary increase in August 2006 to raise his salary from $130,000 (the amount in his Employment Agreement) to $160,000.  In addition, Mr. Hughes was granted 30,000 stock options in October 2006 under the Executive Stock Option Incentive Plan.  The exercise price of the stock options is based on the closing stock price on the date of grant.

(g)
Mr. Novia's June 2006 Employment Agreement was terminated on July 31, 2007.  Upon signing a new Employment Agreement, Mr. Novia received a base salary of $162,000.  He also received a lump-sum payment of $25,000 as stated in a Settlement Agreement regarding his June 2006 Employment Agreement.  In addition, Mr. Novia was granted a total of 600,000 stock options in 2007.  The exercise price of all options is based on the closing stock price on the date of the grant.

(h)
Mr. Novia received an annual base salary of $160,000 under his Employment Agreement.  Under the Employment Agreement, Mr. Novia also received a grant of 250,000 stock options.  In addition, Mr. Novia received a grant of 50,000 stock options in July 2006 and a grant of 100,000 stock options in October 2006.  The October 2006 options were granted based on the Executive Stock Option Incentive Plan.  In each case, the exercise price of the options is based on the closing stock price on the date of the grant.

uVuMobile Grants of Plan-Based Awards Table

All Other Option Awards:
Name	Grant Date	Number of Securities Underlying Options	Exercise of Base Price of Option Awards	Grant Date Fair Value of Stock and Options Awards
David Ross, CEO (a)	4/27/2007	200,000	$0.30	$43,000
William Loughman, CEO, CFO (b)	4/27/2007	100,000	$0.30	$21,500
	9/12/2007	250,000	$0.15	$30,825
	11/2/2007	1,000,000	$0.13	$114,900
Scott Hughes, CTO (c)	4/27/2007	100,000	$0.30	$21,500
	11/2/2007	1,000,000	$0.13	$114,900
Tony Novia, SVP - Content (d)	4/27/2007	100,000	$0.30	$21,500
	11/2/2007	500,000	$0.13	$57,450

(a)
Mr. Ross received 200,000 options granted under the Executive Stock Option Incentive Plan. The exercise price of these options is $0.30 and is based on the closing stock price on the date of grant. These options vest quarterly over a two-year period from the date of grant.  Mr. Ross resigned as CEO on August 23, 2007.

(b)
Mr. Loughman received an additional 350,000 options under the Executive Stock Option Incentive Plan. The exercise price of these options range between $0.15 and $0.30; based on the closing stock price on the date of grant. These options vest quarterly over a two-year period from the date of grant.  In addition, Mr. Loughman received 1,000,000 options granted under a Settlement Agreement and General Release.  The exercise price of these options is $0.13 and is based on the closing stock price on the date of the grant.  These options vest quarterly over a two-year period from the date of grant.

(c)
Mr. Hughes received 100,000 options under the Executive Stock Option Incentive Plan. The exercise price of these options is $0.30 based on the closing stock price on the date of grant. These options vest quarterly over a two-year period from the date of grant.  In addition, Mr. Hughes received 1,000,000 options granted under a Settlement Agreement and General Release.  The exercise price of these options is $0.13 and is based on the closing stock price on the date of the grant.  500,000 of these options vest immediately and the remaining 500,000 shall vest quarterly over a one-year period from the date of grant.

(d)
Mr. Novia was granted 100,000 options under the Executive Stock Option Incentive Plan. The exercise price of these options is $0.30 and is based on the closing stock price on the date of grant. These options also vest quarterly over a two-year period from the date of grant.  In addition, Mr. Novia received 500,000 options granted under a Settlement Agreement and General Release.  The exercise price of these options is $0.13 and is based on the closing stock price on the date of the grant.  These options vest quarterly over a two-year period from the date of grant.

OUTSTANDING EQUITY AWARDS VALUE AT FISCAL YEAR-END TABLE

The following table gives information regarding all unexercised options previously awarded to the Executive Officers named above for fiscal year ended December 31, 2007.  The number of options held at December 31, 2007 includes options granted under the 2004 Stock Option Plan and the 2005 Stock Option Plan.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Ross, CEO (a)	50,000	150,000	$0.30	4/27/2017
William J. Loughman, CEO, CFO (b)	50,000	50,000	$0.30	4/27/2017
	125,500	125,500	$0.15	9/12/2017
	375,000	625,000	$0.13	11/2/2017
Scott Hughes, CTO (c)	37,500	62,500	$0.30	4/27/2017
	750,000	250,000	$0.13	11/2/2017
Tony Novia, SVP - Content (d)	50,000	50,000	$0.30	4/27/2017
	125,000	375,000	$0.13	11/2/2017

(a)
Mr. Ross received 200,000 options with an exercise price of $0.30 under the Executive Incentive Bonus Plan.  The options vest quarterly over two years and the exercise price is based on the closing stock price on the date of grant.

(b)
Mr. Loughman received 100,000 options on April 27, 2007 under the Executive Incentive Bonus Plan.  The options vest quarterly over two years and the exercise price of $0.15 is based on the closing stock price on the date of grant.  Mr. Loughman also received 250,000 options on Sept. 12, 2007, upon his appointment to the Board of Directors.  The options vest over one-year and the exercise price is based on the closing stock price on the date of grant.  On November 2, 2007, Mr. Loughman received 1,000,000 options.  The options vest quarterly over two years and the exercise price of $0.13 is based on the closing stock price on the date of grant.

(c)
Mr. Hughes received 100,000 options in April 2007 under the Executive Incentive Bonus Plan.  The options vest quarterly over a two years and the exercise price of $0.30 is based on the closing stock price on date of grant.  On November 2, 2007, Mr. Hughes received 1,000,000 options.  The options vest as follows:  500,000 immediately upon signing and the remaining 500,000 over a 12-month period.  The exercise price of $0.13 is based on the closing stock price on the date of grant.

(d)
Mr. Novia received 100,000 options under the Executive Bonus Plan.  The exercise price of $0.30 is based upon the closing stock price on the date of the grant.  Mr. Novia also received an additional 500,000 options with an exercise price of $0.13 on November 2, 2007.  All of the options vest quarterly over two years and the price is based on the closing stock price on the date of the grant.

OPTION EXERCISES AND STOCK VESTED

No options were exercised by the President and Chief Executive Officer or any other Executive Officer listed in the Summary Compensation Table in the fiscal year ended December 31, 2007.

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

Further, in general, the employment contracts provide that the executive will not receive any severance benefits if the individual is terminated by the Company for Cause as defined above or if the executive terminates his or her employment without Good Reason (as defined above). Rather, the executive would generally only be entitled to earned but unpaid salary, expenses and vested stock options.

SEVERANCE BENEFITS TABLE
Name	Lump Sum Payment	Insurance Benefits Paid
William Loughman, CEO, CFO (a)	$59,400	$–
Scott Hughes, CTO (b)	$59,400	$–
Tony Novia, SVP - Content (c)	$53,460	$6,388

(a)
Mr. Loughman signed a new Employment Agreement in November 2007.  Under the terms of the Agreement, if the Agreement is terminated within the first year by the Company, Mr. Loughman receives a lump sum payment equal to 33% of his annual salary.

(b)
Mr. Hughes signed a new Employment Agreement in November 2007.  Under the terms of the Agreement, if the Agreement is terminated within the first year by the Company, Mr. Hughes receives a lump sum payment equal to 33% of his annual salary.

(c)
Mr. Novia signed a new Employment Agreement in November 2007.  Under the terms of the Agreement, if the Agreement is terminated within the first year by the Company, Mr. Novia receives a lump sum payment equal to 33% of his annual salary.  In addition, Mr. Novia receives health and dental benefits paid four months after the termination date.

Change In Control

In the event of a Change in Control (as defined in each employment contract) any unvested stock options will immediately vest. Per some employment contracts, certain executives will also receive base salary for a stated period of time (generally one year or less) as set forth above.

DIRECTOR COMPENSATION TABLE

The following table provides the compensation information for the one-year period ended December 31, 2007 for each member of the Board of Directors.

Name	Fees Earned or Paid in Cash[1]	Option Awards[2]	Total
William J. Loughman Director (a)	$–	$–	$–
Daniel McKelvey Director (b)	$500	$–	$500
William J. Scigliano Director (c )	$500	$–	$500
Richard Seifert Director (d)	$6,000	$–	$6,000

(1)	Board members receive $1,500 for attendance at face-to-face Board meetings and $500 for telephonic Board meetings.

(2)
In addition to an initial grant of 250,000 options, upon becoming a Board member, each member is granted 25,000 stock options per committee they are members of and 10,000 stock options per committee chair they hold.

(a)	Mr. Loughman received no cash payments as a director of the Company.

(b)
Mr. McKelvey joined the Board in December 2007 and receives cash payments based on Board meeting attendance.  He also received a grant of 250,000 stock options for becoming a member of the Board and 50,000 stock options for his membership on the Compensation and Nominating Committees.  All stock options vest quarterly over one-year from the date of grant and the exercise price is based on the closing stock price on the date of the grant.

(c)
Mr. Scigliano joined the Board in December 2007 and receives cash payments based on Board Meeting attendance.  He received a grant of 250,000 stock options for becoming a member of the Board and 25,000 stock options for membership on the Audit Committee.  All stock options vest quarterly over one-year from the date of grant and the exercise price is based on the closing stock price on the date of the grant.

(d)
Mr. Seifert joined the Board in August 2007 and receives cash payments based on Board Meeting attendance.  He received 250,000 stock options for joining the Board of Directors.  These options vest quarterly over one-year from the date of grant and the exercise price is based on the closing stock price on the date of the grant.

Compensation Committee Interlocks And Insider Participation

No member of the Board's Compensation Committee has served as one of the Company’s officers or employees at any time. None of its Executive Officers serves as a member of the Compensation Committee of any other company that has an executive officer serving as a member of its Board of Directors. None of its executive officers serve as a member of the Board of Directors of any other company that has an executive officer serving as a member of its Board's Compensation Committee.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth, as of March 7, 2008, certain information known to the Company with respect to the beneficial ownership of its Capital Stock, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Capital Stock, (ii) each executive officer named in the summary compensation table included elsewhere in this Annual Report on Form 10-K and director of the Company, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Capital Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to their shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Shares Beneficially Owned
Enable (2) One Ferry Building, Suite 255, San Francisco, CA 94111	28,125,000	33.40%
Forte Partners LLC (3) (10) 250 Montgomery St., Suite 1200, San Francisco, CA 94104	20,052,223	24.4%
Michael Criden (4) 2160 Satellite Blvd. Suite 130, Duluth, GA 30097	4,976,978	6.8%
Glenn Singer (5) 2160 Satellite Blvd. Suite 130, Duluth, GA 30097	5,775,313	7.8%
William J. Loughman (6) 2160 Satellite Blvd. Suite 130, Duluth, GA 30097	2,049,063	2.8%
Scott Hughes (7) 2160 Satellite Blvd. Suite 130, Duluth, GA 30097	2,410,000	3.3%
Tony Novia (8) 2160 Satellite Blvd. Suite 130, Duluth, GA 30097	543,750	*
Richard Seifert (9) 2160 Satellite Blvd. Suite 130, Duluth, GA 30097	187,500	*
Daniel McKelvey (10) (2) 2160 Satellite Blvd. Suite 130, Duluth, GA 30097	150,000	*
William Scigliano (11) 2160 Satellite Blvd. Suite 130, Duluth, GA 30097	137,500	*
All directors and executive officers as a group (6 persons)	5,786,563	8.1%

* Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock (a) subject to options or warrants currently exercisable or exercisable within 60 days of March 7, 2008 or (b) into which shares of the Company’s Series A-1 Preferred Stock, Series B Preferred Stock and 8% Convertible Debentures are convertible within 60 days of March 7, 2008, are deemed outstanding for computing the percentage ownership of the stockholder holding the options, warrants, Series A-1 Preferred Stock, Series B Preferred Stock or 8% Convertible Debentures, as applicable, but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. As of March 7, 2008, the Company had 67,645,299 shares of common stock outstanding, 133,333 shares of Series A-1 Preferred Stock and 4,017,188 shares of Series B Preferred Stock currently convertible into one share of common stock each, respectively.

(2)	Represents 15,625,000 shares of common stock into which Enable's 8% Convertible Debentures are convertible and two warrants to purchase an aggregate of 12,500,000 shares of common stock at an exercise price of $0.15.

(3)
Represents 9,375,000 shares of common stock into which Forté’s 8% Convertible Debentures are convertible; a warrant to purchase an aggregate of 7,500,000 shares of common stock at an exercise price of $0.15, per share; and a warrant to purchase 3,177,223 shares of common stock at an exercise price of $0.064, per share.  Mr. McKelvey is a principal with Forte Partners LLC.

(4)
Represents 1,441,666 shares of common stock, 1,614,062 shares of common stock into which Mr. Criden’s shares of Series B Preferred Stock are convertible, a warrant to purchase an aggregate of 1,291,250 shares of Common Stock at an exercise price of $0.15 per share, and options to purchase 630,000 shares of common stock at exercise prices ranging from $0.13 to $1.91 per share; of which options to purchase 630,000 shares of common stock are exercisable within 60 days of March 7, 2008.  Mr. Criden is a former Director of the Company.

(5)
Represents 2,120,000 shares of common stock, 15,000 shares of common stock held in a custodial account for his children, 1,614,063 shares of common stock into which Mr. Singer’s shares of the Series B Preferred Stock are convertible, a warrant to purchase an aggregate of 1,291,250 shares of common stock at exercise price of $0.15 per share, and options to purchase 735,000 shares of common stock at exercise prices ranging from $0.13 per share to $1.91 per share; of which options to purchase 735,000 shares of common stock are exercisable within 60 days of March 7, 2008. The warrants were issued in the name of GHS Holdings Limited Partnership, a company that Mr. Singer controls.  Mr. Singer is a former Director of the Company.

(6)
Represents 80,000 shares of common stock held by Mr. Loughman, 664,063 shares of common stock into which Mr. Loughman’s shares of Series B Preferred Stock are convertible, warrants to purchase an aggregate of 531,250 shares of common stock at an exercise price of $0.15 per share, and options to purchase 1,455,000 shares of common stock at exercise prices ranging from $0.14 per share to $1.95 per share; of which options to purchase 648,750 shares of common stock are exercisable within 60 days of March 7, 2008.

(7)
Represents options to purchase 2,730,000 shares of common stock at exercise prices ranging from $0.13 per share to $1.55 per share; of which options to purchase 2,410,750 shares of common stock are exercisable within 60 days of March 7, 2008.

(8)
Represents options to purchase 1,000,000 shares of common stock at exercise prices ranging from $0.13 per share to $1.48, of which options to purchase 543,750 shares of common stock are exercisable within 60 days of March 7, 2008.

(9)
Represents 175,700 shares of common stock registered in his wife’s name and options to purchase 250,000 shares of common stock at an exercise price of $0.14, of which options to purchase 187,500 shares of common stock are exercisable within 60 days of March 7, 2008.

(10)
Represents options to purchase 300,000 shares of common stock at an exercise price of $0.09, of which options to purchase 150,000 shares of common stock are exercisable within 60 days of March 7, 2008. Mr. McKelvey is a principal with Forte Partners LLC.

(11)
Represents options to purchase 275,000 shares of common stock at an exercise price of $0.09, of which options to purchase 137,500 shares of common stock are exercisable within 60 days of March 7, 2008.

Item 13.	Certain Relationships And Related Transactions, And Director Independence

On December 17, 2007, uVuMobile, Inc. (the “Company”) entered into a definitive agreement (the “Securities Purchase Agreement”) to sell $2,033,423 of its 8% Secured Convertible Debentures (the “Debentures”) to institutional and private investors (collectively, the “Investors” or “Holders”).

The Debentures bear interest at the rate of 8% per annum and mature on December 17, 2009 (the “Maturity Date”).  The Company shall pay interest to the holders of the Debentures quarterly on each of January 1, April 1, July 1, and October 1 of each year prior to the Maturity Date of the Debentures.  The Debentures are also convertible into shares of the Company’s common stock at a conversion price of $0.064 per share, subject to adjustment in accordance with terms of the Debentures.  Any voluntary conversion by the Investors of the Debentures is subject to a Beneficial Ownership Limitation (as defined in the Debentures).  In addition, the Debentures are subject to a forced conversion (the “Forced Conversion”) in all or in part by the Company in the event that the daily volume weighted average stock price of the Company’s common stock for any twenty (20) consecutive trading days exceeds $0.256.  The Debentures are secured by all of the assets of the Company pursuant to a security agreement.

In connection with the Debentures, the Company issued to certain investors warrants that have substantially the same terms and conditions and give the respective Holders the right to purchase a total of 12,500,000 and 7,500,000 shares of the Company’s common stock, respectively, at an exercise price of $0.15 per share for a period of five (5) years.  Of which, 3,177,223 shares are issuable upon exercise of warrants, exercisable for a period of five (5) years at a price of $0.064 per share in connection with the Debenture issued to the finder of the Debenture, Forte Partners LLC (“Forte”), as a finders fee.  In addition, Forte Partners LLC received a finder’s fee of $203,342.  Mr. McKelvey, one of the Company’s Directors, is a principal of Forte Partners LLC.

The Company also issued 664,063 shares, 1,614,062 shares and 1,614,063 shares of its Series B Convertible Preferred Stock, respectively, to William J. Loughman, its Chief Executive Officer, and two of the Company’s former Directors, Michael Criden and Glenn Singer, in consideration for the cancellation of debt owed by the Company to each of these individuals.  In connection with the issuance of these shares of Series B Convertible Preferred Stock, the Company also issued warrants to purchase 531,250; 1,291,250; and 1,291,250 shares of the Company's common stock, respectively, to each of Messrs. Loughman, Criden and Singer. These warrants have an exercise price of $0.15 per share and are exercisable for a period of five (5) years.

The Company’s Audit Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions.

The Company’s Board

The Company’s Board consists of four directors. See Part III. Item 10.  The Board has determined that Messrs. Seifert and Scigliano qualify as “independent” as defined by applicable NASDAQ and SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	Principal Accountant Fees And Services

The following table represents fees for professional services rendered by Sherb & Co., LLP billed to the Company for the audit of its annual financial statements for the years ended December 31, 2007 and 2006, respectively, and fees for other services during those periods.

Type of Fees	2007	2006
Audit Fees	$45,000	$40,000
Audit-Related Fees	15,000	13,500
Tax Fees	–	–
All Other Fees	3,250	2,250

Total	$63,250	$55,750

Audit Fees

The Company incurred the following fees to Sherb & Co., LLP, its independent auditors, for services rendered for the years ended December 31, 2007 and 2006, a total of (i) $60,000 incurred in fiscal 2007 for the audit of its financial statements for fiscal 2007 and the reviews of the financial statements included in each of its Quarterly Reports on Form 10-Q for the year ended December 31, 2007, (ii) $53,500 incurred in fiscal 2006 was paid to Sherb & Co., LLP. for the audit of the Company’s financial statements for fiscal 2006 and the reviews of the financial statements included in each of its Quarterly Reports on Form 10-Q for the year ended December 31, 2006.

Audit Related Fees

There were no additional fees for 2007 and 2006 billed to the Company by Sherb & Co., LLP for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements that are not already reported in the paragraph immediately above.

Tax Fees

There were no additional fees for 2007 and 2006 billed to the Company by Sherb & Co., LLP for tax services.

All Other Fees

There were no additional fees for 2007 and 2006 billed to the Company by Sherb & Co., LLP for products and services rendered, other than as described above.

Auditor Pre-Approval Policies

The Audit Committee is responsible for pre-approving every engagement of the independent auditor to perform audit or non-audit services for the Company. The Audit Committee's pre-approval policy provides as follows:

1.
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

2.
Second, if any new "unlisted" services are proposed during the year, the Audit Committee will review each proposed individual engagement. From and after the effective date of the Commission's rule requiring Audit Committee pre-approval of all audit and permissible non-audit services provided by independent auditors, the Audit Committee had pre-approved all audit and permissible non-audit services provided by Sherb & Co., LLP, since its engagement as the Company’s principal independent accountants. The Audit Committee gives due consideration to the potential effect of non-audit services on maintaining Sherb & Co., LLP’s audit independence.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	Consolidated Financial Statements.

The following consolidated financial statements of uVuMobile are filed as part of this report:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Operations - Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders' Deficit - Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flow - Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule

All schedules required by applicable SEC regulations are either not required under the related instructions, are inapplicable, or the required information has been included in the Consolidated Financial Statements and therefore such schedules have been omitted.

(3)	Exhibits.

Exhibit Number	Exhibit

3.1*	Certificate of Incorporation, as amended, incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2001.

3.2*	Bylaws, as amended, of the Company, incorporated by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

3.3*
Series A-1 Convertible Preferred Stock Certificate of Designation as filed with the Secretary of State of the State of Delaware, incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on November 4, 2005 (the “November 2005 Form 8-K”)

3.4*	Certificate of Amendment to Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2006.

3.5*	Amended and Restated Certificate of Incorporation of uVuMobile, Inc., incorporated by reference from Exhibit 3.1 to the May 14, 2007 Form 8-K.

3.6*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the February 14, 2008 Current Report on Form 8-K.

4.1*
Form of Securities Purchase Agreement, dated as of March 29, 2005, incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.2*	Form of Subscription Agreement, dated as of December 31, 2004, incorporated by reference from Exhibit 10.8 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.3*
Form of Registration Rights Agreement, dated as of March 29, 2005, incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.4*
Form of Registration Rights Agreement, dated as of December 31, 2004, incorporated by reference from Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.5*
Registration Rights Agreement, dated as of November 29, 2004, between SmartVideo Technologies, Inc. and Interim CFO Solutions LLC, incorporated by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.6*	Form of Registration Rights Agreement, incorporated by reference from Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

4.7*
Amendment No. 1 dated March 29, 2005 to Securities Purchase Agreement, between SmartVideo Technologies, Inc. and Forte Capital Partners, LLC, incorporated by reference from Exhibit 4.7 to the Registrant’s May 2005 Registration Statement on Form SB-2.

4.8*
Form of warrant issued to each purchaser in the March 2005 private placement, incorporated by reference from Exhibit 4.1 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.9*
Form of warrant issued to each purchaser in the December 2004 private placement, incorporated by reference from Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.10*
Warrant issued to Interim CFO Solutions LLC to purchase 100,000 shares of common stock at $1.50 per share, incorporated by reference from Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.11*
Warrant issued to Interim CFO Solutions LLC to purchase 100,000 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.12*
Warrant issued to Interim CFO Solutions LLC to purchase 1,739,130 units, incorporated by reference from Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.13*
Form of Warrant issued to Interim CFO Solutions LLC to purchase 434,783 shares of common stock at $1.50 per share, incorporated by reference from Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.14*
Form of Warrant issued to Interim CFO Solutions LLC to purchase 434,783 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.15*
Warrant issued to Trilogy Capital Partners, Inc. to purchase 150,000 shares of common stock at $4.30, incorporated by reference from Exhibit 4.15 to the Registrant’s May 2005 Registration Statement on Form SB-2.

4.16*
Warrant issued to Trilogy Capital Partners, Inc. to purchase 275,000 shares of common stock at $5.00, incorporated by reference from Exhibit 4.16 to the Registrant’s May 2005 Registration Statement on Form SB-2.

4.17*
Warrant issued to Trilogy Capital Partners, Inc. to purchase 375,000 shares of common stock at $5.50, incorporated by reference from Exhibit 4.17 to the Registrant’s May 2005 Registration Statement on Form SB-2.

4.18*
Warrant issued to Trilogy Capital Partners, Inc. to purchase 450,000 shares of common stock at $6.50, incorporated by reference from Exhibit 4.18 to the Registrant’s May 2005 Registration Statement on Form SB-2.

4.19*
Securities Purchase Agreement dated as of October 31, 2005 among the Registrant and the investors listed on the Schedule of Buyers, incorporated by reference from Exhibit 10.1 of the November 2005 Form 8-K.

4.20*	Registration Rights Agreement entered into as of October 31, 2005 among the Registrant and the investor signatory thereto, incorporated by reference from Exhibit 10.2 to the November 2005 Form 8-K.

4.21*	Form of $1.75 warrant issued to each purchaser in the October 2005 private placement, incorporated by reference from Exhibit 4.2 of the November 2005 Form 8-K.

4.22*	Form of $2.00 warrant issued to each purchaser in the October 2005 private placement, incorporated by reference from Exhibit 4.1 of the November 2005 Form 8-K.

4.23*	Form of Warrant, incorporated by reference from Exhibit 4.1 to the July 21, 2006 Form 8-K.

4.24*	Form of Anti-Dilution Warrant, incorporated by reference from the November 4, 2005 Form 8-K.

4.25*	Securities Purchase Agreement dated July 7, 2006 between the Company and the investor party thereto, incorporated by reference from Exhibit 10.1 to the July 21, 2006 Form 8-K.

4.26*	Registration Rights Agreement dated July 7, 2006 between the Company and the investors party thereto, incorporated by reference from Exhibit 10.2 to the July 21, 2006 Form 8-K.

4.27*
Form of Securities Purchase Agreement executed in connection with the issuance of the Company’s 8% Secured Convertible Debentures, incorporated by reference from Exhibit 4.1 to the December 17, 2007 Form 8-K.

4.28*	Form of 8% Secured Convertible Debentures, incorporated by reference from Exhibit 4.2 to the December 17, 2007 Form 8-K.

4.29*
Form of Registration Rights Agreement executed in connection with the issuance of the Company’s 8% Secured Convertible Debentures, incorporated by reference from Exhibit 4.3 to the December 17, 2007 Form 8-K.

4.30*
Form of Enable Purchaser Warrants to purchase shares of the Company’s Common Stock issuable in connection with the Company’s 8% secured Convertible Debentures, incorporated by reference from Exhibit 4.4 to the December 17, 2007 Form 8-K.

4.31*
Form of Forte Purchaser Warrants to purchase shares of the Company’s Common Stock issuable in connection with the Company’s 8% secured Convertible Debentures, incorporated by reference from Exhibit 4.5 to the December 17, 2007 Form 8-K.

4.32*
Form of Security Agreement executed by the Company in connection with the Company’s issuance of the 8% Secured Convertible Debentures, incorporated by reference from Exhibit 4.7 to the December 17, 2007 Form 8-K.

4.33*
Form of Subsidiary Guarantee executed by the Company in connection with the Company’s issuance of the 8% Secured Convertible Debentures, incorporated by reference from Exhibit 4.8 to the December 17, 2007 Form 8-K.

10.1*	Convertible Promissory Note dated September 26, 2005 issued to Glenn Singer, incorporated by reference from Exhibit 10.4 to the November 2005 Form 8-K.

10.2*	Waiver of Second Closing Conditions under the Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the December 2005 Form 8-K.

10.3*
Settlement Agreement, dated January 30, 2006, among KC Ventures, Inc., Richard Seifert, SmartVideo Technologies, Inc. and OVT, Inc., incorporated by reference from Exhibit 10.1 to the January 31, 2006 Form 8-K.

10.4*
Agreement dated as of April 14, 2006, among the Company, OVT, Inc., Richard E. Bennett, Jr., Robert J. Walters and William R. Dunavant, incorporated by reference to Exhibit 10.13 to Post Effective Amendment No. 3 to the Company's Registration Statement on Form S-1 filed with the SEC on April 19, 2006.

10.5*	Settlement and Release Agreement dated June 8, 2006 among the Registrant and Enable Growth Partners, LP, incorporated by reference to Exhibit 10.1 to the June 13, 2006 Form 8-K.

10.6*
Interim Executive Services Agreement dated March 20, 2006 between the Company and Tatum, LLC, incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, filed on June 30, 2006 (SEC Registration No. 333-135532).

10.7*
Securities Purchase Agreement dated July 17, 2006 among the Registrant and the investors listed on the Schedule of Buyers, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on July 21, 2006 (“July 21, 2006 Form 8-K”).

10.8*	Registration Rights Agreement entered into as of July 17, 2006 among the Registrant and the investor signatory thereto, incorporated by reference from Exhibit 10.2 to the July 21, 2006 Form 8-K.

10.9*	Form of $1.25 warrant issued to each purchaser in the July 17, 2006 private placement, incorporated by reference from Exhibit 4.1 of the July 21, 2006 Form 8-K.

10.10**	Redeemable Warrant issued to Skyward Mobile, LLC, incorporated by reference from Exhibit 10.24 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.11**	Letter Agreement dated August 22, 2006, between Joseph S. Johnson and the Company, incorporated by reference from Exhibit 10.25 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.12**	Redeemable Warrant issued to James Morrison, incorporated by reference from Exhibit 10.26 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.13*	SmartVideo Technologies, Inc. 2004 Equity Incentive Plan, incorporated by reference from the Company's proxy statement on Schedule 14A filed with the SEC on July 21, 2004.

10.14*	SmartVideo Technologies, Inc. 2005 Stock Incentive Plan, incorporated by reference from the Company's proxy statement on Scheduled 14A filed with the SEC on January 19, 2006.

10.15*	Form of Non-Qualified Stock Option, incorporated by reference from Exhibit 10.45 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.16*	Form of Non-Qualified Stock Option, incorporated by reference from Exhibit 10.46 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.17*	Form of Incentive Stock Option, incorporated by reference from Exhibit 10.47 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.18*	Form of Incentive Stock Option, incorporated by reference from Exhibit 10.48 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.19*
General Release and Settlement Agreement dated January 11, 2007 by and between SmartVideo Technologies, Inc. d/b/a uVuMobile and the claimant parties signatory thereto, incorporated by reference from Exhibit 10.1 to the January 17, 2006 Form 8-K.

10.20*
Registration Rights Agreement dated January 11, 2007 by and between SmartVideo Technologies, Inc. d/b/a uVuMobile and the investors signatory thereto, incorporated by reference from Exhibit 10.2 to the January 17, 2006 Form 8-K.

10.21*
Redeemable Warrant to Purchase 150,000 Shares of the Common Stock of SmartVideo Technologies, Inc. for $2.50 per share issued to William B. Bandy and dated November 12, 2003, incorporated by reference from Exhibit (d)(76) to the Registrants Schedule TO-I filed on March 9, 2007.

10.22*
Redeemable Warrant to Purchase 350,000 Shares of the Common Stock of SmartVideo Technologies, Inc. for $2.10 per share issued to Dale Financial Consulting Services, Attn: Dick Newburg and dated February 28, 2006, incorporated by reference from Exhibit (d)(79) to the Registrants Schedule TO-I filed on March 9, 2007.

10.23*
Registration Rights Agreement dated February 28, 2006 between SmartVideo Technologies, Inc. and Dale Financial Consulting Services, incorporated by reference from Exhibit (d)(80) to the Registrants Schedule TO-I filed on March 9, 2007.

10.24*
Redeemable Warrant to Purchase 20,000 Shares of the Common Stock of SmartVideo Technologies, Inc. for $2.10 per share issued to Al Mahesh and dated February 28, 2006, incorporated by reference from Exhibit (d)(81) to the Registrants Schedule TO-I filed on March 9, 2007.

10.25*
Registration Rights Agreement dated February 28, 2006 between SmartVideo Technologies, Inc. and Al Mahesh, incorporated by reference from Exhibit (d)(82) to the Registrants Schedule TO-I filed on March 9, 2007.

10.26*
General Release and Settlement Agreement dated January 11, 2007 by and between SmartVideo Technologies, Inc. d/b/a uVuMobile and the claimant parties signatory thereto, incorporated by reference from Exhibit 10.1 to the January 11, 2007 Form 8-K.

10.27*
Registration Rights agreement dated January 11, 2007 by and between SmartVideo Technologies, Inc. d/b/a uVuMobile and the investors signatory thereto, incorporated by reference from Exhibit 10.2 to the January 11, 2007 Form 8-K.

10.28*
General Release and Settlement Agreement dated as of April 27, 2007 and effective April 30, 2007, by and between the Company and Richard Bennett, Jr., incorporated by reference from Exhibit 10.1 to the April 27, 2007 Form 8-K.

10.29*
General Release and Settlement Agreement dated July 16, 2007, by and between the Company, the Hamouth Family and Rene Hamouth, incorporated by reference from Exhibit 10.1 to the July 16, 2007 Form 8-K.

10.30*	Form of 8.25% Non-Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the July 20, 2007 Form 8-K.

10.31*	Promissory Note with Warrants issued by the Company to Mr. Jerry Bratton, incorporated by reference from Exhibit 10.1 to the September 20, 2007 Form 8-K.

10.32*	Promissory Note with Warrants issued by the Company to Mr. Ray Jones, incorporated by reference from Exhibit 10.2 to the September 20, 2007 Form 8-K.

10.33*	Promissory Note with Warrants issued by the Company to Mr. Drew Arnold, incorporated by reference from Exhibit 10.3 to the September 20, 2007 Form 8-K.

10.34*	Promissory Note with Warrants issued by the Company to Mr. Chris Carson, incorporated by reference from Exhibit 10.4 to the September 20, 2007 Form 8-K.

10.35*	Promissory Note with Warrants issued by the Company to Mr. Jerry Bratton, incorporated by reference from Exhibit 10.5 to the September 20, 2007 Form 8-K.

10.36*	Promissory Note with Warrants issued by the Company to Mr. Joseph Fitzpatrick, incorporated by reference from Exhibit 10.5 to the September 20, 2007 Form 8-K.

10.37*	Promissory Note with Warrants issued by the Company to KLC Ventures LP , incorporated by reference from Exhibit 10.6 to the September 20, 2007 Form 8-K.

10.38*	Form of Promissory Note with Warrants issued by the Company to Lenders, incorporated by reference from Exhibit 10.7 to the September 20, 2007 Form 8-K.

10.39*	Form of Security Agreement between the Company and Lenders, incorporated by reference from Exhibit 10.8 to the September 20, 2007 Form 8-K.

10.40*	Employment Agreement of Mr. William J. Loughman, incorporated by reference from Exhibit 10.1 to the November 2, 2007 Form 8-K.

10.41*	Employment Agreement of Mr. Tony Novia, incorporated by reference from Exhibit 10.2 to the November 2, 2007 Form 8-K.

10.42*	Employment Agreement of Mr. Scott Hughes incorporated by reference from Exhibit 10.3 to the November 2, 2007 Form 8-K.

10.43*	Settlement Agreement and General Release of Mr. William J. Loughman, incorporated by reference from Exhibit 10.4 to the November 2, 2007 Form 8-K.

10.44*	Settlement Agreement and General Release of Mr. Tony Novia, incorporated by reference from Exhibit 10.5 to the November 2, 2007 Form 8-K.

10.45*	Settlement Agreement and General Release of Mr. Scott Hughes, incorporated by reference from Exhibit 10.6 to the November 2, 2007 Form 8-K.

21#	Subsidiary of uVuMobile, Inc.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

**
Certain confidential information contained in the document filed herewith has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended.

#	Filed herewith.

(b)	Item 601 Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth in (a) (3) above.

(c)	Financial Statement Schedules

The financial statement schedules required by Regulation S-K are set forth in (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UVUMOBILE, INC.

March 10, 2008	By:	/s/ William J. Loughman
William J. Loughman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2008.

Signature	Title	Date

/s/ William J. Loughman
William J. Loughman	Chief Executive Officer and President	March 7, 2008

/s/ William J. Loughman
William J. Loughman	Chief Financial Officer	March 7, 2008

/s/ Daniel McKelvey
Daniel McKelvey	Director	March 7, 2008

/s/ Richard Seifert
Richard Seifert	Director	March 7, 2008

/s/ William Scigliano
William Scigliano	Director	March 7, 2008

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
uVuMobile, Inc.

We have audited the accompanying consolidated balance sheet of uVuMobile, Inc. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uVuMobile, Inc. and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/SHERB & CO., LLP
Certified Public Accountants

Boca Raton, Florida
March 7, 2008

UVUMOBILE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
Assets

Current Assets
Cash	$1,078,055	$3,696,581
Certificate of deposit	–	201,447
Accounts receivable - net of allowance for doubtful accounts of $22,000 and $0	275,402	162,795
Broadcast rights - net of accumulated amortization of $0 and $2,273,192	–	301,281
Prepaid expenses	32,306	125,189
Total Current Assets	1,385,763	4,487,293

Property and Equipment, net of accumulated depreciation of $1,793,926 and $936,614	940,729	1,541,390

Other Assets
Broadcast rights, net of current portion	–	310,384
Deferred finance costs	549,795	–
Intangible assets - net of accumulated amortization of $244,060 and $14,725	69,732	250,317
Other	36,110	102,261
Total Other Assets	655,637	662,962

Total Assets	$2,982,129	$6,691,645

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,967,281	$2,048,129
Contracts payable - broadcast rights	–	2,454,725
Capital lease obligations - current	–	33,255
Deferred revenues	7,840	20,248
Due to related parties	–	5,022,000
Loans payable and related accrued interest	95,255	63,042
Total Current Liabilities	3,070,376	9,641,399

Long-term Liabilities
Contracts payable - broadcast rights - net of current portion	–	979,851
Capital lease obligations - net of current portion	–	161,089
Total Long-Term Liabilities	–	1,140,940

Total Liabilities	3,070,376	10,782,339

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized, 11,666,666 shares issued and 133,333 outstanding as of December 31, 2007,11,666,666 shares issued and 2,633,333 outstanding as of December 31, 2006	134	2,634
Preferred stock, Series B, Convertible, $.001 par value, 50,000,000 shares authorized, 4,017,188 shares issued and 4,017,188 outstanding as of December 31, 2007,0 shares issued and 0 outstanding as of December 31, 2006	4,017	–
Common stock, $.001 par value, 150,000,000 shares authorized, 67,245,299 shares issued and outstanding as of December 31, 2007, 47,292,284 shares issued and outstanding as of December 31, 2006	67,645	47,288
Additional paid-in capital	73,375,786	61,179,644
Less: Deferred consulting fees	(2,752)	(877,628)
Accumulated deficit	(73,533,077)	(64,442,632)
Total Stockholders' Deficit	(88,247)	(4,090,694)

Total Liabilities and Stockholders' Deficit	$2,982,129	$6,691,645

See accompanying notes to consolidated financial statements

UVUMOBILE, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2007	2006	2005
Revenues
Revenue	$952,671	$800,231	$197,257
Total Revenues	952,671	800,231	197,257

Cost of Goods Sold
Cost of goods sold	476,500	94,830	–
Total Cost of Goods Sold	476,500	94,830	–

Gross Profit	476,171	705,401	197,257

Operating Expenses
Broadcast rights	193,909	2,024,549	2,001,584
Impairment of broadcast rights	(2,328,722)	2,330,000	–
Compensation and benefits	1,867,502	2,723,307	1,757,088
Consulting and professional fees	1,372,592	4,060,773	1,851,781
Data center	792,598	990,163	770,702
Depreciation and amortization	1,086,644	600,698	278,328
Settlement expense	1,425,677	4,935,756	5,541,244
Selling, general and administrative including stock-based compensation of $3,306,279, $5,038,519 and $4,325,680	4,817,313	7,789,145	6,820,784
Total Operating Expenses	9,227,513	25,454,391	19,021,511

Loss From Operations	(8,751,342)	(24,748,990)	(18,824,254)

Other Income (Expense)
Interest income (expense)	37,920	260,114	(916,020)
Interest expense	(127,923)	–	–
Total Other Income (Expense), Net	(90,003)	260,114	(916,020)

Net Loss	(8,841,345)	(24,488,876)	(19,740,274)
Preferred stock dividend	249,100	–	8,000,000
Net Loss to Common Shareholders	$(9,090,445)	$(24,488,876)	$(27,740,274)
Net loss per share - basic and diluted	$(0.15)	$(0.61)	$(0.76)

Weighted average common shares outstanding during the period	60,887,327	40,285,528	26,093,554

See accompanying notes to consolidated financial statements

UVUMOBILE, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Deficit
For the Period December 31, 2007, 2006 and 2005

	Series B, Convertible		Series A-1, Convertible				Additional	Deferred
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Consulting	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Fees	Deficit	Total
Balance, December 31, 2004	–	$–	–	$–	24,187,834	$24,188	$14,259,142	$(3,135,063)	$(12,213,482)	$(1,065,215)

Issuance of convertible preferred stock for cash	–	–	8,919,999	8,920	–	–	6,681,080	–	–	6,690,000
Issuance of convertible preferred stock in connection with conversion of convertible debt	–	–	1,746,667	1,747	–	–	1,308,253	–	–	1,310,000
Dividend recorded on convertible preferred stock issuance	–	–	–	–	–	–	8,000,000	–	(8,000,000)	–
Issuance of common stock for cash	–	–	–	–	1,761,345	1,761	3,961,239	–	–	3,963,000
Cash paid as direct offering cost	–	–	–	–	–	–	(233,125)	–	–	(233,125)
Issuance of common stock in connection with cash based warrant exercises	–	–	–	–	527,779	528	722,807	–	–	723,335
Issuance of common stock in connection with cashless based warrant exercises	–	–	–	–	1,338,623	1,339	(1,339)	–	–	–
Issuance of common stock as compensation to investors	–	–	–	–	50,000	50	197,450	–	–	197,500
Issuance of stock for services	–	–	–	–	750,000	750	711,750	–	–	712,500
Issuance of common stock for settlement of vendor payables	–	–	–	–	72,882	73	82,777	–	–	82,850
Issuance of warrants for services	–	–	–	–	–	–	2,624,450	–	–	2,624,450
Amortization of beneficial conversion feature on convertible debt	–	–	–	–	–	–	713,134	–	–	713,134
Amortization of stock based compensation	–	–	–	–	–	–	–	1,701,230	–	1,701,230
Net Loss	–	–	–	–	–	–	–	–	(19,740,274)	(19,740,274)
Balance, December 31, 2005	–	–	10,666,666	10,667	28,688,463	28,689	39,027,618	(1,433,833)	(39,953,756)	(2,320,615)

Amortization of stock based compensation	–	–	–	–	–	–	(271,563)	2,372,017	–	2,100,454
Fair market value of options granted	–	–	–	–	–	–	1,815,812	(1,815,812)	–	–
Exercise of warrants	–	–	–	–	807,607	806	943,169	–	–	943,975
Issuance of common stock for settlement of vendor payables	–	–	–	–	434,916	435	501,502	–	–	501,937
Issuance of common stock due to anti-dilution					1,121,856	1,122	(1,122)	–	–	–
Issuance of convertible preferred stock	–	–	1,000,000	1,000	–	–	4,749,000	–	–	4,750,000
Conversion of Series A-1 convertible preferred	–	–	(9,033,333)	(9,033)	9,033,333	9,033	–	–	–	–
Issuance of warrants for services	–	–	–	–	–	–	1,557,690	–	–	1,557,690
FAS 123(R) amortization	–	–	–	–	–	–	3,287,405	–	–	3,287,405
Issuance of common stock for cash	–	–	–	–	7,206,109	7,203	9,640,800	–	–	9,648,003
Redemption of warrants	–	–	–	–	–	–	(70,667)	–	–	(70,667)
Net Loss	–	–	–	–	–	–		–	(24,488,876)	(24,488,876)
Balance, December 31, 2006	–	–	2,633,333	2,634	47,292,284	47,288	61,179,644	(877,628)	(64,442,632)	(4,090,694)

Issuance of convertible preferred stock in connection with conversion of convertible debt	3,892,188	3,892	–	–	–	–	245,208	–	–	249,100
Issuance of convertible preferred stock in connection with settlement of vendor payables	125,000	125	–	–	–	–	11,121	–	–	11,246
Issuance of common stock in connection with legal settlements	–	–	–	–	9,725,000	9,725	5,738,775	–	–	5,748,500
Amortization of stock based compensation	–	–	–	–	–	–	–	874,876	–	874,876
Fair market value of warrants granted	–	–	–	–	–	–	350,536	–	–	350,536
Exercise of warrants					8,128,015	8,132	730,093	–	–	738,225
Conversion of Series A-1 convertible preferred		–	(2,500,000)	(2,500)	2,500,000	2,500	–	–	–	–
FAS 123(R) amortization	–	–	–	–	–	–	2,540,774	–	–	2,540,774
Forgiveness of loans to related parties	–	–	–	–	–	–	300,000	–	–	300,000
Amortization of beneficial conversion feature on convertible debt	–	–	–	–	–	–	2,033,423	–	–	2,033,423
Redemption of warrants	–	–	–	–	–	–	(2,888)	–	–	(2,888)
Dividend recorded on convertible preferred stock issuance	–	–	–	–	–	–	249,100	–	(249,100)	–
Net Loss	–	–	–	–	–	–	–	–	(8,841,345)	(8,841,345)
Balance, December 31, 2007	4,017,188	$4,017	133,333	$134	67,645,299	$67,645	$73,375,786	$(2,752)	$(73,533,077)	$(88,247)

See accompanying notes to consolidated financial statements

UVUMOBILE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	For the Years Ended
	December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net loss	$(8,841,345)	$(24,488,876)	$(19,740,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	874,876	2,100,454	–
Amortization of broadcast rights	–	2,024,549	1,740,552
Impairment of broadcast rights	(2,328,722)	2,330,000	–
Adjustment to broadcast right contracts	–	407,310	–
Amortization of intangible assets	229,335	14,725	–
Value of warrants issued for interest expense	62,124
Amortization of deferred finance costs	7,049
Bad debt	22,000	60,078	77,937
Depreciation	857,312	585,973	278,328
Issuance of common stock as compensation for services	–	–	712,500
Issuance of warrants as compensation for services	–	1,557,690	2,624,450
Issuance of common stock for legal settlement	–	–	–
Amortization of beneficial conversion	25,418	–	713,134
Non-cash stock-based compensation	2,540,774	3,287,405	1,701,230
Valuation adjustment related to non-cash compensation due to advisor	–	–	–
Additional consideration related to rights of convertible promissory notes	–	–	197,500
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(134,607)	(222,873)	(76,937)
Prepaid expenses	92,883	(125,189)	90,687
Deposits	66,150	–	–
Intangable assets	(48,750)	–	–
Other assets	201,447	19,900	(112,161)
Increase (Decrease) in:
Accounts payable and accrued expenses	409,628	(646,432)	1,633,565
Deferred revenues	(12,408)	20,248	–
Contract rights payable	(301,625)	(2,233,500)	(520,000)
Accrued settlement expenses	1,061,500	4,230,756	5,316,244
Net Cash Used in Operating Activities	(5,216,961)	(11,077,782)	(5,363,245)
Cash Flows from Investing Activities
Purchase of certificate of deposit	–	(201,447)	–
Purchase of equipment	(256,652)	(1,005,950)	(764,479)
Purchase of intangible assets	–	(265,042)	–
Net Cash Used in Investing Activities	(256,652)	(1,472,439)	(764,479)
Cash Flows from Financing Activities
Redemption of warrants	(2,888)	(70,667)	–
Loans from related parties	300,000	–	–
Convertible debt	249,100	–	–
Issuance of convertible preferred stock for cash	–	–	6,690,000
Issuance of common stock for cash	–	9,648,003	3,963,000
Cash paid as direct offering cost for common stock issuance	–	–	(233,125)
Proceeds from warrant exercises	738,225	943,975	723,335
Loans Payable	2,033,423	–	–
Deferred finance cost	(268,432)	–	–
Proceeds from issuance of convertible debt	–	–	1,310,000
Proceeds from related party borrowings	–	–	225,000
Repayments of related party borrowings	–	(64,429)	(235,000)
Repayments of capital lease obligations	(194,341)	(2,646)	–
Repayments on advisor borrowings	–	–	(807,474)
Proceeds from (Repayments of) PPM funds	–	–	(114,500)
Net Cash Provided By Financing Activities	2,855,087	10,454,236	11,521,236
Net increase (decrease) in cash and cash equivalents	(2,618,526)	(2,095,985)	5,393,512
Cash - Beginning of year	3,696,581	5,792,566	387,592
Cash - End of Year	$1,078,055	$3,696,581	$5,781,104
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$–	$–	$–
Interest	$–	$–	$–
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of broadcast rights	$–	$84,000	$7,705,076
Acquisition of equipment held under capital leases	$–	$196,990	$–
Issuance of common stock to acquire software	$–	$208,000	$–
Issuance of common stock for settlement of accounts payable	$11,246	$293,937	$82,850
Issuance of common stock for settlement of litigation	$5,748,500	$4,750,000	$–
Issuance of convertible preferred stock to settle accrued litigation	$–	$–	$–
Issuance of common stock pursuant to anti-dilution agreement	$–	$1,122	$–
Issuance of convertible preferred stock for conversion of debt	$245,208	$–	$–
Conversion of convertible preferred stock to common stock	$2,500	$9,033	$–
Warrants issued for debt finance closing	$350,536	$–	$–
Beneficial conversion feature	$2,008,005	$–	$–
Forgiveness of debt to related party	$300,000	$–	$–
Deemed preferred dividend	$249,100	$–	$–
Forfeiture of stock-based compensation	$–	$271,563	$–
Options granted for future services	$–	$1,815,812	$–

See accompanying notes to consolidated financial statements

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Note 1 – Organization

uVuMobile™, Inc. (hereinafter sometimes referred to as  “uVuMobile,” the “Company,” “we,” “us,” or “our”) is a provider of video content distribution services and technology.

Incorporated in 1984, the Company acquired OVT, Inc., d/b/a SmartVideo, in November 2002, subsequently changing its name to SmartVideo Technologies, Inc., and in June 2007 the Company changed its name to uVuMobile.  Although the core business of the Company has remained constant, the Company has changed its focus from distributing business-to-business services to the distribution of video content to consumers.

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

During the fourth quarter of 2006, the Company expanded its product offerings to include a new suite of mobile technology and content solutions, bringing together a myriad of implementation choices, business models and marketing plans. The Company believes these new products will aid its customers that are seeking to capitalize on mobile technology opportunities. These new media services combine TV, radio, and other media platforms with user-friendly personalization, interactivity and targeted advertising.

Note 2 - Going Concern, Significant Accounting Policies And Risks And Uncertainties

(A)	Going Concern

As reflected in the accompanying audited consolidated financial statements, the Company has a net loss of $8,841,345 and net cash used in operations of $5,216,961 for the year ended December 31, 2007. The Company also has an accumulated deficit of $73,533,077 at December 31, 2007.

Based on information currently available regarding its proposed plans and assumptions relating to operations the Company anticipates that the net proceeds from the closing of its last financing in 2007, together with revenues generated from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond the second quarter of 2008. There can be no assurance that the Company will be able to secure additional financing on acceptable terms at or prior to the depletion of existing funds, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern.  The Company has no firm commitment for any additional capital.

(B)	Basis Of Presentation

The consolidated financial statements of uVuMobile include the accounts of its wholly owned subsidiary, OVT, Inc. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

(C)	Use Of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods presented. Actual results may differ from these estimates.

Significant estimates during 2007, 2006 and 2005 include depreciable lives on property and equipment, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings, valuation and related amortization of intangible broadcast rights pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 63 and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

(D)	Cash And Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2007 and 2006, the balance exceeded the federally insured limit by approximately $975,000 and $3,597,000 respectively. Additionally, at December 31, 2007 and 2006, the Company had $2,000 maintained under a compensating balance agreement. The $2,000 is retained due to potential credit card chargebacks that are unforeseen.

(E)	Accounts Receivable

Substantially all of the Company’s accounts receivable are due from end-users. Collateral is not required. Credit losses are provided for in the consolidated financial statements. The Company has a limited history in evaluating such credit losses.

(F)	Allowance For Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. In January 2005, the Company launched its direct-to-consumer mobile video service. While the Company uses many of the features developed for the core technology in delivering this new service, its focus on a direct-to-consumer model represents a significant change in direction. The allowance for doubtful accounts at December 31, 2007 and 2006 was $22,000 and $0 respectively.

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

The Company provides services to its business-to-business customers under volume-based usage arrangements of its digital media and multimedia broadcast products and services. Under certain arrangements, the customers are subject to a base monthly fee or minimum monthly usage requirement in order to maintain a customer’s preferential negotiated rates.

Revenues for direct-to-consumer and custom applications are recognized as earned upon the delivery of services to the Company’s subscription-based customers. This is typically when a digital media or multimedia broadcast is viewed. Many of the Company’s subscription-based customers access its programming through the purchase of a monthly, semi-annual, or annual subscription fee for uVuMobile’s mobile entertainment services.  Revenue received on annual subscriptions is deferred and therefore is recognized ratably over the term of the contract.

(K)	Product Concentration

The Company derives a substantial portion of its revenues from four types of products: business-to-business, direct-to-consumer mobile video service, mobile advertising and custom applications.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

	For the Years Ended December 31,
Revenues	2007		2006		2005
Business-to-business	$26,546	3%	$77,002	9%	$83,475	42%
Direct-to-consumer	247,469	26%	542,178	68%	113,782	58%
Mobile advertising	37,500	4%	23,030	3%	–	0%
Custom applications	641,156	67%	158,021	20%	–	0%
Total Revenue	$952,671	100%	$800,231	100%	$197,257	100%

The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of market acceptance, technological change or other factors.

(L)	Customer Concentration

For the years ended December 31, 2007 and 2006, the Company did not have a customer concentration.  For the year ended December 31, 2005, the Company derived a substantial portion of its revenues from two customers accounting for 34% of its revenues.

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

(N)	Goodwill And Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires goodwill and intangible assets with indefinite useful lives not be amortized, but be tested for impairment annually or whenever indicators or impairments arise.  Intangible assets that have finite lives continue to be amortized over their estimated useful lives.  Out intangible assets consist of contract based intangibles.

These transactions were accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”.

As of December 31, 2007 the Company’s identifiable intangible assets subject to amortization consisted of the following:

	December 31, 2007		December 31, 2006
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Contract Based	$313,792	$244,060	$265,042	$14,725
Total	$313,792	$244,060	$265,042	$14,725

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life of 18 months was $229,335 and $14,725 for the years ended December 31, 2007 and December 31, 2006, respectively.  The remaining amortization expense of $69,732 will be recognized in 2008.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

(O)	Financing Costs

Costs incurred for the 8% Convertible Debenture notes were deferred and are being amortized as interest expense over the term of the respective financing arrangements using the straight-line method.

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

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, broadcast rights (asset), accounts payable, broadcast rights payable, and loans payable/due to related party approximate fair value due to the relatively short period to maturity for these instruments.

(R)	Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“EPS”), basic EPS is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted EPS is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, convertible debt, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of EPS due to their anti-dilutive effect as the Company has reflected a net loss at December 31, 2007, 2006 and 2005, respectively. Accordingly, basic and diluted EPS are the same.

The following table shows all common stock equivalents outstanding at December 31, 2007, 2006 and 2005, respectively.

	December 31,
	2007	2006	2005
Common stock options	11,960,000	9,030,000	3,480,000
Common stock warrants	40,062,598	35,010,149	24,640,917
Common stock upon conversion of debt	31,772,234	–	–
Preferred stock Series A-1	133,333	2,633,333	10,666,666
Preferred stock Series B	4,017,188	–	–
Total common stock options and warrants	87,945,353	46,673,482	38,787,583

During the year ended December 31, 2007, the Company completed a tender offer for an aggregate of 27,349,426 warrant shares.  Of the 27,349,426 warrant shares tendered, 24,712,606 were converted into shares of common stock at exchange rates ranging from three-for-one to ten-for-one warrant shares for common shares.  Under the tender offer 2,636,820 warrant shares were purchased at exercise prices ranging from $0.22 to $0.30.  Upon completion of the tender offer, the Company received proceeds of $738,221 and issued 8,128,016 shares of common stock.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

(S)	Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2006, we have adopted SFAS No. 123(R) under the prospective method.

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

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that Convertible Preferred Stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the Preferred Stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on its unaudited consolidated financial position, results of operations and cash flows.

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

(V)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument-by-instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurement.”  The Company does not expect the adoption of FASB 157 to materially effect the Company’s financial position or results of operations.

FASB 141 (Revised 2007) – Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations.”  This Statement replaces FASB Statement No. 141, “Business Combinations.”  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting -the acquisition method -to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) the formation of a joint venture, (b) the acquisition of an asset or a group of assets that does not constitute a business, (c) a combination between entities or businesses under common control, (d) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 – Noncontrolling Interests In Consolidated Financial Statements – An Amendment Of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 – “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”), before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) the ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement  of financial position within equity, but separate from the parent’s equity, (b)  the  amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c)  changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

(W)	Reclassifications

Certain amounts in the years 2005 and 2006 consolidated financial statements have been reclassified to conform to the year 2007 consolidated presentation. Such reclassifications had no effect on the financial position, results operations or cash flows.

Note 3 - Accounts Receivable

	December 31,
	2007	2006
Accounts receivable	$297,402	$162,795
Allowance for doubtful accounts	(22,000)	–
Accounts receivable - net of allowance for doubtful accounts	$275,402	$162,795

Bad debt expense for the years ending 2007, 2006 and 2005 was $22,000, $60,078, and $77,937, respectively. These amounts are included as a component of Selling, General and Administrative Expenses.

Note 4 - Broadcast Rights

(A)	Asset

At December 31, 2007, amortization expense and impairment of broadcast rights accounted for $611,666 of the total impairment of broadcast rights expense of ($2,328,722).  The additional $2,940,388 represented expenses paid to content providers where no long-term commitment exists and recapture of a capitalized contract that had no future value.  At December 31, 2006, amortization expense of broadcast rights accounted for $2,206,859 of the total broadcast rights expense of $4,354,549. At December 31, 2005, amortization expense of broadcast rights accounted for $1,740,552 of the total broadcast rights expense of $2,001,584.  The additional $261,032 represented expenses paid to content providers due to subscriber usage exceeding minimum monthly guarantees or to content providers where no long term contract commitment exists.

At December 31, 2007, Broadcast Rights Assets - net of accumulated amortization was $0. Broadcast Rights Assets - net of current portion was $0.  At December 31, 2006, Broadcast Rights Assets - net of accumulated amortization was $301,281. Broadcast Rights Assets - net of current portion was $310,384.  At December 31, 2005, Broadcast Rights Assets - net of accumulated amortization was $2,408,525. Broadcast Rights Assets - net of current portion was $2,880,999.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

(B)	Liability

During 2007 and 2006, the Company paid $0 and $2,233,500, respectively, to content providers pursuant to the terms of the related contracts.

Contracts payable – short-term at December 31, 2007 were $0.  Contracts payable - long-term at December 31, 2007 were $0.  Contracts payable – short-term at December 31, 2006 were $2,454,725.  Contracts payable - long-term at December 31, 2006 were $979,851.

Note 5 - Property And Equipment

Equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense is as follows:

	For The years Ended
	December 31,
	2007	2006	2005
Depreciation	$857,312	$585,973	$278,328

Equipment consists of the following:

	For The years Ended
	December 31,
	2007	2006	2005
Computer equipment	$2,655,155	$2,398,504	$987,564
Proprietary software development	79,500	79,500	79,500
	2,734,655	2,478,004	1,067,064
Less accumulated depreciation	(1,793,926)	(936,614)	(350,641)
Property and equipment, net	$940,729	$1,541,390	$716,423

Note 6 - Convertible Promissory Notes

On September 26, 2005 and October 19, 2005, the Company borrowed an aggregate $600,000 from two different related parties (four separate notes) pursuant to the terms of a Convertible Promissory Note. Under the terms of the agreement, the convertible notes bore interest at 8%, were unsecured and due in one-year. These Convertible Promissory Notes were each issued with five (5) year warrants to purchase an aggregate 200,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant holders were also granted certain piggy-back registration rights with respect to the shares of common stock underlying the Convertible Promissory Notes and the warrants. Additionally, if the Company was able to successfully complete a financing of at least $2,500,000 from the sale of its equity securities prior to the maturity date of the Convertible Promissory Notes, the principal amount of each note would automatically convert into shares or units of the equity securities sold in such financing at a per share sale price or unit price of the financing on a one-for-one ratio. The financing was completed in November 2005, and all related debt principal was converted into Series A-1 Convertible Preferred Stock. This $600,000 was converted at $0.75 into 800,000 shares of Series A-1 Convertible Preferred Stock. At December 31, 2005, outstanding related party accrued interest was $5,422.

On November 10, 2005, the Company borrowed $150,000 from a related party pursuant to the terms of a Convertible Promissory Note. Under the terms of the agreement, the convertible note bore interest at 15%, was unsecured and due in one-year. This Convertible Promissory Note was issued with a five (5) year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant holder was also granted certain piggy-back registration rights with respect to the shares of common stock underlying the Convertible Promissory Note and the warrants. Additionally, if the Company was able to successfully complete a financing of at least $2,500,000 from the sale of its equity securities prior to the maturity date of the Convertible Promissory Note, the principal amount of the note would automatically convert into shares or units of the equity securities sold in such financing at a per share sale price or unit price of the financing on a one-for-one ratio. The financing was completed in December 2005, and all related debt principal was converted into Series A-1 Convertible Preferred Stock. This $150,000 was converted at $0.75 into 200,000 shares of Series A-1 Convertible Preferred Stock. At December 31, 2005, outstanding related party accrued interest was $688.

On November 10, 2005, the Company borrowed an aggregate $560,000 from unrelated third parties pursuant to the terms of a Convertible Promissory Note. Under the terms of the agreement, the convertible notes bore interest at 15%, were unsecured and due in one-year. These Convertible Promissory Notes were issued with a five (5) year warrant to purchase an aggregate 186,667 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrant holders were also granted certain piggy-back registration rights with respect to the shares of common stock underlying the Convertible Promissory Notes and the warrants. Additionally, if the Company was able to successfully complete a financing of at least $2,500,000 from the sale of its equity securities prior to the maturity date of the Convertible Promissory Notes, the principal amount of each note would automatically convert into shares or units of the equity securities sold in such financing at a per share sale price or unit price of the financing on a one-for-one ratio. The financing was completed in December 2005, and all related debt principal was converted into Series A-1 Convertible Preferred Stock. This $560,000 was converted at $0.75 into 746,667 shares of Series A-1 Convertible Preferred Stock. At December 31, 2005, outstanding related accrued interest was $2,433.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

As a result of applying the definitions of EITF 00-19 and EITF 05-2, the Company has accounted for the convertible debt financings pursuant to the provisions of EITF 98-5 and ETIF 00-27. The Company computed a debt discount on the aggregate $1,310,000 in convertible debt financing based on the provisions of APB No. 14 totaling $713,134. The allocation was based on the allocable proceeds of the debt financings between the fair value of the beneficial conversion option of the related convertible debt instruments and detachable freestanding warrants. The Company began amortizing the debt discount to interest expense over the one-year life of the related convertible debt. Upon full conversion of the convertible debt in November 2005, all remaining unamortized debt discount was charged to the statement of operations for the year ended December 31, 2005. The Company recorded the effect of the conversion by debiting interest expense and crediting additional paid in capital.

The following is a summary of the activity for convertible debt issuances the year ended December 31, 2005.

Convertible notes payable - related party	$750,000
Convertible notes payable	560,000
Total convertible notes payable	$1,310,000

Pursuant to the terms of the convertible debt, the entire $1,310,000 debt financing was automatically converted into the Company’s Series A-1 Convertible Preferred Stock offering in November 2005 at $0.75 per share for an aggregate 1,746,667 shares. The conversions were triggered due to an amount greater than $2,500,000 being raised in a subsequent equity financing.

At December 31, 2005, there are no outstanding convertible debt instruments. The following is a summary of total accrued interest payable that remained unconverted from these convertible debt instruments at December 31, 2005:

Convertible notes payable - related party	$6,110
Convertible notes payable	2,443
Total accrued interest payable	$8,553

There were no related issuances during the year ended December 31, 2006.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

On December 17, 2007, uVuMobile, Inc. (the “Company”) entered into a definitive agreement (the “Securities Purchase Agreement”) to sell $2,033,423 of its 8% Secured Convertible Debentures (the “Debentures”) to institutional and private investors (collectively, the “Investors” or “Holders”).

The Debentures bear interest at the rate of 8% per annum and mature on December 17, 2009 (the “Maturity Date”).  The Company shall pay interest to the holders of the Debentures quarterly on each of January 1, April 1, July 1, and October 1 of each year prior to the Maturity Date of the Debentures.  The Debentures are also convertible into shares of the Company’s common stock at a conversion price of $0.064 per share, subject to adjustment in accordance with terms of the Debentures.  Any voluntary conversion by the Investors of the Debentures is subject to a Beneficial Ownership Limitation (as defined in the Debentures).  In addition, the Debentures are subject to a forced conversion (the “Forced Conversion”) in all or in part by the Company in the event that the daily volume weighted average stock price of the Company’s common stock for any twenty (20) consecutive trading days exceeds $0.256.  The Debentures are secured by all of the assets of the Company pursuant to a security agreement.

In connection with the Debentures, the Company issued warrants to certain investors.  The warrants have substantially the same terms and conditions and give the Holders the right to purchase a total of 12,500,000 and 7,500,000 shares of the Company’s common stock, respectively, at an exercise price of $0.15 per share for a period of five (5) years.  3,177,223 of these shares are issuable upon exercise of warrants, exercisable for a period of five (5) years at a price of $0.064 per share in connection with the Debenture issued to the finder of the Debenture, Forte Partners LLC (“Forte”), as a finder’s fee.

As a result of applying the definitions of EITF 00-19 and EITF 05-2, the Company has accounted for the convertible debt financings pursuant to the provisions of EITF 98-5 and EITF 00-27. The Company computed a debt discount on the aggregate $2,033,423 in convertible debt financing based on the provisions of APB No. 14 totaling $2,033,423. The allocation was based on the allocable proceeds of the debt financings between the fair value of the beneficial conversion option of the related convertible debt instruments and detachable freestanding warrants. The Company began amortizing the debt discount to interest expense over the two-year life of the related convertible debt.

The following is a summary of the activity for convertible debt issuances the year ended December 31, 2007.

Convertible notes payable	$2,033,423
Loan discount	(2,008,005)
Total convertible notes payable	$25,418

Note 7 - Promissory Notes

Concurrent with the merger between Armagh and OVT, the Company assumed a $50,000 loan payable to a third-party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $16,000 and $13,000 as of December 31, 2007 and 2006 respectively.

On July 20, 2007 the Company entered into five Bridge Loan Agreements in the amount of $100,000 each with Glenn Singer, Justin A. Stanley, David Oros, Michael Criden, and John E. Abdo for total proceeds of $500,000 and issued 8.25% promissory notes to all five Directors of the Company.  The loan is evidenced by an unsecured promissory note (the “Note”) which accrues interest at a rate of 8.25% per annum.  Interest and principal on the Note are due in full one hundred and twenty (120) days from the date of the Note.  On August 23, 2007 Messrs. Abdo, Oros and Stanley resigned their positions as Directors of the Company.  In connection with their resignations, Messrs. Abdo, Oros and Stanley each forgave repayment of the $100,000 bridge loan that each had made to the Company on July 20, 2007, as well as all accrued interest on the loan.  The accrued interest on the five loans payable was approximately $3,330.  As a result of the forgiveness of the three loans by Messrs. Abdo, Oros and Stanley, paid-in capital increased $303,330.

Between August 31, 2007 and September 25, 2007, the Company entered into six Bridge Loan Agreements with Jerry Bratton, Ray Jones, Drew Arnold, Chris Carson, Joseph Fitzpatrick and KLC Ventures, Inc. (the “Lenders”) for total proceeds of $212,500 and issued 12% promissory notes to all six Lenders.  The loan is evidenced by a promissory note (the “Note”) which accrues interest at a rate of 12% per annum and provides for the repayment of the principal amount and all accrued interest thirty (30) days from the date of the Note (the “Maturity Date”), and Security Agreements between the Company and each of the Lenders (a “Security Agreement”) pursuant to which the Company is granting to the Lenders a lien on substantially all of the Company’s assets (up to $282,625 in aggregate amount between the six Lenders) to secure the repayment of the Note.  As an inducement for the Lenders to make the Bridge Loans, the Company agreed in the Note to issue Warrants granting to the Lender the right to acquire an aggregate of 425,000 shares of the Company’s common stock at an exercise price of $0.10 per share (the “First Warrants”).  The First Warrants will have a five (5) year term and will have other normal and customary provisions, including anti-dilution provisions and registration rights with respect to the underlying shares of common stock.  The reason for the short duration of the Bridge Loan is that certain accredited investors (the “Investors”) were in negotiations with the Company to make up to a $4 million strategic equity investment in the Company (the “Strategic Equity Transaction”), which investment would be made on or about the Maturity Date to enable the Company to pay back the six Bridge Loans.  Subject to the parties entering into definitive documentation with respect to the Strategic Equity Transaction, the Investors would invest a minimum of $1 million and a maximum of $4 million in the Company. If the Strategic Equity Transaction is consummated, the Company plans to use a portion of the proceeds to repay the Bridge Loans.  However, in the Note the Lender has been granted the right, exercisable once the Company has closed on a qualified strategic financing, to convert the principal balance of the Bridge Loan into shares of the Company’s common stock at a conversion rate of ten shares of common stock for each dollar of the Bridge Loan so converted.  If a Lender chooses to convert the Bridge Loan to equity, then the Company will have the option of paying the accrued interest owed to such Lender in cash or in additional shares of common stock at the same conversion rate.  To induce the Lender to convert the Bridge Loan to equity and not seek repayment of the same, upon such conversion, the Company will issue to that Lender a Warrant granting the right to acquire an aggregate of 212,500 shares of the Company’s common stock at an exercise price of $0.10 per share (the “Second Warrant”).  The Second Warrant will have a five (5) year term and will have other normal and customary provisions, including anti-dilution provisions and registration rights with respect to the underlying shares of common stock. As noted above, the Company is in negotiations with respect to entering into a term sheet with respect to a Strategic Equity Transaction.  There can be no assurance that the parties will be able to agree upon definitive documentation and consummate the Strategic Equity Transaction.  If the parties do not close the Strategic Equity Transaction by the Maturity Date, then the Lenders will grant to the Company an additional ninety (90) days to repay the Bridge Loans, with the interest rate with respect to the Notes increasing from 12% to 14% during that 90-day period until the Notes are repaid in full.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

On December 17, 1007, Michael Criden and Glenn Singer converted their loans plus interest in the amount of $103,300 each.  In consideration for the cancellation of debt, Messrs. Criden and Singer received 1,614,062 and 1,614,063 shares of Series B Preferred Stock, respectively.

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

On or about April 22, 2004, the Company filed a complaint in the United States District Court, North District of Georgia (Case No. 1:04-CV-1123) against Rene Hamouth, seeking the recovery of all profits realized by Mr. Hamouth resulting from his alleged violations of Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to his purchases and sales of the Company’s common stock since approximately January 1, 2003. The Company is seeking damages in the amount of at least $151,428, interest on the amount of profits recovered and all other general and equitable relief to which it may be entitled. Since filing the complaint and serving Mr. Hamouth, Mr. Hamouth has filed an answer. The court has entered a scheduling order, approving the Joint Preliminary Planning Report and Discovery Plan. On March 16, 2005, the Company received notice that Mr. Hamouth's attorney in this matter has withdrawn from the case. On April 15, 2005, the Company filed a motion for summary judgment on this matter. The motion was unopposed. On October 5, 2005, the Court granted its motion and executed a judgment for us in the amount of $172,342.  On July 16, 2007, the Company entered into a General Release and Settlement Agreement with the Hamouth Family Trust and Rene Hamouth.  (See October 20, 2006 Hamouth litigation paragraph below describing the settlement agreement.)

On March 9, 2005, SmartVideo Europe, Ltd., or SVEL, which is not an affiliate of uVuMobile, announced its intention to bring legal action in the form of a mediation/arbitration against the Company in regard to its alleged repudiation and breach of a distribution agreement between the parties, dated April 2, 2004, which involved certain rights to distribute certain of the Company’s products. The dispute includes claims of SVEL that the Company had anticipatorily breached its agreement with SVEL, thus allegedly inhibiting the development of SVEL's business utilizing the Company’s technology on an exclusive basis in 25 countries throughout the European Union. the Company contends that it had the right to terminate the agreement because of breaches by SVEL. On or about December 13, 2006, SVEL filed its Statement of Claim with the American Arbitration Association. The Company filed its response to the Statement of Claim on or about January 22, 2007. The parties have now agreed to mediate the matter prior to proceeding with arbitration. The mediation, which was set for October 23, 2007, has been postponed indefinitely.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

On or about July 18, 2006, Manhattan Investments, Inc. (“Manhattan”) filed a Complaint against the Company in the United States District Court, Northern District of California (Case No. C-06-4379), alleging that the Company has wrongfully refused to remove the restrictive legend on a stock certificate representing 49,795 shares. The Complaint includes claims for breach of fiduciary and statutory duties, conversion and fraud, and seeks injunctive relief, as well as monetary damages. On October 2, 2006, the Company filed a Motion to Transfer for Improper Venue. The Motion was granted by the Court on November 13, 2006.  On July 23, 2007 (the “Effective Date”) the Company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with Manhattan.  Pursuant to the Agreement, the parties agreed, among other things, that the Company will issue 850,000 shares of the Company’s common stock, par value $0.001 to Manhattan within seven business days following a determination by the Court that the issuance of such common stock is fair, reasonable, and adequate to Manhattan (the “Judicial Determination”).  The 850,000 shares of the Company’s common stock will be issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Section 3(a)(10) of the Act.  The Agreement also requires the Company to pay $35,000 to Manhattan within 15 days after the closing of an equity financing transaction, provided that the Company completes such transaction.  In addition, the agreement requires the Company to cause 49,795 shares of the Company’s common stock currently owned by Manhattan to be re-issued without restrictive legends within seven business days of the Effective Date.  In exchange for the payments and actions described above, the Agreement provides for a release of the Company and each of the owners, stockholders, predecessors, successors, directors, officers, employees, representatives, attorneys, subsidiaries, and affiliates of the Company from all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by Manhattan.  The Agreement further provides for a release of Manhattan and each of the trustees, representatives, attorneys and affiliates of Manhattan, and all persons acting by, through, under or in concert with them from any and all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Company.  On July 24, 2007, the United States District Court entered an Order making the above-referenced Judicial Determination. At September 30, 2007, based on the settlement date of July 23, 2007, the Company accrued a settlement liability and related expense of $332,500 based on the quoted closing trading price of $0.35 per share for the underlying 850,000 common shares in addition to the $35,000 in cash payments.

On or about October 20, 2006, Hamouth Family Trust (“Hamouth”) filed a Complaint against the Company in the Court of Chancery of the State of Delaware, in which Hamouth seeks declaratory and injunctive relief, as well as damages in an unspecified amount, related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by Hamouth.  On July 16, 2007 (the “Effective Date”), the Company entered into a General Release and Settlement Agreement (the “Agreement”) with the Hamouth Family Trust and Rene Hamouth (the “Claimant Parties”) related to the Company's alleged wrongful refusal to issue new stock certificates without restrictive legends for 800,000 shares of stock owned by the Hamouth Family Trust and a judgment against Rene Hamouth in favor of the Company in the amount of $172,325.  Pursuant to the Agreement, the parties agreed, among other things, that the Company will issue 3,000,000 shares of the Company’s common stock, par value $0.001 (the “Settlement Shares”) to the Hamouth Family Trust within six business days following a determination by the Chancery Court that the issuance of such common stock is fair, reasonable, and adequate to the Hamouth Family Trust (the “Judicial Determination”).  The 3,000,000 shares of the Company’s common stock will be issued in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Section 3(a)(10) of the Act.  In the event the Chancery Court declines to make the Judicial Determination, the Hamouth Family Trust has certain specified registration rights relating to the Settlement Shares.  The Agreement also requires (i) the Company to pay $50,000 to the Hamouth Family Trust on the Effective Date, (ii) the Company to pay $50,000 to the Hamouth Family Trust on the 30th day following the Effective Date, (iii) the Company to pay $300,000 to the Hamouth Family Trust within 30 days after the closing of an equity financing transaction, provided that the Company completes such transaction within 120 days of the Effective Date.  In addition, the agreement requires the Company to: (a) cause 800,000 shares of the Company’s common stock currently owned by the Hamouth Family Trust to be re-issued without restrictive legends within six business days of receipt of the certificates representing such shares of common stock and (b) release a judgment in the amount of $172,325 it holds against Rene Hamouth.  In exchange for the payments and actions described above, the Agreement provides for a release of the Company and each of the owners, stockholders, predecessors, successors, directors, officers, employees, representatives, attorneys, subsidiaries, and affiliates of the Company from all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Claimant Parties.  The Agreement further provides for a release of the Claimant Parties and each of the trustees, representatives, attorneys and affiliates of the Claimant Parties, and all persons acting by, through, under or in concert with them from any and all charges, claims, liabilities, agreements, damages, causes of action, suits, costs, losses, debts and expenses of any nature by the Company.  The Agreement also provides that neither the Company nor the Claimant Parties will file or pursue certain specified claims, grievances, complaints, lawsuits, or arbitrations.  On July 18, 2007, the Chancery Court entered an Order making the above-referenced Judicial Determination. The Company accrued a settlement liability and related expense of $955,000 based on the quoted trading price of $0.185 per share for the 3,000,000 underlying common shares in addition to the $400,000 in cash payments. During 2007, the Company made cash payments totaling $100,000 to Mr. Hamouth pursuant to the Settlement Agreement dated July 16, 2007.  On February 25, 2008, the Company entered into a General Release and Settlement Agreement (the “Agreement”) with Mr. Hamouth for the third and final payment of $300,000.  Pursuant to the Agreement dated February 25, 2008, in lieu of cash the Company agreed to issue 4,687,000 shares of the Company’s common stock in full and complete satisfaction of any and all obligations of the Company concerning the third payment of $300,000.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

On November 6, 2007, the Company filed a demand for arbitration against Jeremy DeBonet (“DeBonet”) and Skyward Mobile, LLC (“Skyward”) alleging breach of contract, misappropriation of trade secrets, conversion and deceptive trade practices and unfair competition under the statutory and common law of the State of Delaware arising, in part, out of DeBonet/Skyward’s failure to perform their obligations under a technology development agreement between the Company and DeBonet/Skyward.  More specifically, despite repeated demands by the Company that DeBonet/Skyward turn over intellectual property for which the Company has paid over a $500,000, DeBonet/Skyward have refused to do so.  Furthermore, the Company believes that DeBonet/Skyward have converted the intellectual property at issue through the wrongful exercise of dominion or right of ownership over the Company’s intellectual property in denial of, or inconsistent with the Company’s right as owner.  The Company is asking for:  (a) judgment that DeBonet/Skyward have materially breached the technology development agreement; (b) an order requiring DeBonet/Skyward to perform their obligations under the technology development agreement, and to produce all technology developed under the agreement, or in the alternative, a judgment that the Company is entitled to an award of monetary damages; (c) certain other monetary and declaratory relief.

Except as set forth above, the Company believes that there are no material litigation matters at the current time. The results of such litigation matters and claims cannot be predicted with certainty, and an adverse outcome in one or more of such matters and claims could have a material adverse impact on the Company’s financial position, liquidity, or results of operations.

(A)	Commitments

In August 2007, the Company assumed a sublease for approximately 4,541 square feet of office space in Duluth, Georgia. This office space currently serves as the Company's corporate headquarters. This sublease calls for monthly rental payments of approximately $6,528 and terminates on December 30, 2009. Rent expense for the year ended December 31, 2007, 2006, and 2005 was $165,369, $280,315, and $273,215, respectively.

The following represents minimum rental payments due pursuant to non-cancelable operating lease commitments during the remaining term of the operating lease agreement.

	For the Years Ended December 31, 2008-2011
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 years	More Than 5 Years
Operating Lease Obligations	$143,718	$71,859	$71,859	$–	$–
Total	$143,718	$71,859	$71,859	$–	$–

Note 9 - Stockholders’ Equity (Deficit)

Year Ended December 31, 2007

(A)	Preferred Stock

(1)	Capital Structure

As of December 31, 2007, the authorized Preferred Stock of the Company consisted of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 133,333 shares are outstanding and are designated as convertible, and Series B Preferred Stock with a par value of $0.001 of which 4,017,188 are issued and outstanding.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

(2)	Preferred Stock Issuances

On December 17, 2007, the Company issued 3,892,188 shares of Series B Preferred Stock with a par value of $0.001.  In addition, on December 17, 2007, the Company issued 125,000 shares of Series B Preferred Stock with a par value of $0.001 to settle an outstanding accounts payable obligation.

(B)	Common Stock Issuances

On December 17, 2007, the Company completed as strategic equity financing pursuant to 8% Convertible Debentures among the Company and 15 accredited investors. Under the terms of the agreement, the Company received gross proceeds of $2,282,523 and issued to the investors a total of 31,772,234 shares of common stock and five (5) year warrants exercisable at $0.15 per share to purchase up to 28,531,538 shares of common stock; five (5) year warrants exercisable at $0.10 per share to purchase up to 605,000 shares of common stock; and five (5) year warrants exercisable at $0.064 per share to purchase up to 3,177,223 shares of common stock. Such securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

(1)	Capital Structure

As of December 31, 2007, the authorized common stock of the Company consists of 150,000,000 shares of $.001 par value.

(2)	Preferred Stock Conversions

During the year ended December 31, 2007, the Company converted 2,500,000 shares of the Company’s Series A-1 Convertible Preferred Stock to shares of common stock on a one-to-one basis.

(3)	Legal Settlements

During the year ended December 31, 2007, the Company settled six legal disputes for an aggregate of 9,725,000 shares of common stock valued in range of $0.185 to $0.80 per share.

(4)	Warrant Conversions And Exercises

During the year ended December 31, 2007, 27,349,426 warrants were exercised through a Warrant Tender Offer.

The following is a summary of all common stock issued during the year ended December 31, 2007:

Activity	Quantity of Shares	Valuation
Preferred stock conversion	2,500,000	$738,225
Legal settlements	9,725,000	–
Warrant conversions/exercises	8,128,016	5,748,500
Total	20,353,016	$6,486,725

(C)	Other Grants Of Common Stock Options And Warrants

(1)	2004 Equity Incentive Plan

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

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

The following tables summarize all stock option grants to employees and non-employees as of December 31, 2007:

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2004	2,445,000	$2.20
Granted	1,345,000	1.61
Exercised	–	–
Forfeited	(310,000)	1.58
Balance at December 31, 2005	3,480,000	2.03
Granted	6,710,000	1.65
Exercised	–	–
Forfeited	(1,160,000)	1.00
Balance at December 31, 2006	9,030,000	1.94
Granted	5,460,000	1.14
Exercised	–	–
Forfeited	(2,530,000)	1.38
Balance at December 31, 2007	11,960,000	$1.14
Options exercisable at December 31, 2007	6,767,917	$1.66
Weighted average fair value of options granted during 2007	5,460,000	$0.15

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the fiscal year then ended as presented below.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	4,530,938	$1.89
Granted	5,460,000	0.15
Vested	(2,268,855)	1.20
Cancelled	(2,530,000)	1.70
Nonvested at December 31, 2007	5,192,083	$0.45

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.09	575,000	9.97	$–	–	$0.09
$0.13	3,580,000	9.83	$0.04	741,667	$0.13
$0.15	500,000	9.71	$0.01	125,000	$0.15
$0.30	680,000	9.33	$0.02	170,000	$0.30
$0.35	–	9.28	$–	–	$0.35
$0.90	–	7.52	$–	–	$0.90
$0.97	–	8.66	$–	–	$0.97
$1.00	325,000	6.85	$0.03	296,875	$1.00
$1.02	15,000	8.92	$–	15,000	$1.02
$1.31	495,000	8.78	$0.05	356,250	$1.31
$1.36	250,000	8.41	$0.03	250,000	$1.36
$1.40	300,000	8.52	$0.04	200,000	$1.40
$1.44	–	9.44	$–	–	$1.44
$1.48	250,000	8.15	$0.03	200,000	$1.48
$1.50	–	7.97	$–	–	$1.50
$1.55	1,700,000	7.37	$0.22	1,700,000	$1.55
$1.58	–	7.41	$–	–	$1.58
$1.75	–	8.32	$–	–	$1.75
$1.78	–	–	$–	–	$1.78
$1.86	–	8.31	$–	–	$1.86
$1.90	500,000	7.84	$0.08	500,000	$1.90
$1.91	195,000	8.27	$0.03	195,000	$1.91
$1.95	100,000	8.22	$0.02	100,000	$1.95
$2.10	1,200,000	8.17	$0.21	718,750	$2.10
$2.20	150,000	8.26	$0.03	150,000	$2.20
$2.25	50,000	5.04	$0.01	37,500	$2.25
$2.30	150,000	6.92	$0.03	150,000	$2.30
$2.53	–	8.18	$–	–	$2.53
$2.77	25,000	8.18	$0.01	21,875	$2.77
$2.90	20,000	7.27	$–	10,000	$2.90
$2.91	–	7.29	$–	–	$2.91
$2.95	–	6.76	$–	–	$2.95
$3.27	150,000	8.15	$0.40	80,000	$3.27
$3.50	750,000	6.52	$0.22	750,000	$3.50
	11,960,000	9.56	$1.14	6,767,917	$1.66

At December 31, 2007, the Company had a total of 40,062,598 warrants outstanding.  All of these warrants are exercisable. The life of the warrants range from zero to five years. The exercise price of these warrants range from $0.064 to $6.50.

(3)	Stock Plans

In 2006, the Company adopted SFAS No. 123(R). Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

For the year ended December 31, 2005, pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period on a straight-line basis. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. For purposes of presenting the comparative 2005 pro forma financial statement information, the Company has determined the amount of share-based awards previously accounted for pursuant to APB No. 25 prior to January 1, 2006 and recorded the appropriate expense as if SFAS No. 123(R) had been followed in the previous comparative period.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

The following table illustrates the effect on the consolidated net loss and net loss per share if the Company had accounted for its stock-based compensation plans using SFAS No. 123(R) for the employee share-based awards.

	For the Year Ended
	December 31,
	2007	2006	2005
Net loss to common shareholders, as reported	$(8,841,345)	$(24,488,876)	$(19,740,274)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	–	–	–
Deduct: Total stock-based employee compensation expense determined under fail value based method for all awards, net of related tax effects	–	–	1,090,181
Pro forma net loss to common shareholders	$(8,841,345)	$(24,488,876)	$(18,650,093)

Basic and diluted net loss per share, as reported	$(0.15)	$(0.61)	$(0.76)
Pro forma basic and diluted net loss per share	$(0.15)	$(0.61)	$(0.80)

For purposes of this pro forma presentation at December 31, 2005, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 4.875%, expected dividend yield of 0%, expected volatility factor was 122.76% with an expected life of three years.

For the years ended December 31, 2007 and 2006, the Company recorded a charge to income in the amount of approximately $2,541,000 and $3,287,000, respectively, for the effects of the adoption of SFAS 123(R) in the current year for employee share-based awards.  For the years ended December 31, 2007 and 2006, the fair value of each option grant was estimated as the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	For the Year Ended
	December 31,
	2007	2006
Risk-free interest rate	3.20 - 4.25%	4.50 - 4.87%
Expected dividend yield	0%	0%
Expected volatility	118.93 - 178.48%	116.62 - 122.30%
Expected live of option	3 Years	3 Years

Year Ended December 31, 2006

(A)	Preferred Stock

(1)	Capital Structure

As of December 31, 2006, the authorized Preferred Stock of the Company consisted of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 2,633,333 shares are outstanding and are designated as convertible.

(B)	Common Stock Issuances

On July 17, 2006, the Company completed an equity financing pursuant to a securities purchase agreement dated as of July 7, 2006 among the Company and 74 accredited investors. Under the terms of the agreement, the Company received gross proceeds of $9,000,000 and issued to the investors a total of 7,200,000 shares of common stock and five (5) year warrants exercisable at $2.50 per share to purchase up to 7,200,000 shares of common stock. Such securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. This round of financing triggered an anti-dilution provision under a prior financing resulting in the issue of additional five (5) year warrants exercisable at $1.25 per share to purchase an additional 6,553,663 shares of common stock.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

During the quarter ended December 31, 2006, the Company redeemed 706,670 callable warrants at a price of $.10 per warrant for a total payment of $70,667 which also reduced additional paid-in capital by $70,667.

The following is a summary of all common stock issued during the year ended December 31, 2006:

Activity	Quantity of Shares	Valuation
Preferred stock conversion	9,033,333	$–
Accounts payable settlements	434,916	501,937
Warrant conversions	1,929,463	943,975
Sale of common stock	7,206,109	9,033,333
Total	18,603,821	$10,479,245

(C)	Common Stock Options And Warrants

(1)	Services

On January 19, 2006, the Company entered into a consulting agreement with Growth Consultants LLC (“consultant”). The initial term of the agreement was through June 30, 2006, but was extended through September 30, 2006 pursuant to a letter agreement dated July 7, 2006.  Pursuant to the agreement, the consultant was issued 300,000 common stock purchase warrants having an exercise price of $3.00 per warrant.  For the year ended December 31, 2006, the Company recorded $1,424,250 in consulting expense using fair value accounting as prescribed by SFAS No. 123(R) and the related Black-Scholes pricing model with the following weighted average assumptions:

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Exercise price	$3.00
Expected dividend yield	0%
Expected volatility	122.37%
Risk free interest rate	4.50%
Expected life of option	5 years

On July 24, 2006, the Company entered into a Master Consulting Agreement with James Morrison for a two-year term expiring on July 24, 2008.  Pursuant to the agreement, Morrison was issued an aggregate of 400,000 common stock purchase warrants, 50,000 of which are exercisable at any time during the exercise period and the remaining 350,000 warrants will only be exercisable upon obtaining certain thresholds and milestones.  50,000 of these warrants have an exercise price of $1.40 and the remaining 350,000 warrants will have an exercise price equal to the lesser of (i) $1.40 and(ii) the closing price quoted on the OTC Bulletin Board or another recognized tracking system on the date the applicable thresholds and/or milestones are achieved.  The Company also is obligated to pay Morrison a specified amount per month to provide consulting services which includes general advice and directions on business development, strategic planning, and engineering and design.

For the year ended December 31, 2006, the Company recorded $66,720 in compensation expense using fair value accounting as prescribed in SFAS 123(R) and the related Black-Scholes pricing model with the following weighted average assumptions:

Exercise price	$1.40
Expected dividend yield	0%
Expected volatility	119.39%
Risk free interest rate	4.63%
Expected life of option	5 years

On July 24, 2006, the Company entered into a Master Development Agreement with Skyward Mobile for a two year term expiring on July 24, 2008.  Pursuant to the agreement, Skyward Mobile was issued an aggregate of 400,000 common stock purchase warrants, 50,000 of which are exercisable at any time during the exercise period and the remaining 350,000 warrants will only be exercisable upon obtaining certain thresholds and milestones.  50,000 of these warrants have an exercise price of $1.40 and the remaining 350,000 warrants will have an exercise price equal to the lesser of (i) $1.40 and (ii) the closing price quoted on the OTC Bulletin Board or another recognized tracking system on the date the applicable thresholds and/or milestones are achieved.

For the year ended December 31, 2006, the Company recorded $66,720 in compensation expense using fair value accounting as prescribed in SFAS 123(R) and the related Black-Scholes pricing model with the following weighted average assumptions:

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

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

The following tables summarize all stock option grants to employees and non-employees as of December 31, 2006:

Stock Options	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2003	–	$–
Granted	2,445,000	2.20
Exercised	–	–
Forfeited	–	–
Balance at December 31, 2004	2,445,000	$2.20
Granted	1,345,000	1.61
Exercised	–	–
Forfeited	(310,000)	1.58
Balance at December 31, 2005	3,480,000	$2.03
Granted	6,710,000	1.65
Exercised	–	–
Forfeited	(1,160,000)	1.00
Balance at December 31, 2006	9,030,000	$1.80
Options exercisable at December 31, 2006	4,499,062	$1.89
Weighted average fair value of options granted during 2006		$1.65

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.09	575,000	9.97	$–	–	$0.09
$0.13	3,580,000	9.83	$0.04	741,667	$0.13
$0.15	500,000	9.71	$0.01	125,000	$0.15
$0.30	680,000	9.33	$0.02	170,000	$0.30
$0.35	–	9.28	$–	–	$0.35
$0.90	–	7.52	$–	–	$0.90
$0.97	–	8.66	$–	–	$0.97
$1.00	325,000	6.85	$0.03	296,875	$1.00
$1.02	15,000	8.92	$–	15,000	$1.02
$1.31	495,000	8.78	$0.05	356,250	$1.31
$1.36	250,000	8.41	$0.03	250,000	$1.36
$1.40	300,000	8.52	$0.04	200,000	$1.40
$1.44	–	9.44	$–	–	$1.44
$1.48	250,000	8.15	$0.03	200,000	$1.48
$1.50	–	7.97	$–	–	$1.50
$1.55	1,700,000	7.37	$0.22	1,700,000	$1.55
$1.58	–	7.41	$–	–	$1.58
$1.75	–	8.32	$–	–	$1.75
$1.78	–	–	$–	–	$1.78
$1.86	–	8.31	$–	–	$1.86
$1.90	500,000	7.84	$0.08	500,000	$1.90
$1.91	195,000	8.27	$0.03	195,000	$1.91
$1.95	100,000	8.22	$0.02	100,000	$1.95
$2.10	1,200,000	8.17	$0.21	718,750	$2.10
$2.20	150,000	8.26	$0.03	150,000	$2.20
$2.25	50,000	5.04	$0.01	37,500	$2.25
$2.30	150,000	6.92	$0.03	150,000	$2.30
$2.53	–	8.18	$–	–	$2.53
$2.77	25,000	8.18	$0.01	21,875	$2.77
$2.90	20,000	7.27	$–	10,000	$2.90
$2.91	–	7.29	$–	–	$2.91
$2.95	–	6.76	$–	–	$2.95
$3.27	150,000	8.15	$0.40	80,000	$3.27
$3.50	750,000	6.52	$0.22	750,000	$3.50
	11,960,000	9.56	$1.14	6,767,917	$1.66

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

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

In November 2005, the Company issued 5,333,333 shares of its Series A-1 Convertible Preferred Stock. Of the total, 1,746,667 shares were issued in connection with the conversion of $1,310,000 in convertible debt at $0.75 per share (see Notes 6 and 10). The remaining 3,586,666 shares were sold for cash of $2,690,000 or $0.75 per share. This represented the first of two Convertible Preferred Stock offerings traunches.

In December 2005, the Company issued 5,333,333 shares of its series A-1 Convertible Preferred Stock. All shares were sold for cash of $4,000,000 or $0.75 per share. (See Notes 6 and 10) This represented the second of two Convertible Preferred Stock offerings traunches.

In connection with the issuance of these aggregate 10,666,666 Series A-1 Convertible Preferred Shares, the Company issued 13,333,333 stock purchase warrants. For each share of Convertible Preferred Stock purchased, the holder is entitled to receive freestanding warrants having an exercise price of either $1.75 or $2.00. The quantity of warrants granted at $1.75 was equivalent to the investment multiplied by 133 1/3%; the quantity of warrants granted at $2.00 was equivalent to the investment multiplied by 33 1/3%. All stock purchase warrants have an exercise period of five years.

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

Management used the following weighted average assumptions on the date of issue when determining the fair value of the freestanding warrants issued in connection with the Series A-1 Convertible Preferred Shares:

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

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

The following is a summary of all common stock issued during 2005:

Activity	Quantity of Shares	Valuation
Cash	1,761,345	$3,729,875
Compensation to investors	50,000	197,500
Accounts payable settlements	72,882	82,850
Consulting services	750,000	712,500
Warrant conversions	1,866,402	723,335
Total	4,500,629	$5,446,060

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

(C)	Common Stock Options And Warrants

(1)	Services

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

Exercise price	$3.50 - $6.50
Expected dividend yield	0%
Expected volatility	151.06%
Risk free interest rate	4.25%
Expected life of option	4 - 4.25 years

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

Note 10 - Related Party Transactions

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

On September 26, 2005 and October 19, 2005, the Company borrowed an aggregate $600,000 from two different related parties (four separate notes) pursuant to the terms of a Convertible Promissory Note.

On November 10, 2005, the Company borrowed $150,000 from a related party pursuant to the terms of a Convertible Promissory Note. (See Note 6)

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

In connection with these offerings, a family member of a director invested $50,000 in exchange for 66,667 shares of common stock ($0.75 per share). This individual also received 83,334 warrants under the same terms as all other investors participating in the Series A-1, Convertible Preferred Stock offerings in November and December 2005.

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

On July 17, 2006, the Company completed an equity financing pursuant to a securities purchase agreement dated July 7, 2006, among the Company and 74 accredited investors (“Investors”). Included among these Investors are two directors along with an officer of the Company who collectively invested $350,000 in exchange for 280,000 shares of common stock (at a price of $1.25 per share). These individuals also received 280,000 warrants under the same terms as all the other Investors who participated in the financing.

In conjunction with the equity financing, a family member of one of the Company's directors invested $100,000 in exchange for 80,000 shares of common stock (at a price of $1.25 per share). This individual also received 80,000 warrants under the same terms as the other investors.

On July 20, 2007 the Company entered into five Bridge Loan Agreements in the amount of $100,000 each with Glenn Singer, Justin A. Stanley, David Oros, Michael Criden, and John E. Abdo for total proceeds of $500,000 and issued 8.25% promissory notes to all five Directors of the Company.  The loan is evidenced by an unsecured promissory note (the “Note”) which accrues interest at a rate of 8.25% per annum.  Interest and principal on the Note are due in full one hundred and twenty (120) days from the date of the Note.  On August 23, 2007 Messrs. Abdo, Oros and Stanley resigned their positions as Directors of the Company.  In connection with their resignations, Messrs. Abdo, Oros and Stanley each forgave repayment of the $100,000 bridge loan that each had made to the Company on July 20, 2007, as well as all accrued interest on the loan.  The accrued interest on the five loans payable was approximately $3,330 as of September 30, 2007.  As a result of the forgiveness of the three loans by Messrs. Abdo, Oros and Stanley, paid-in capital increased $300,000.

The Company also issued 664,063 shares, 1,614,062 shares and 1,614,063 shares of its Series B Convertible Preferred Stock, respectively, to William J. Loughman, its Chief Executive Officer, and Michael Criden and Glenn Singer, Directors of the Company, in consideration for the cancellation of debt owed by the Company to each of these individuals.  In connection with the issuance of these shares of Series B Convertible Preferred Stock, the Company also issued warrants to purchase 531,250; 1,291,250; and 1,291,250 shares of the Company's common stock, respectively, to each of Messrs. Loughman, Criden and Singer. These warrants have an exercise price of $0.15 per share and are exercisable for a period of five (5) years.

Note 11 - Income Taxes

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires a company to evaluate whether the tax position taken by a company will more likely than not be sustained upon examination by the appropriate taxing authority.  It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted FIN 48 as of January 1, 2007.  As a result of the implementation of FIN 48, the Company concluded that it has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2006 that would materially distort its financial statement.  The Company's methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.  In addition, the Company has filed income tax returns in all applicable jurisdictions in which it had material nexus warranting an income tax return filing.

The Company re-assesses the validity of its conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position's sustainability under audit.  The impact of this reassessment for the year ended December 31, 2007 did not have any impact on its results of operations, financial condition or liquidity.

There was no provision for income taxes for 2007, 2006 and 2005 due to continuing operating losses.

Income tax expense differs from the “expected income tax expense for the periods (computed by applying the statutory U.S. Federal income tax rate of 35% to earnings before income taxes) as follows:

	2007		2006		2005
Computed "expected" tax expense	$(3,094,471)	35.00%	$(8,571,107)	35.00%	$(6,909,096)	35.00%
Increase (decrease) in income taxes resulting from:
State taxe, net of Federal benefit	(303,819)	3.44%	(1,122,056)	4.60%	(582,338)	2.96%
Permanent items	3,242	(0.04%)	27,198	–%	257,424	(1.31%)
Cancellation of broadcast rights liability	369,592	(4.18%)	–	–%	–	–%
Increase in valuation allowance	3,030,402	(34.28%)	11,433,041	(46.84%)	7,199,753	(36.54%)
Other
True-up of net operating loss charitable contribution carry forward	(9,080)	0.10%	(1,671,112)	6.85%	–	–%
True-up of prior depreciation adjustments	3,890	(0.04%)	(24,744)	0.10%	–	–%
Other	244	–%	(71,220)	0.29%	34,257	(0.11%)
Actual tax expense	$–	–%	$–	–%	$–	–%

The income tax effects of temporary differences that give rise to significant portions our deferred tax assets at December 31, 2007 and 2006 are presented below:

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

	December 31,
	2007	2006
Deferred income tax assets:

Net operating loss and research credit carryforwards	$17,718,853	$12,956,554
Noncash stock-based compensation	6,142,168	4,813,480
Depreciation and amortization	143,962	1,390,202
Accruals not deducted for tax purposes	138,873	1,953,558
Other	340	–
Gross deferred income tax assets	$24,144,196	$21,113,794

Less valuation allowance for deferred income tax assets	(24,144,196)	(21,113,794)
Net deferred income tax assets	$–	$–

At December 31, 2007, the valuation allowance for deferred income tax assets increased by $3,030,402 from December 31, 2006. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2007.

At December 31, 2007, we had net operating loss carryforwards for U.S. federal income tax purposes of $45.5 million available for offset against future taxable income. Such net operating losses expire in varying amounts beginning in the year 2025. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

Note 12 - Subsequent Events

On February 13, 2008, the Company received the consent of a majority of the outstanding holders of record of its common stock, par value $0.001 per share, the Company’s Series A-1 Convertible Preferred Stock, par value $0.001 per share, and the Company’s Series B Convertible Preferred Stock, par value $0.001 per share, to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 shares to 300,000,000 shares.  The amendment to the Certificate of Incorporation became effective on February 13, 2008, upon the filing of the Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware.