Form 10-Q
period 2008-03-31
uVuMobile, Inc
filed 2008-05-09
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(678) 417-2000
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

The total number of shares of the issuer's common stock, $.001 par value, outstanding on May 2, 2008 was 76,349,987.

SMARTVIDEO TECHNOLOGIES INC.

- i -

Index

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

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q, including the information incorporated by reference into this Form 10-Q, includes forward-looking statements as defined in the Private Securities Reform Act of 1995.  Forward looking statements are based on current expectations rather than historical facts and they are indicated by words or phrases such as “anticipate,” “could,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “intend,” “plan,” “envision,” “continue,” “target,” “contemplate,” or “will” and similar words or phrases or comparable terminology.  These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this Form 10-Q.  You should not place undue reliance on these forward-looking statements.

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

You should also consider carefully the statements under “Risk Factors” and other sections of this Form 10-Q, which address additional factors that could cause actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect the Company’s business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

- ii -

Index

PART I - FINANCIAL INFORMATION

UVUMOBILE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2007	2007
Assets	(Unaudited)

Current Assets
Cash	$352,957	$1,078,055
Accounts receivable - net of allowance for doubtful accounts of $22,000 and $22,000	284,971	275,402
Prepaid expenses	14,121	32,306
Total Current Assets	652,049	1,385,763

Property and Equipment, net of accumulated depreciation of $1,996,679 and $1,793,926	737,976	940,729

Other Assets
Deferred finance costs	502,563	549,795
Intangible assets - net of accumulated amortization of $296,359 and $244,060	17,433	69,732
Other	36,111	36,110
Total Other Assets	556,107	655,637

Total Assets	$1,946,132	$2,982,129

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,427,721	$2,967,281
Deferred revenues	3,136	7,840
Loan payable and related accrued interest	390,902	95,255
Total Current Liabilities	2,821,759	3,070,376

Total Liabilities	2,821,759	3,070,376

Commitments and Contingencies	–	–

Stockholders' Deficit
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized,11,666,666 shares issued and 133,333 outstanding as of March 31, 2008; 11,666,666 shares issued and 133,333 outstanding as of Dec. 31, 2007.	134	134
Preferred stock, Series B, Convertible, $.001 par value, 50,000,000 shares authorized,4,017,188 shares issued and 0 outstanding as of March 31, 2008; 4,017,188 issued and 4,017,188 outstanding as of Dec. 31, 2007.	–	4,017
Common stock, $.001 par value, 300,000,000 shares authorized, 76,349,987 shares issued and outstanding as of March 31, 2008, 67,645,299 shares issued and outstanding as of Dec. 31, 2007.	76,350	67,645

Additional paid-in capital	73,737,805	73,375,786
Less: Deferred consulting fees	–	(2,752)
Accumulated deficit	(74,689,916)	(73,533,077)
Total Stockholders' Deficit	(875,627)	(88,247)

Total Liabilities and Stockholders' Deficit	$1,946,132	$2,982,129

See accompanying notes to consolidated financial statements

Index

UVUMOBILE, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues
Revenue	$283,606	$334,732
Total Revenues	283,606	334,732

Cost of Goods Sold
Cost of goods sold	83,500	138,000
Total Cost of Goods Sold	83,500	138,000

Gross Profit	200,106	196,732

Operating Expenses
Broadcast rights	(1,534)	99,807
Compensation and benefits	248,027	662,625
Consulting and professional fees	127,872	638,437
Data center	86,966	227,568
Depreciation	255,052	233,100
Settlement expense	50,180	–
Selling, general and administrative - inlcuding stock based compensation of $72,025 and $1,645,261	253,420	2,154,692
Total Operating Expenses	1,019,983	4,016,229

Loss from Operations	(819,877)	(3,819,497)

Other Income (Expense)
Interest income	5,917	22,818
Interest expense	(342,879)	(4,888)
Total Other Income (Expense), Net	(336,962)	17,930

Net Loss	$(1,156,839)	$(3,801,567)

Net loss per share - Basic and Diluted	$(0.02)	$(0.07)

Weighted Average Common Shares outstanding during the period	67,757,033	52,719,920

See accompanying notes to unaudited consolidated financial statements

Index

UVUMOBILE, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(1,156,839)	$(3,801,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based compensation	72,025	825,796
Amortization of broadcast rights	–	74,690
Amortization of loan origination costs	54,191	–
Amortization of intangible assets	52,299	–
Depreciation	202,753	233,100
Issuance of common stock for legal settlement	300,000	755,582
Amortization of beneficial conversion	254,184	–
Conversion of preferred stock to common stock	(4,017)	–
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(9,569)	(147,477)
Prepaid expenses	11,225	(46,558)
Increase (Decrease) in:
Accounts payable and accrued expenses	(311,743)	343,061
Accrued interest payable	41,463	(795)
Contracts rights payable	–	(417,075)
Accrued settlement expense	(231,070)	–
Net Cash Used in Operating Activities	(725,098)	(2,181,243)

Cash Flows from Investing Activities
Purchase of equipment	–	(266,651)
Net Cash Used in Investing Activities	–	(266,651)

Net decrease in cash and cash equivalents	(725,098)	(2,447,894)

Cash - Beginning of Period	1,078,055	3,696,581

Cash - End of Period	$352,957	$1,248,687

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes	$–	$–
Interest	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of common stock for settlement of accounts payable accrued expense	$281,250	$–
Conversion of convertible preferred stock to common stock	$–	$200
Forfeiture of stock based compensation	$–	$37,147

See accompanying notes to unaudited consolidated financial statements

Index

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

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties

(A)           Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $1,156,839 and net cash used in operations of $725,098 for the Quarter ended March 31, 2008. The Company also has an accumulated deficit of $74,689,916 at March 31, 2008.

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

Index

UVUMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(D)           Cash And Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2008, the balance exceeded the federally insured limit by approximately $252,957.  Additionally, at March 31, 2008, the Company had $2,000 maintained under a compensating balance agreement. The $2,000 is retained due to potential credit card chargebacks that are unforeseen.

(E)           Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years.

	For The Quarter Ended
	March 31,
	2008	2007
Depreciation and amortization expense	$255,052	$233,100

	March 31,	December 31,
	2008	2007
Computer equipment	$1,646,244	$2,655,155
Proprietary software development	1,083,948	79,500
Leasehold improvements	4,463	–
	2,734,655	2,734,655
Less accumulated depreciation	(1,996,679)	(1,793,926)
Property and equipment, net	$737,976	$940,729

 (F)           Broadcast Rights

The Company acquires rights to programming so that it may deliver this programming to is subscribers.  The costs incurred in acquiring programs and amortized over the license period or projected useful life of the programming.  The broadcast rights are accounted for according to SFAS No. 63 “Financial Reporting by Broadcasters”.  Program rights and the related liabilities are recorded at the gross amount of the liabilities when the license period has begun, the cost of the program is determinable, and the program is accepted and available for airing.

(G)           Accounts Receivable

Substantially all of the Company’s accounts receivable are due from end-users. Collateral is not required. Credit losses are provided for in the consolidated financial statements. The Company has a limited history in evaluating such credit losses.

(H)           Allowance For Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. In January 2005, the Company launched its direct-to-consumer mobile video service. While the Company uses many of the features developed for the core technology in delivering this new service, its focus on a direct-to-consumer model represents a significant change in direction. The allowance for doubtful accounts at March 31, 2008 was $22,000 and at December 31, 2007, was $22,000.

Index

UVUMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(I)           Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“EPS”), basic EPS is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted EPS is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, convertible debt, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of EPS due to their anti-dilutive effect as the Company has reflected a net loss at March 31, 2008 and 2007, respectively. Accordingly, basic and diluted EPS are the same.

The following table shows all common stock equivalents outstanding at March 31, 2008, and 2007, respectively.

	For the Quarter ended March 31,
	2008	2007
Common stock options	7,495,000	8,576,875
Common stock warrants	39,112,598	35,010,149
Common stock upon conversion of debt	31,722,234	–
Preferred stock Series A-1	133,000	2,433,333
Total Common Stock Options and Warrants	78,462,832	46,020,357

(J)           Stock Based Compensation

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

(K)           Revenue Recognition

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

Index

UVUMOBILE, INC.

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

	March 31,
Revenues	2008		2007
Business-to-business	$–	–%	$2,293	1%
Direct-to-consumer	902	1%	128,939	38%
Mobile video services	166,000	58%	–	–%
Mobile advertising	4,704	2%	–	–%
Custom applications	112,000	39%	203,500	61%
Total Revenue	$283,606	100%	$334,732	100%

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

Index

UVUMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(P)           Goodwill And Intangible Assets

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

These transactions were accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”.

As of March 31, 2008 the Company’s identifiable intangible assets subject to amortization consisted of the following:

	As of
	March 31, 2008		December 31, 2007
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulated Amortization
Contract Based	$313,792	$296,359	$313,792	$244,060
Total	$313,792	$296,359	$313,792	$244,060

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life of 18 months.  The amortization expense for the three months ended March 31, 2008 and 2007 was $52,299 and $22,086, respectively.

Note 3 - Stockholders’ Equity (Deficit)

(A)           Preferred Stock

(1)                 Capital Structure

As of March 31, 2008, the authorized Preferred Stock of the Company consisted of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 133,333 shares are outstanding and are designated as convertible, and Series B Preferred Stock with a par value of $0.001 of which 4,017,188 are issued and 0 outstanding.

(B)           Common Stock Issuances

(1)  Capital Structure

As of March 31, 2008, the authorized common stock of the Company consists of 300,000,000 shares of $.001 par value.

(2)  Preferred Stock Conversions

During the three months ended March 31, 2008, the Company converted 4,017,188 shares of the Company’s Series B Convertible Preferred Stock to shares of common stock on a one-to-one basis.

(3)  Legal Settlements

During the three months ended March 31, 2008, the Company settled one legal dispute for an aggregate of 4,687,000 shares of common stock valued at $0.06 per share.

(4)  Warrant Conversions And Exercises

The following is a summary of all common stock issued during the quarter ended March 31, 2008:

Index

UVUMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity	Quantity of Shares	Valuation
Preferred stock conversion	4,017,188	$–
Legal settlements	4,687,000	281,250
Total	8,704,188	$281,250

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

The following tables summarize all stock option grants to employees and non-employees as of March 31, 2008:

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2007	11,960,000	1.14
Granted	275,000	0.08
Exercised	–	–
Forfeited	(4,740,000)	1.78
Balance at March 31, 2008	7,495,000	0.69

Options exercisable at March 31, 2008	4,327,917	1.06

Weighted average fair value of options granted during the three months ended March 31, 2008	275,000	0.08

Index

UVUMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding as of March 31, 2008	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at March 31, 2008	Weighted Average Exercise Price
$0.08	275,000	9.05	$–	–	$0.08
$0.09	575,000	8.97	$0.01	143,750	$0.09
$0.13	2,900,000	8.83	$0.05	1,079,167	$0.13
$0.15	500,000	8.70	$0.01	250,000	$0.15
$0.30	405,000	8.33	$0.02	151,875	$0.30
$0.35	–	8.28	$–	–	$0.35
$0.90	–	6.52	$–	–	$0.90
$0.97	–	7.65	$–	–	$0.97
$1.00	225,000	5.58	$0.03	206,250	$1.00
$1.02	–	7.92	$–	–	$1.02
$1.31	190,000	7.78	$0.03	131,250	$1.31
$1.36	–	7.40	$–	–	$1.36
$1.40	150,000	7.51	$0.03	125,000	$1.40
$1.44	–	8.44	$–	–	$1.44
$1.48	250,000	7.14	$0.05	225,000	$1.48
$1.50	–	6.97	$–	–	$1.50
$1.55	1,500,000	6.37	$0.32	1,500,000	$1.55
$1.58	–	6.40	$–	–	$1.58
$1.75	–	7.32	$–	–	$1.75
$1.78	–	–	$–	–	$1.78
$1.86	–	7.31	$–	–	$1.86
$1.90	–	6.84	$–	–	$1.90
$1.91	–	7.27	$–	–	$1.91
$1.95	100,000	7.22	$0.03	100,000	$1.95
$2.10	50,000	7.16	$0.01	50,000	$2.10
$2.20	150,000	7.26	$0.05	150,000	$2.20
$2.25	50,000	4.04	$0.02	40,625	$2.25
$2.30	150,000	5.92	$0.05	150,000	$2.30
$2.53	–	7.18	$–	–	$2.53
$2.77	25,000	7.17	$0.01	25,000	$2.77
$2.90	–	6.27	$–	–	$2.90
$2.91	–	6.29	$–	–	$2.91
$2.95	–	5.75	$–	–	$2.95
$3.27	–	7.15	$–	–	$3.27
$3.50	–	5.52	$–	–	$3.50
	7,495,000	8.71	$0.72	4,327,917	$1.06

At March 31, 2008, the Company had a total of 39,112,598 warrants outstanding.   All of these warrants are exercisable.  The life of the warrants range from zero to five years.  The exercise price of these warrants range form $0.064 to $3.50.  See additional disclosure above regarding warrant activity.

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

Note 4 – Office Space

In August 2007, the Company assumed a sublease for approximately 4,541 square feet of office space in Duluth, Georgia.  This office space currently serves as the Company’s corporate headquarters.  This sublease calls for monthly rental payments of approximately $6,528 and terminates on December 30, 2009.  Rent expense for the quarter ended March 31, 2008 and 2007 was $19,584 and $64,110, respectively.

Index

UVUMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Convertible Promissory Notes

The following is a summary of the activity for convertible debt issuances for the quarter ended March 31, 2008 and the year ended December 31, 2007.  The accrued interest on the Convertible Promissory Notes was approximately $40,700 as of March 31, 2008.

	March 31,	December 31,
	2008	2007
Convertible notes payable	2,033,423	2,033,423
Loan discount	(1,753,821)	(2,008,005)
Total convertible notes payable	279,602	25,418

Note 6 - Promissory Notes

Concurrent with the merger between Armagh and OVT, the Company assumed a $50,000 loan payable to a third-party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $16,222 as of March 31, 2008.

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

Index

UVUMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On September 9, 2006 and February 14, 2007, respectively, the Company received correspondence from Epsom Investment Services, N.V. (“Epsom”) demanding repayment of an alleged outstanding Demand Loan made in 2002 from Epsom to Sharps Eliminations Technologies, Inc. (“Sharps”) in the amount of $50,000 bearing interest at 5%. Epsom claims that the Company agreed to repay this loan on behalf of Sharps. The Company currently does not believe any such amounts are due and owing to Epsom.  On March 27, 2008, the Company entered into a Settlement Agreement (“the Agreement”) with Epsom.  Pursuant to the Agreement dated March 27, 2008, in lieu of cash the Company agreed to issue 1,000,000 shares of the Company’s common stock in full and complete satisfaction of any and all obligations of the Company concerning the alleged Demand Loan.

Index

UVUMOBILE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 8 – Related Party Transactions

None

Note 9 – Subsequent Events

None

Index

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the Company’s results of operations and financial condition as of and for each of the quarters ended March 31, 2008 and 2007, respectively. The discussion should be read in conjunction with its audited consolidated financial statements and the notes related thereto which appear elsewhere in this report.

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

The Company typically provides services to its business-to-business customers under volume-based usage arrangements of its digital media and multimedia broadcast products and services. Revenues for direct-to-consumer and custom applications are recognized as earned upon the delivery of service to its subscription-based customers. This typically occurs when a digital media or multimedia broadcast is viewed. Many of its subscription-based customers access its programming through the purchase of a monthly, semi-annual, or daily subscription fee for its mobile entertainment services.  Revenue from mobile advertising is recognized when the related services are performed.  See Note 2(K) (Going Concern, Significant Accounting Policies and Risks and Uncertainties) to the consolidated financial statements included elsewhere in this report.

Index

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

Accounting For Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the prospective method.    See Note 2(S) (Going Concern, Significant Accounting Policies and Risks and Uncertainties) to the consolidated financial statements for the years ended December 31, 2007, 2006 and 2005 for a description of the valuation of Stock-Based Compensation.

Recent Accounting Pronouncements

See Note 2(V) to the consolidated financial statements for the years ended December 31, 2007, 2006, and 2005 for a description of previously disclosed new accounting pronouncements and their impact on the Company.

FASB 161 -  Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Results Of Operations

Quarter Ended March 31, 2008 Compared To Quarter Ended March 31, 2007

Revenues

Revenues for the quarter ended March 31, 2008, consisted primarily of proceeds from custom applications and direct-to-consumer services.  The Company’s revenues were $283,606 for the Quarter ended March 31, 2008 as compared to $334,732 in the same period in 2007.  This increase is primarily attributable to the Company’s decision in 2006 to change its focus from direct-to-consumer services to multiple service offerings including custom application and hosting services.

Index

Cost Of Goods Sold

For the quarter ended March 31, 2008, Costs of Goods Sold decreased from approximately $138,000 as compared to $83,500 for the same period in 2007.  This increase is primarily attributable to the Company’s exit from its direct-to-consumer business.

Broadcast Rights

Broadcast right expenses for the quarter ended March 31, 2008 was approximately $(1,530) as compared to $99,800 for the same period in 2007. This decrease is attributable to the Company’s decision to change its focus from a subscription based model to custom applications and hosting services.

Compensation And Benefits

The Company’s compensation and benefits expenses decreased by approximately $414,600 or 62.6% for the year ended March 31, 2008 as compared to the same period in 2007.  The decrease is primarily attributable to staff reductions during 2007.

Consulting And Professional Fees

The Company’s consulting and professional fees decreased by approximately $510,570 or 80% for the quarter ended March 31, 2008, as compared to the same period in 2007.  The decrease is primarily attributable to the reduction in legal fees.

Data Center

The Company’s data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $140,600 or 61.8% for the quarter ended March 31, 2008, when compared to 2007 is primarily attributable to cost reductions due to the Company’s exit from its direct-to-consumer business in the third quarter of 2007.

Stock-Based Compensation

For the quarter ended March 31, 2008, the Company recorded approximately $72,000, as compared to $1,645,000 for the quarter ended March 31, 2007, in non-cash, stock-based compensation. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants. In the quarter ended March 31, 2008, the expense reflects the grant of stock options under SFAS 123(R).  The decrease in stock-based compensation expense was primarily attributable to a reduction in the number of options issued and the exercise price of the options granted.

Depreciation And Amortization

Depreciation and amortization expense for the quarter ended March 31, 2008, increased by approximately $22,000 when compared to the same period in 2007. This increase is primarily attributable to the development of additional software and the amortization of intangible assets during 2007.

Selling, General And Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of the Company’s products and services, lease payments related to the use of the Company’s corporate facilities, trade shows, and other general and administrative expenses. The Company’s selling, general and administrative costs decreased approximately $328,000 or 64.4% for the quarter ended March 31, 2008 when compared to the same period in 2007.  This decrease is attributable to a reduction in staffing, travel related expenses, marketing and advertising costs as well as a decrease in Directors’ compensation.

Interest Income( Expense)

Interest income for the quarter ended March 31, 2008, was approximately $5,900.  Interest expense for the quarter ended March 31, 2008, was approximately $342,900.

Index

Liquidity And Capital Resources And Going Concern

The Company has incurred recurring losses and negative cash flows since inception.  For the three months ended March 31, 2008, the Company had an accumulated deficit of $74,689,916, a consolidated net loss of $1,156,839 and consolidated net cash flows used in operations of $725,098. As a result, the Company’s operations are not an adequate source of cash to fund future operations and these matters raise substantial doubt about its ability to continue as a going concern. To fund its cash requirements, the Company has relied on private placements of equity and loans from stockholders and other related entities. Although the Company closed on a $2.0 million debt financing on December 17, 2007, its ability to continue its operations is contingent upon obtaining additional financing and attaining profitable operations.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

We do not use any derivative financial instruments for hedging, speculative, or trading purposes. Our exposure to market risk is currently immaterial.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As is described in Note 7 - Commitments and Contingencies to the Financial Statements, we issued 4,687,000 shares of common stock to the Hamouth Family Trust in connection with a settlement agreement dated February 25, 2008. In addition, we issued an aggregate of 3,892,188 shares of common stock to Messrs. Glenn Singer, Michael Criden and William J. Loughman upon conversion of their Series B Convertible Preferred Stock and 125,000 shares of commons stock to Management Decisions Inc. pursuant to a Settlement Agreement in lieu of payment for accounts payable.

In each of these unregistered issuances of equity securities, the Company relied on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Submission of Matters to a Vote of Security Holders

On February 13, 2008, the Company received the consent of a majority of  the outstanding holders of record, as of January 3, 2008, of its capital stock.  Capital stock is described as the Company’s common stock, par value $0.001 per share, the Company’s Series A-1 Convertible Preferred Stock, par value $0.001 per share, and the Company’s Series B Convertible Preferred Stock, par value $0.001 per share.  The following item was presented for the consent of the holders (the “Shareholders”) of the Company’s issued and outstanding capital stock.

(1)	To amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 shares to 300,000,000 shares.

The number of votes cast for the above is summarized in the table below.  All numbers in the table below represent shares of common stock or the voting equivalent thereof:

Item Submitted to Shareholders		For	Against	Abstain	Non-Votes	Total

(1)	Increase in the number of Authorized shares of common stock from 150,000,000 shares to 300,000,000 shares	44,267,506	3,295,715	1,532,433	0	49,095,654

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

UVUMOBILE, INC.

By:	/s/Scott Hughes	Date: May 8, 2008
Scott Hughes
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/Ronald A. Warren	Date: May 8, 2008
Ronald A. Warren
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)