Form 10-Q
period 2008-06-30
uVuMobile, Inc
filed 2008-09-08
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26809

UVUMOBILE, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1962104
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2160 Satellite Boulevard, Suite 130, Duluth, Georgia	30097
(Address of principal executive offices)	(Zip Code)

(678) 417-2000
(Issuer's telephone number, including area code)

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

The total number of shares of the issuer's common stock, $.001 par value, outstanding on September 4, 2008 was $0.04.

UVUMOBILE, INC.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-Q.  In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results.  Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

- ii -

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
UVUMOBILE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)

Current Assets
Cash	$23,861	$1,078,055
Accounts receivable - net of allowance for doubtful accounts of $22,000 and $22,000	229,696	275,402
Prepaid expenses	431,043	32,306
Total Current Assets	684,600	1,385,763

Property and Equipment, net of accumulated depreciation of $2,151,442 and $1,793,926	583,213	940,729

Other Assets
Deferred finance costs	1,978	549,795
Intangible assets - net of accumulated amortization of $313,792 and $244,060	–	69,732
Other	36,111	36,110
Total Other Assets	38,089	655,637

Total Assets	$1,305,902	$2,982,129

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,702,202	$2,967,281
Deferred revenues	–	7,840
Loan payable and related accrued interest	552,374	95,255
Total Current Liabilities	3,254,576	3,070,376

Total Liabilities	3,254,576	3,070,376

Long-Term Liabilities	–	–

Total Long-Term Liabilities	–	–

Stockholders' Deficit
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized, 11,666,666 shares issued and 133,333 outstanding as of June30, 2008; 11,666,666 shares issued and 133,333 outstanding as of Dec. 31, 2007.	134	134
Preferred stock, Series B, Convertible, $.001 par value, 50,000,000 shares authorized, 4,017,188 shares issued and 0 outstanding as of June 30, 2008; 4,017,188 issued and 4,017,188 outstanding as of Dec. 31, 2007.	–	4,017
Common stock, $.001 par value, 300,000,000 shares authorized, 77,349,987 shares issued and outstanding as of June 30, 2008, 67,645,299 shares issued and outstanding as of Dec. 31, 2007.	77,350	67,645

Additional paid-in capital	73,962,941	73,375,786
Less: Deferred consulting fees	–	(2,752)
Accumulated deficit	(75,989,099)	(73,533,077)
Total Stockholders' Deficit	(1,948,674)	(88,247)

Total Liabilities and Stockholders' Deficit	$1,305,902	$2,982,129

See accompanying notes to consolidated financial statements

UVUMOBILE, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Revenue	$55,670	$278,169	$339,276	$612,901
Total Revenues	55,670	278,169	339,276	612,901

Cost of Goods Sold
Cost of goods sold	35,000	120,723	118,500	258,723
Total Cost of Goods Sold	35,000	120,723	118,500	258,723

Gross Profit	20,670	157,446	220,776	354,178

Operating Expenses
Broadcast rights	260	55,034	(1,274)	154,842
Impairment of broadcast rights	–	(732,365)	–	(732,365)
Compensation and benefits	185,332	654,079	433,359	1,316,705
Consulting and professional fees	99,685	290,310	227,557	928,746
Data center	181,472	243,373	268,438	470,941
Depreciation	172,196	248,441	427,248	481,542
Settlement expense	(27,326)	1,287,500	22,854	1,288,500
Selling, general and administrative - inlcuding stock-based compensation of $201,217 and $707,445	269,942	1,238,945	523,362	3,392,636
Total Operating Expenses	881,561	3,285,317	1,901,544	7,301,547

Loss from Operations	(860,891)	(3,127,871)	(1,680,768)	(6,947,369)

Other Income (Expense)
Interest income	947	9,501	6,864	32,317
Interest expense	(439,238)	(4,735)	(782,117)	(9,622)
Total Other Income (Expense), Net	(438,291)	4,766	(775,253)	22,695

Net Loss	$(1,299,182)	$(3,123,105)	$(2,456,021)	$(6,924,674)

Net loss per share - Basic and Diluted	$(0.02)	$(0.05)	$(0.03)	$(0.12)

Weighted Average Common Shares
outstanding during the period	76,998,387	58,749,201	73,377,911	55,750,474

See accompanying notes to unaudited consolidated financial statements

UVUMOBILE, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June, 30
	2008	2007
Cash Flows from Operating Activities
Net loss	$(2,456,021)	$(6,924,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based compensation	2,752	867,817
Amortization of stock options pursuant to SFAAS No. 123R	198,465	1,592,655
Amortization of broadcast rights	(1,274)	154,842
Imapirment of broadcast rights		456,823
Amortization of loan origination costs	146,147	–
Amortization of intangible assets	69,732	–
Depreciation	357,516	481,543
Issuance of common stock for legal settlement	339,000	1,128,500
Amortization of beneficial conversion	451,893	–
Conversion of preferred stock to common stock	(4,017)	–
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	45,705	(220,657)
Prepaid expenses	4,911	52,320
Restricted cash	–	(75)
Intangible assets	–	(48,750)
Marketable securities	–	(4,378)
Increase (Decrease) in:
Accounts payable and accrued expenses	(168,049)	784,094
Accrued interest payable	115,949	1,590
Deferred revenues	(7,840)	(6,354)
Contracts rights payable		(2,125,575)
Accrued settlement expense	(231,070)	–
Net Cash Used in Operating Activities	(1,136,201)	(3,810,279)

Cash Flows from Investing Activities
Purchase of equipment	–	(256,652)
Net Cash Used in Investing Activities	–	(256,652)

Cash Flows from Financing Activities	–
Redemption of warrants	–	(2,888)
Issuance of common stock for cash	–	738,221
Loans Payable	25,063	–
Proceeds from warrant purchases	56,944	–
Capital lease obligations	–	(16,218)
Net Cash Provided by Financing Activities	82,007	719,115

Net decrease in cash and cash equivalents	(1,054,194)	(3,347,816)

Cash - Beginning of Period	1,078,055	3,681,457

Cash - End of Period	$23,861	$333,641

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes	$–	$–
Interest	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of common stock for settlement of accounts payable accrued expense	$–	$–
Conversion of convertible preferred stock to common stock	$–	$–
Forfeiture of stock based compensation	$–	$–

See accompanying notes to unaudited consolidated financial statements

UVUMOBILE, INC.
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
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

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties

(A)           Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $1,299,182 and net cash used in operations of $1,136,201 for the Quarter ended June 30, 2008. The Company also has an accumulated deficit of $75,989,099 at June 30, 2008.

Based on information currently available regarding its proposed plans and assumptions relating to operations the Company anticipates that the net proceeds from the closing of its last financing in 2007, together with revenues generated from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond the third quarter of 2008. There can be no assurance that the Company will be able to secure additional financing on acceptable terms at or prior to the depletion of existing funds, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern.  The Company has no firm commitment for any additional capital.

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

UVUMOBILE, INC.
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(Unaudited)

(D)           Cash And Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  Additionally, at June 30, 2008, the Company had $2,000 maintained under a compensating balance agreement. The $2,000 is retained due to potential credit card chargebacks that are unforeseen.

(E)           Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Depreciation and amortization expense	$172,196	$248,441	$427,248	$481,542

	June 30,	December 31,
	2008	2007
Computer equipment	$2,655,155	$2,655,155
Proprietary software development	79,500	79,500
	2,734,655	2,734,655
Less accumulated depreciation	(2,151,442)	(1,793,926)
Property and equipment, net	$583,213	$940,729

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

(H)           Allowance For Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. In January 2005, the Company launched its direct-to-consumer mobile video service. While the Company uses many of the features developed for the core technology in delivering this new service, its focus on a direct-to-consumer model represents a significant change in direction. The allowance for doubtful accounts at June 30, 2008 was $22,000 and at December 31, 2007, was $22,000.

UVUMOBILE, INC.
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(Unaudited)

(I)           Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“EPS”), basic EPS is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted EPS is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, convertible debt, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of EPS due to their anti-dilutive effect as the Company has reflected a net loss at June 30, 2008 and 2007, respectively. Accordingly, basic and diluted EPS are the same.

The following table shows all common stock equivalents outstanding at June 30, 2008, and 2007, respectively.

	For the Six Months Ended June 30,
	2008	2007
Common stock options	–	9,260,000
Common stock warrants	–	7,748,837
Common stock upon conversion of debt	31,722,234	–
Preferred stock Series A-1	133,333	–
Total Common Stock Options and Warrants	31,855,567	17,008,837

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

UVUMOBILE, INC.
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
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

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
Revenues	2008		2007		2008		2007
Business-to-business	$10,019	18%	$7,375	3%	$168,179	50%	$9,668	2%
Direct-to-consumer	515	1%	69,638	25%	1,417	0%	198,577	32%
Mobile video services	–	0%	37,500	13%	–	0%	37,500	6%
Mobile advertising	3,136	6%	–	–%	15,680	5%	–	–%
Custom applications	42,000	75%	163,656	59%	154,000	45%	367,156	60%
Total Revenue	$55,670	100%	$278,169	100%	$339,276	100%	$612,901	100%

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

UVUMOBILE, INC.
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
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

These transactions were accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”.

As of June 30, 2008 the Company’s identifiable intangible assets subject to amortization consisted of the following:

	June 30,	December 31,
	2008	2007
Computer equipment	$2,655,155	$2,655,155
Proprietary software development	79,500	79,500
	2,734,655	2,734,655
Less accumulated depreciation	(2,151,442)	(1,793,926)
Property and equipment, net	$583,213	$940,729

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life of 18 months.  The amortization expense for the three months ended June 30, 2008 and 2007 was $313,792 and $244,060, respectively.

(Q)           Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the Company’s financial reporting.

Note 3 - Stockholders’ Equity (Deficit)

 (A)           Preferred Stock

(1)                 Capital Structure

As of June 30, 2008, the authorized Preferred Stock of the Company consisted of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 133,333 shares are outstanding and are designated as convertible, and Series B Preferred Stock with a par value of $0.001 of which 4,017,188 are issued and 0 outstanding.

 (B)           Common Stock Issuances

(1)                 Capital Structure

As of June 30, 2008, the authorized common stock of the Company consists of 300,000,000 shares of $.001 par value.

(2)                 Preferred Stock Conversions

There was no Preferred Stock Conversions during the quarter ended June 30, 2008.

(3)                 Legal Settlements

During the three months ended June 30, 2008, the Company settled one legal dispute for an aggregate of 1,000,000 shares of common stock valued at $0.04 per share.

UVUMOBILE, INC.
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(Unaudited)

(4)           Warrant Conversions And Exercises

The following is a summary of all common stock issued during the quarter ended June 30, 2008:

Activity	Quantity of Shares	Valuation
Preferred stock conversion	–	$–
Legal settlements	1,000,000	40,000
Total	1,000,000	$40,000

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

The following tables summarize all stock option grants to employees and non-employees as of June 30, 2008:

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2007	11,960,000	$1.14
Granted	675,000	$0.07
Exercised	–	$–
Forfeited	(5,890,000)	$1.60
Balance at June 30, 2008	6,745,000	$0.62

Options exercisable at June 30, 2008	4,309,583	$0.89

Weighted average fair value of options granted during the three months ended June 30, 2008	275,000	$0.06

UVUMOBILE, INC.
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(Unaudited)

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding as of June 30, 2008	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at June 30, 2008	Weighted Average Exercise Price
$0.06	400,000	9.19	$-	-	0.06
$0.08	275,000	9.05	$–	34,375	$0.08
$0.09	575,000	8.97	$0.01	287,500	$0.09
$0.13	2,400,000	8.83	$0.05	1,208,333	$0.13
$0.15	500,000	8.70	$0.01	375,000	$0.15
$0.30	305,000	8.33	$0.02	152,500	$0.30
$0.35	–	8.28	$–	–	$0.35
$0.90	–	6.52	$–	–	$0.90
$0.97	–	7.65	$–	–	$0.97
$1.00	225,000	5.58	$0.04	215,625	$1.00
$1.02	–	7.92	$–	–	$1.02
$1.31	90,000	7.78	$0.02	67,500	$1.31
$1.36	–	7.40	$–	–	$1.36
$1.40	100,000	7.51	$0.02	100,000	$1.40
$1.44	–	8.44	$–	–	$1.44
$1.48	–	7.14	$–	–	$1.48
$1.50	–	6.97	$–	–	$1.50
$1.55	1,500,000	6.37	$0.38	1,500,000	$1.55
$1.58	–	6.40	$–	–	$1.58
$1.75	–	7.32	$–	–	$1.75
$1.78	–	–	$–	–	$1.78
$1.86	–	7.31	$–	–	$1.86
$1.90	–	6.84	$–	–	$1.90
$1.91	–	7.27	$–	–	$1.91
$1.95	100,000	7.22	$0.03	100,000	$1.95
$2.10	50,000	7.16	$0.02	50,000	$2.10
$2.20	150,000	7.26	$0.05	150,000	$2.20
$2.25	50,000	4.04	$0.02	43,750	$2.25
$2.30	–	5.92	$–	–	$2.30
$2.53	–	7.18	$–	–	$2.53
$2.77	25,000	7.17	$0.01	25,000	$2.77
$2.90	–	6.27	$–	–	$2.90
$2.91	–	6.29	$–	–	$2.91
$2.95	–	5.75	$–	–	$2.95
$3.27	–	7.15	$–	–	$3.27
$3.50	–	5.52	$–	–	$3.50
	6,745,000	7.23	$0.69	4,309,583	$0.89

At June 30, 2008, the Company had a total of 39,112,598 warrants outstanding.   All of these warrants are exercisable.  The life of the warrants range from zero to five years.  The exercise price of these warrants range form $0.064 to $3.50.  See additional disclosure above regarding warrant activity.

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

UVUMOBILE, INC.
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Office Space

In August 2007, the Company assumed a sublease for approximately 4,541 square feet of office space in Duluth, Georgia.  This office space currently serves as the Company’s corporate headquarters.  This sublease calls for monthly rental payments of approximately $6,528 and terminates on December 30, 2009.  Rent expense for the quarter ended June 30, 2008 and 2007 was $19,584 and $66,263, respectively.  For the six months ended June 30, 2008 and 2007, rent expense was $39,168 and $132,526, respectively.

Note 5 – Convertible Promissory Notes

The following is a summary of the activity for convertible debt issuances for the quarter ended June 30, 2008 and the year ended December 31, 2007.  The accrued interest on the Convertible Promissory Notes was approximately $115,949 as of June 30, 2008.

	June 30, 2008	December 31, 2007
Convertible notes payable	2,108,486	2,033,423
Loan discount	(1,556,112)	(2,008,005)
Total convertible notes payable	552,374	25,418

Note 6 - Promissory Notes

Concurrent with the merger between Armagh and OVT, the Company assumed a $50,000 loan payable to a third-party. The loan bears interest at 5% and is payable on demand. The accrued interest on the loan payable was approximately $17,224 as of June 30, 2008.  On September 9, 2006 and February 14, 2007, respectively, the Company received correspondence from Epsom Investment Services, N.V. (“Epsom”) demanding repayment of an alleged outstanding Demand Loan made in 2002 from Epsom to Sharps Eliminations Technologies, Inc. (“Sharps”) in the amount of $50,000 bearing interest at 5%. Epsom claims that the Company agreed to repay this loan on behalf of Sharps. The Company currently does not believe any such amounts are due and owing to Epsom.  On March 27, 2008, the Company entered into a Settlement Agreement (the “Agreement”) with Epsom.  Pursuant to the Agreement dated March 27, 2008, in lieu of cash the Company agreed to issue 1,000,000 shares of the Company’s common stock in full and complete satisfaction of any and all obligations of the Company concerning the alleged Demand Loan.

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

UVUMOBILE, INC.
NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(Unaudited)

On September 9, 2006 and February 14, 2007, respectively, the Company received correspondence from Epsom Investment Services, N.V. (“Epsom”) demanding repayment of an alleged outstanding Demand Loan made in 2002 from Epsom to Sharps Eliminations Technologies, Inc. (“Sharps”) in the amount of $50,000 bearing interest at 5%. Epsom claims that the Company agreed to repay this loan on behalf of Sharps. The Company currently does not believe any such amounts are due and owing to Epsom.  On March 27, 2008, the Company entered into a Settlement Agreement (the “Agreement”) with Epsom.  Pursuant to the Agreement dated March 27, 2008, in lieu of cash the Company agreed to issue 1,000,000 shares of the Company’s common stock in full and complete satisfaction of any and all obligations of the Company concerning the alleged Demand Loan.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the Company’s results of operations and financial condition as of and for each of the quarters ended June 30, 2008 and 2007, respectively. The discussion should be read in conjunction with its audited consolidated financial statements and the notes related thereto which appear elsewhere in this report.

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

Valuation And Recoverability Of Long-Lived Assets

See Note 2(O) (Going Concern, Significant Accounting Policies and Risks and Uncertainties) to the financial statements included elsewhere in this report for a description of the valuation and recoverability of long-lived assets.

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

Accounting For Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the prospective method.    See Note 2(J) (Going Concern, Significant Accounting Policies and Risks and Uncertainties) to the financial statements included elsewhere in this report for a description of the valuation of Stock-Based Compensation.

Recent Accounting Pronouncements

See Note 2(Q) to the financial statements included elsewhere in this report for a description of previously disclosed new accounting pronouncements and their impact on the Company.

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

Results Of Operations

Quarter Ended June 30, 2008 Compared To Quarter Ended June 30, 2007

Revenues

Revenues for the quarter ended June 30, 2008, consisted primarily of proceeds from custom applications and direct-to-consumer services.  The Company’s revenues were $55,670 for the Quarter ended June 30, 2008 as compared to $278,169 in the same period in 2007.  This increase is primarily attributable to the Company’s decision in 2006 to change its focus from direct-to-consumer services to multiple service offerings including custom application and hosting services.

Cost Of Goods Sold

For the quarter ended June 30, 2008, Costs of Goods Sold decreased to approximately $35,000 as compared to $ 121,000 for the same period in 2007.  This increase is primarily attributable to the Company’s exit from its direct-to-consumer business.

Broadcast Rights

Broadcast right expenses for the quarter ended June 30, 2008 was approximately $260 as compared to $55,000 for the same period in 2007. This decrease is attributable to the Company’s decision to change its focus from a subscription based model to custom applications and hosting services.

Compensation And Benefits

The Company’s compensation and benefits expenses decreased by approximately $469,000 or 71.7% for the quarter ended June 30, 2008 as compared to the same period in 2007.  The decrease is primarily attributable to staff reductions during 2007.

Consulting And Professional Fees

The Company’s consulting and professional fees decreased by approximately $191,000 or 65.7% for the quarter ended June 30, 2008, as compared to the same period in 2007.  The decrease is primarily attributable to the reduction in legal fees.

Data Center

The Company’s data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $62,000 or 25.4% for the quarter ended June 30, 2008, when compared to 2007 is primarily attributable to cost reductions due to the Company’s exit from its direct-to-consumer business in the third quarter of 2007.

Stock-Based Compensation

For the quarter ended June 30, 2008, the Company recorded approximately $201,000, as compared to $707,000 for the quarter ended June 30, 2007, in non-cash, stock-based compensation. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants. The decrease in stock-based compensation expense was primarily attributable to a reduction in the number of options issued and the exercise price of the options granted.

Depreciation And Amortization

Depreciation and amortization expense for the quarter ended June 30, 2008, increased by approximately $427,000 when compared to the same period in 2007. This increase is primarily attributable to the development of additional software and the amortization of intangible assets during 2007.

Selling, General And Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of the Company’s products and services, lease payments related to the use of the Company’s corporate facilities, trade shows, and other general and administrative expenses. The Company’s selling, general and administrative costs decreased approximately $969,003 or 78.2% for the quarter ended June 30, 2008 when compared to the same period in 2007.  This decrease is attributable to a reduction in staffing, travel related expenses, marketing and advertising costs as well as a decrease in Directors’ compensation.

Interest Income( Expense)

Interest income for the quarter ended June 30, 2008, was approximately $950.  Interest expense for the quarter ended June 30, 2008, was approximately $439,000.

For the Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

Revenues

Revenues for the six months ended June 30, 2008, consisted primarily of proceeds from custom applications and business-to-business services.  The Company’s revenues were $339,276 for the six months ended June 30, 2008 as compared to $612,901 in the same period in 2007.  This increase is primarily attributable to the Company’s decision in 2006 to change its focus from direct-to-consumer services to multiple service offerings including custom application and hosting services.

Cost Of Goods Sold

For the six months ended June 30, 2008, Costs of Goods Sold decreased to approximately $118,000 as compared to $259,000 for the same period in 2007.  This increase is primarily attributable to the Company’s exit from its direct-to-consumer business.

Broadcast Rights

Broadcast right expenses for the six months ended June 30, 2008 was approximately $(1,200) as compared to $155,000 for the same period in 2007. This decrease is attributable to the Company’s decision to change its focus from a subscription based model to custom applications and hosting services.

Compensation And Benefits

The Company’s compensation and benefits expenses decreased by approximately $883,000 or 67.1% for the six months ended June 30, 2008 as compared to the same period in 2007.  The decrease is primarily attributable to staff reductions during 2007.

Consulting And Professional Fees

The Company’s consulting and professional fees decreased by approximately $701,000 or 75.5% for the six months ended June 30, 2008, as compared to the same period in 2007.  The decrease is primarily attributable to the reduction in legal fees.

Data Center

The Company’s data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $202,000 or 43% for the six months ended June 30, 2008, when compared to 2007 is primarily attributable to cost reductions due to the Company’s exit from its direct-to-consumer business in the third quarter of 2007.

Stock-Based Compensation

For the six months ended June 30, 2008, the Company recorded approximately $273,000, as compared to $2,352,000 for the six months ended June 30, 2007, in non-cash, stock-based compensation. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants. In the six months ended June 30, 2008, the expense reflects the grant of stock options under SFAS 123(R).  The decrease in stock-based compensation expense was primarily attributable to a reduction in the number of options issued and the exercise price of the options granted.

Depreciation And Amortization

Depreciation and amortization expense for the six months ended June 30, 2008, increased by approximately $413,000 when compared to the same period in 2007. This increase is primarily attributable to the development of additional software and the amortization of intangible assets during 2007.

Selling, General And Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of the Company’s products and services, lease payments related to the use of the Company’s corporate facilities, trade shows, and other general and administrative expenses. The Company’s selling, general and administrative costs decreased approximately $2,869,000 or 84.6% for the six months ended June 30, 2008 when compared to the same period in 2007.  This decrease is attributable to a reduction in staffing, travel related expenses, marketing and advertising costs as well as a decrease in Directors’ compensation.

Interest Income (Expense)

Interest income for the six months ended June 30, 2008, was approximately $6,800.  Interest expense for the six months ended June 30, 2008, was approximately $32,000.

Liquidity And Capital Resources And Going Concern

The Company has incurred recurring losses and negative cash flows since inception.  For the six months ended June 30, 2008, the Company had an accumulated deficit of $75,989,099, a consolidated net loss of $6,924,674 and consolidated net cash flows used in operations of $3,810,279. As a result, the Company’s operations are not an adequate source of cash to fund future operations and these matters raise substantial doubt about its ability to continue as a going concern. To fund its cash requirements, the Company has relied on private placements of equity and loans from stockholders and other related entities. Although the Company closed on a $2.0 million debt financing on December 17, 2007, its ability to continue its operations is contingent upon obtaining additional financing and attaining profitable operations.

Cash flows generated from operating activities during the year ended December 31, 2007 were not sufficient to offset its operating expenditures. Based on information available regarding its proposed plans and assumptions relating to operations, the Company anticipates that the net proceeds from its last financing in 2007, together with projected cash flow from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond third quarter of 2008. As a result, it will be necessary for the Company to secure additional financing to support its operations. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. The Company currently has no firm commitments for any additional capital.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

We do not use any derivative financial instruments for hedging, speculative, or trading purposes. Our exposure to market risk is currently immaterial.

Item 4T.  Controls And Procedures.

Our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Exchange Act, as of June 30, 2008.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, including our principal executive officer and our principal financial  officer,  have  reviewed  and  evaluated  any changes in our internal control over financial reporting that occurred as of June 30, 2008 and there has been  no  change  that  has  materially  affected  or is  reasonably  likely  to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 - Commitments and Contingencies to the Financial Statements included elsewhere in this report which discuss material pending legal proceedings to which the Company is a party and which are incorporated herein by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As is described in Note 7 - Commitments and Contingencies to the Financial Statements, we issued 1,000,000 shares of common stock to Epson Investment Services NV in connection with a settlement agreement dated March 27, 2008.

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

UVUMOBILE, INC.

By: /s/Scott Hughes	Date: September 8, 2008
Scott Hughes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/Ronald A. Warren	Date: September 8, 2008
Ronald A. Warren
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)