Form 10-K/A
period 2007-12-31
uVuMobile, Inc
filed 2008-11-25
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Item 8.	Financial Statements And Supplementary Data

	Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2007:
Total revenue	$334,732	$278,169	$202,886	$136,884	$952,671
Loss from operations	(3,819,499)	(3,127,870)	(1,398,895)	(405,078)	(8,751,342)
Net loss	$(3,801,569)	$(3,123,104)	$(1,411,720)	$(504,952)	$(8,841,345)

Year ended December 31, 2006:
Total revenue	$112,966	$166,432	$197,302	$323,531	$800,231
Loss from operations	(3,431,211)	(6,241,956)	(4,284,023)	(10,791,800)	(24,748,990)
Net loss	$(3,386,404)	$(6,210,697)	$(4,147,894)	$(10,743,881)	$(24,488,876)

See pages F-1 through F-32 appearing at the end of this report.

Item 9.	Changes In and Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable

Item 9A(T).	Controls And Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed and summarized within the time periods specified in the Commission’s rules and forms.  These disclosures and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this report, the Company performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective at the reasonable assurance level since there was not a step to check revised rules of the Commission, which resulted in the Company omitting its Report on Management’s Assessment of Internal Control over Financial Reporting.  A step was added to eliminate this deficiency as of the third fiscal quarter of 2008.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly report the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that the transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financials statements.

             Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2007, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based upon the assessment, management determined that the Company’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

No Attestation Report of Independent Registered Public Accounting Firm Required

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

10.30*	Form of 8.25% Non-Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the July 20, 2007 Form 8-K.

10.31*	Promissory Note with Warrants issued by the Company to Mr. Jerry Bratton, incorporated by reference from Exhibit 10.1 to the September 20, 2007 Form 8-K.

10.32*	Promissory Note with Warrants issued by the Company to Mr. Ray Jones, incorporated by reference from Exhibit 10.2 to the September 20, 2007 Form 8-K.

10.33*	Promissory Note with Warrants issued by the Company to Mr. Drew Arnold, incorporated by reference from Exhibit 10.3 to the September 20, 2007 Form 8-K.

10.34*	Promissory Note with Warrants issued by the Company to Mr. Chris Carson, incorporated by reference from Exhibit 10.4 to the September 20, 2007 Form 8-K.

10.35*	Promissory Note with Warrants issued by the Company to Mr. Jerry Bratton, incorporated by reference from Exhibit 10.5 to the September 20, 2007 Form 8-K.

10.36*	Promissory Note with Warrants issued by the Company to Mr. Joseph Fitzpatrick, incorporated by reference from Exhibit 10.5 to the September 20, 2007 Form 8-K.

10.37*	Promissory Note with Warrants issued by the Company to KLC Ventures LP , incorporated by reference from Exhibit 10.6 to the September 20, 2007 Form 8-K.

10.38*	Form of Promissory Note with Warrants issued by the Company to Lenders, incorporated by reference from Exhibit 10.7 to the September 20, 2007 Form 8-K.

10.39*	Form of Security Agreement between the Company and Lenders, incorporated by reference from Exhibit 10.8 to the September 20, 2007 Form 8-K.

10.40*	Employment Agreement of Mr. William J. Loughman, incorporated by reference from Exhibit 10.1 to the November 2, 2007 Form 8-K.

10.41*	Employment Agreement of Mr. Tony Novia, incorporated by reference from Exhibit 10.2 to the November 2, 2007 Form 8-K.

10.42*	Employment Agreement of Mr. Scott Hughes incorporated by reference from Exhibit 10.3 to the November 2, 2007 Form 8-K.

10.43*	Settlement Agreement and General Release of Mr. William J. Loughman, incorporated by reference from Exhibit 10.4 to the November 2, 2007 Form 8-K.

10.44*	Settlement Agreement and General Release of Mr. Tony Novia, incorporated by reference from Exhibit 10.5 to the November 2, 2007 Form 8-K.

10.45*	Settlement Agreement and General Release of Mr. Scott Hughes, incorporated by reference from Exhibit 10.6 to the November 2, 2007 Form 8-K.

21#	Subsidiary of uVuMobile, Inc.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

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

UVUMOBILE, INC.

November 25, 2008	By:	/s/ Scott Hughes
Scott Hughes, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2008.

Signature	Title	Date

/s/ Scott Hughes
Scott Hughes	Chief Executive Officer and President	November 25, 2008

/s/ Ronald A. Warren
Ronald A. Warren	Chief Financial Officer	November 25, 2008

/s/ Daniel McKelvey
Daniel McKelvey	Director	November 25, 2008

/s/ Richard Seifert
Richard Seifert	Director	November 25, 2008

/s/ William Scigliano
William Scigliano	Director	November 25, 2008

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