Form 10-Q/A
period 2008-06-30
uVuMobile, Inc
filed 2008-11-28
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

The total number of shares of the issuer's common stock, $.001 par value, outstanding on September 4, 2008 was $0.04.

UVUMOBILE, INC.

Index to Form 10-Q/A

Forward-Looking Statements	ii
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Historical Financial Statements
Condensed Consolidated Balance Sheet (Unaudited)	1
Condensed Consolidated Statements of Operations (Unaudited	2
Condensed Consolidated Statements of Cash Flows (Unaudited)	3
Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4T. Controls and Procedures	17

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6. Exhibits	18
Signatures

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

Item 4T.  Controls And Procedures.

Our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Exchange Act, as of June 30, 2008.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures  were not   effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

UVUMOBILE, INC.

By: /s/Scott Hughes	Date: November 26, 2008
Scott Hughes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/Ronald A. Warren	Date: November 26, 2008
Ronald A. Warren
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)