Form 10-Q
period 2008-09-30
uVuMobile, Inc
filed 2008-12-22
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The total number of shares of the issuer's common stock, $.001 par value, outstanding on December 12, 2008 was 77,349,987.

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

ii

PART I - FINANCIAL INFORMATION

UVUMOBILE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)

Current Assets
Cash	$6,180	$1,078,055
Accounts receivable - net of allowance for doubtful accounts of $22,000 and $22,000	129,168	275,402
Prepaid expenses	362,062	32,306
Total Current Assets	497,410	1,385,763

Property and Equipment, net of accumulated depreciation of $2,296,837 and $1,793,926	437,818	940,729

Other Assets
Deferred finance costs		549,795
Intangible assets - net of accumulated amortization of $313,792 and $244,060	–	69,732
Other	36,111	36,110
Total Other Assets	36,111	655,637

Total Assets	$971,339	$2,982,129

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,471,325	$2,967,281
Deferred revenues	–	7,840
Loan payable and related accrued interest	1,395,508	95,255
Total Current Liabilities	3,866,833	3,070,376

Total Liabilities	3,866,833	3,070,376

Long-Term Liabilities	–	–

Total Long-Term Liabilities	–	–

Stockholders' Deficit
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized,
11,666,666 shares issued and 133,333 outstanding as of Sept. 30, 2008; 11,666,666 shares issued and 133,333 outstanding as of Dec. 31, 2007.	134	134
Preferred stock, Series B, Convertible, $.001 par value, 50,000,000 shares authorized,
4,017,188 shares issued and 0 outstanding as of Sept. 30, 2008; 4,017,188 issued and 4,017,188 outstanding as of Dec. 31, 2007.	–	4,017
Common stock, $.001 par value, 300,000,000 shares authorized, 77,349,987 shares issued and
outstanding as of Sept. 30, 2008, 67,645,299 shares issued and outstanding as of Dec. 31, 2007.	77,350	67,645

Additional paid-in capital	74,081,828	73,375,786
Less: Deferred consulting fees	–	(2,752)
Accumulated deficit	(77,054,806)	(73,533,077)
Total Stockholders' Deficit	(2,895,494)	(88,247)

Total Liabilities and Stockholders' Deficit	$971,339	$2,982,129

See accompanying notes to unaudited consolidated financial statements

UVUMOBILE, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Revenue	$4,265	$202,886	$343,541	$815,787
Total Revenues	4,265	202,886	343,541	815,787

Cost of Goods Sold
Cost of goods sold	–	122,750	118,500	381,473
Total Cost of Goods Sold	–	122,750	118,500	381,473

Gross Profit	4,265	80,136	225,041	434,314

Operating Expenses
Broadcast rights	133	22,547	(1,141)	177,388
Impairment of broadcast rights	–	(742,951)	–	(1,475,316)
Compensation and benefits	190,048	393,216	623,407	1,709,920
Consulting and professional fees	112,978	281,752	340,535	1,210,499
Data center	(35,877)	195,384	232,561	666,325
Depreciation and amortization	145,395	241,536	572,643	723,077
Settlement expense	–	142,927	22,854	1,431,427
Selling, general and administrative - inlcuding stock-based
compensation for the nine months of $118,887 and $612,813	232,758	946,939	756,120	4,339,576
Total Operating Expenses	645,435	1,481,350	2,546,979	8,782,896

Loss from Operations	(641,170)	(1,401,214)	(2,321,938)	(8,348,582)

Other Income (Expense)
Interest income	86	4,293	6,949	36,612
Interest expense	(424,586)	(17,118)	(1,206,703)	(26,741)
Total Other Income (Expense), Net	(424,500)	(12,825)	(1,199,754)	9,871

Net Loss	$(1,065,670)	$(1,414,039)	$(3,521,692)	$(8,338,711)

Net loss per share - Basic and Diluted	$(0.01)	$(0.02)	$(0.05)	$(0.14)

Weighted Average Common Shares
outstanding during the period	77,349,987	64,381,733	74,711,292	58,659,916

See accompanying notes to unaudited consolidated financial statements

UVUMOBILE, INC AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended Sept. 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(3,521,692)	$(8,338,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock based compensation	2,752	870,436
Amortization of stock options	317,352	–
Amortization of broadcast rights	(1,141)	149,975
Imapirment of broadcast rights		(1,475,316)
Amortization of loan origination costs	215,741	–
Amortization of intangible assets	69,732	–
Bad debt	–	11,000
Depreciation	502,911	723,080
Issuance of common stock for legal settlement	339,000	1,228,500
Amortization of beneficial conversion	706,071	–
Conversion of preferred stock to common stock	(4,017)	–
Non-cash, stock-based compensation		2,204,454
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	146,233	(239,276)
Prepaid expenses	4,298	87,901
Restricted cash	–	(66,037)
Intangible assets	–	113
Marketable securities	–	(48,750)
Other current assets	–	611,665
Other assets	–	201,447
Increase (Decrease) in:
Accounts payable and accrued expenses	(261,330)	1,814,531
Accrued interest payable	216,181	2,385
Deferred revenues	(7,840)	(13,859)
Contracts rights payable		(1,734,260)
Accrued settlement expense	(231,070)	–
Net Cash Used in Operating Activities	(1,506,819)	(4,010,722)

Cash Flows from Investing Activities
Purchase of equipment	–	(305,402)
Net Cash Used in Investing Activities	–	(305,402)

Cash Flows from Financing Activities
Redemption of warrants	–	(2,888)
Issuance of common stock for cash	–	738,221
Proceeds from loans payable	378,000	–
Proceeds from warrant purchases	56,944	–
Bridge loans		370,302
Capital lease obligations	–	(127,834)
Net Cash Provided by Financing Activities	434,944	977,801

Net decrease in cash and cash equivalents	(1,071,875)	(3,338,323)

Cash - Beginning of Period	1,078,055	3,696,581

Cash - End of Period	$6,180	$358,258

Supplemental Disclosure of Cash Flow Information

Cash paid for:
Income taxes	$–	$–
Interest	$–	$–

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of common stock for settlement of accounts payable accrued expense	$–	$–
Conversion of convertible preferred stock to common stock	$–	$–
Non-cash financing activities		350,638
Forfeiture of stock based compensation	$–	$–
See accompanying notes to unaudited consolidated financial statements

UVUMOBILE, INC

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

Note 2 - Going Concern, Significant Accounting Policies and Risks and Uncertainties

(A)           Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $1,065,670 and net cash used in operations of $1,506,819 for the Quarter ended September 30, 2008. The Company also has an accumulated deficit of $77,054,806 at September 30, 2008.

Based on information currently available regarding its proposed plans and assumptions relating to operations the Company anticipates that the net proceeds from the closing of its last financing in 2007, together with revenues generated from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond the fourth quarter of 2008. There can be no assurance that the Company will be able to secure additional financing on acceptable terms at or prior to the depletion of existing funds, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern.  The Company has no firm commitment for any additional capital.

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

UVUMOBILE, INC

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(Unaudited)

(D)           Cash And Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  Additionally, at September 30, 2008, the Company had approximately $2,000 maintained under a compensating balance agreement. The $2,000 is retained due to potential credit card chargebacks that are unforeseen.

(E)           Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Equipment consists primarily of computer equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Depreciation and amortization expense	$145,395	$241,537	$572,643	$723,080

	September 30,	December 31,
	2008	2007
Computer equipment	$2,655,155	$2,655,155
Proprietary software development	79,500	79,500
	2,734,655	2,734,655
Less accumulated depreciation	(2,296,837)	(1,793,926)
Property and equipment, net	$437,818	$940,729

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

(H)           Allowance For Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. In January 2005, the Company launched its direct-to-consumer mobile video service. While the Company uses many of the features developed for the core technology in delivering this new service, its focus on a direct-to-consumer model represents a significant change in direction. The allowance for doubtful accounts at September 30, 2008 was $22,000 and at December 31, 2007, was $22,000.

UVUMOBILE, INC

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(Unaudited)

(I)           Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“EPS”), basic EPS is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted EPS is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, convertible debt, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of EPS due to their anti-dilutive effect as the Company has reflected a net loss at September 30, 2008 and 2007, respectively. Accordingly, basic and diluted EPS are the same.

The following table shows all common stock equivalents outstanding at September 30, 2008, and 2007, respectively.

	For the Nine Months Ended Sept. 30,
	2008	2007
Common stock options	6,745,000	9,260,000
Common stock warrants	39,112,598	8,173,837
Common stock upon conversion of debt	31,722,234	–
Common stock upon conversion of Preferred stock Series A-1	133,333	–
Total Common Stock Options and Warrants	77,713,165	17,433,837

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

UVUMOBILE, INC

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(Unaudited)

(L)           Income Taxes

The Company accounts for income taxes under Financial Accounting Standards (“FAS”) No. 109 “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary rates is recognized in income in the period, which includes the enactment date.

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

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
Revenues	2008		2007		2008		2007
Business-to-business	$4,000	94%	$10,014	3%	$187,858	55%	$19,682	2%
Direct-to-consumer	265	6%	36,872	25%	1,683	0%	235,449	32%
Mobile video services	–	0%	–	13%	–	0%	37,500	6%
Mobile advertising	–	0%	–	–%	–	0%	–	–%
Custom applications	–	0%	156,000	59%	154,000	45%	523,156	60%
Total Revenue	$4,265	100%	$202,886	100%	$343,541	100%	$815,787	100%

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

UVUMOBILE, INC

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

These transactions were accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”.

As of September 30, 2008 the Company’s identifiable intangible assets subject to amortization consisted of the following:

	September 30,	December 31,
	2008	2007
Contract based	$313,792	$313,792
Less accumulated amortization	(313,792)	(244,060)
Intangable assets	$0	$69,732

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life of 18 months.  The amortization expense for the nine months ended September 30, 2008 and 2007 was $69,732 and $95,881, respectively.

(Q) Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed to not be applicable, hence the adoption of these new standards is not expected to have a material impact on the Company’s financial reporting.

Note 3 - Stockholders’ Equity (Deficit)

 (A)           Preferred Stock

(1)                 Capital Structure

As of September 30, 2008, the authorized Preferred Stock of the Company consisted of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 133,333 shares are outstanding and are designated as convertible, and Series B Preferred Stock with a par value of $0.001 of which 4,017,188 are issued and 0 outstanding.

 (B)           Common Stock Issuances

(1)                 Capital Structure

As of September 30, 2008, the authorized common stock of the Company consists of 300,000,000 shares of $.001 par value.

(2)                 Preferred Stock Conversions

There was no Preferred Stock Conversions during the quarter ended September 30, 2008.

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

UVUMOBILE, INC

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
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

The following tables summarize all stock option grants to employees and non-employees as of September 30, 2008:

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2007	11,960,000	$1.14
Granted	–	$0.07
Exercised	–	$–
Forfeited	–	$1.60
Balance at Sptember 30, 2008	11,960,000	$0.62

Options exercisable at September 30, 2008	4,309,583	$0.89

Weighted average fair value of options granted during the three months ended Sept. 30, 2008	275,000	$0.06

(3)	Stock Plans

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

(4)	Warrants

At September 30, 2008, the Company had a total of 39,112,598 warrants outstanding.   All of these warrants are exercisable.  The life of the warrants range from zero to five years.  The exercise price of these warrants range form $0.064 to $3.50.

Note 4 – Office Space

In August 2007, the Company assumed a sublease for approximately 4,541 square feet of office space in Duluth, Georgia.  This office space currently serves as the Company’s corporate headquarters.  This sublease calls for monthly rental payments of approximately $6,528 and terminates on December 30, 2009.  Rent expense for the quarter ended September 30, 2008 and 2007 was $19,528 and $64,110, respectively.  For the nine months ended September 30, 2008 and 2007, rent expense was $58,752 and $199,872, respectively.

Note 5 – Loans Payable and Related Accrued Interest

The following is a summary of the activity for convertible debt issuances for the quarter ended September 30, 2008 and the year ended December 31, 2007.  The accrued interest on the Notes was approximately $236,000 as of September 30, 2008.

	2008	2007
Loans payable	2,461,425	2,033,423
Loan discount	(1,301,934)	(2,008,005)
Accrued interest	236,017	69,837
Total convertible notes payable	1,395,508	95,255

UVUMOBILE, INC

NOTES TO CONDENSED CONSOLDIATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Commitments And Contingencies

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents management’s analysis of the Company’s results of operations and financial condition as of and for each of the quarters ended September 30, 2008 and 2007, respectively. The discussion should be read in conjunction with its audited consolidated financial statements and the notes related thereto which appear elsewhere in this report.

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

Results Of Operations

Quarter Ended September 30, 2008 Compared To Quarter Ended September 30, 2007

Revenues

Revenues for the quarter ended September 30, 2008, consisted primarily of proceeds from custom applications and direct-to-consumer services.  The Company’s revenues were $4,265 for the Quarter ended September 30, 2008 as compared to $202,886 in the same period in 2007.  This decrease is primarily attributable to the Company’s decision in 2006 to change its focus from direct-to-consumer services to multiple service offerings including custom application and hosting services.

Cost Of Goods Sold

For the quarter ended September 30, 2008, Costs of Goods Sold were $0 as compared to $122,750 for the same period in 2007.  This decrease is primarily attributable to the Company’s exit from its direct-to-consumer business.

Broadcast Rights

Broadcast right expenses for the quarter ended September 30, 2008 was approximately $130 as compared to $22,500 for the same period in 2007. This decrease is attributable to the Company’s decision to change its focus from a subscription based model to custom applications and hosting services.

Compensation And Benefits

The Company’s compensation and benefits expenses decreased by approximately $203,000 or 51.7% for the quarter ended September 30, 2008 as compared to the same period in 2007.  The decrease is primarily attributable to staff reductions during 2007.

Consulting And Professional Fees

The Company’s consulting and professional fees decreased by approximately $169,000 or 60.0% for the quarter ended September 30, 2008, as compared to the same period in 2007.  The decrease is primarily attributable to the reduction in legal fees.

Data Center

The Company’s data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $231,000 or 118.3% for the quarter ended September 30, 2008, when compared to 2007 is primarily attributable to cost reductions due to the Company’s exit from its direct-to-consumer business in the third quarter of 2007.

Stock-Based Compensation

For the quarter ended September 30, 2008, the Company recorded approximately $119,000, as compared to $613,000 for the quarter ended September 30, 2007, in non-cash, stock-based compensation. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants. The decrease in stock-based compensation expense was primarily attributable to a reduction in the number of options issued and the exercise price of the options granted.

Depreciation And Amortization

Depreciation and amortization expense for the quarter ended September 30, 2008, decreased by approximately $96,000 when compared to the same period in 2007. This decrease is primarily attributable to the Company’s declining dependence on the development of additional custom software and the amortization of intangible assets during 2007.

Selling, General And Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of the Company’s products and services, lease payments related to the use of the Company’s corporate facilities, trade shows, and other general and administrative expenses. The Company’s selling, general and administrative costs decreased approximately $714,000 or 75.4% for the quarter ended September 30, 2008 when compared to the same period in 2007.  This decrease is attributable to a reduction in staffing, travel related expenses, marketing and advertising costs as well as a decrease in Directors’ compensation.

Interest Income( Expense)

Interest income for the quarter ended September 30, 2008, was approximately $86.  Interest expense for the quarter ended September 30, 2007, was approximately $425,000.

For the Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

Revenues

Revenues for the nine months ended September 30, 2008, consisted primarily of proceeds from custom applications and business-to-business services.  The Company’s revenues were $343,541 for the nine months ended September 30, 2008 as compared to $815,787 in the same period in 2007.  This decrease is primarily attributable to the Company’s decision in 2006 to change its focus from direct-to-consumer services to multiple service offerings including custom application and hosting services.

Cost Of Goods Sold

For the nine months ended September 30, 2008, Costs of Goods Sold decreased to approximately $119,000 as compared to $381,473 for the same period in 2007.  This decrease is primarily attributable to the Company’s exit from its direct-to-consumer business.

Broadcast Rights

Broadcast right expenses for the nine months ended September 30, 2008 was approximately $1,100 as compared to $177,000 for the same period in 2007. This decrease is attributable to the Company’s decision to change its focus from a subscription based model to custom applications and hosting services.

Compensation And Benefits

The Company’s compensation and benefits expenses decreased by approximately $1,087,000 or 64.0% for the nine months ended September 30, 2008 as compared to the same period in 2007.  The decrease is primarily attributable to staff reductions.

Consulting And Professional Fees

The Company’s consulting and professional fees decreased by approximately $870,000 or 72.0% for the nine months ended September 30, 2008, as compared to the same period in 2007.  The decrease is primarily attributable to the reduction in legal fees.

Data Center

The Company’s data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $434,000 or 65.1% for the nine months ended September 30, 2008, when compared to 2007 is primarily attributable to cost reductions due to the Company’s exit from its direct-to-consumer business in the third quarter of 2007.

Stock-Based Compensation

For the nine months ended September 30, 2008, the Company recorded approximately $320,000, as compared to $2,966,000 nine months ended September 30, 2007, in non-cash, stock-based compensation. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants. In the nine months ended September 30, 2008, the expense reflects the grant of stock options under SFAS 123(R).  The decrease in stock-based compensation expense was primarily attributable to a reduction in the number of options issued and the exercise price of the options granted.

Depreciation And Amortization

Depreciation and amortization expense for the nine months ended September 30, 2008, decreased by approximately $150,000 when compared to the same period in 2007. This increase is primarily attributable to the Company’s declining dependence on the development of additional custom software and the amortization of intangible assets during 2008.

Selling, General And Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of the Company’s products and services, lease payments related to the use of the Company’s corporate facilities, trade shows, and other general and administrative expenses. The Company’s selling, general and administrative costs decreased approximately $3,583,000 or 83.0% for the nine months ended September 30, 2008 when compared to the same period in 2007.  This decrease is attributable to a reduction in staffing, travel related expenses, marketing and advertising costs as well as a decrease in Directors’ compensation.

Interest Income (Expense)

Interest income for the nine months ended September 30, 2008, was approximately $6,900.  Interest expense for the nine months ended September 30, 2008, was approximately $1,207,000.

Liquidity And Capital Resources And Going Concern

The Company has incurred recurring losses and negative cash flows since inception.  For the nine months ended September 30, 2008, the Company had an accumulated deficit of $77,054,806, a consolidated net loss of $3,521,692 and consolidated net cash flows used in operations of $1,506,819. As a result, the Company’s operations are not an adequate source of cash to fund future operations and these matters raise substantial doubt about its ability to continue as a going concern. To fund its cash requirements, the Company has relied on private placements of equity and loans from stockholders and other related entities. Although the Company closed on a $2.3 million debt financing on December 17, 2007, its ability to continue its operations is contingent upon obtaining additional financing and attaining profitable operations.

Cash flows generated from operating activities during the year ended December 31, 2007 were not sufficient to offset its operating expenditures. Based on information available regarding its proposed plans and assumptions relating to operations, the Company anticipates that the net proceeds from its last financing in 2007, together with projected cash flow from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond fourth quarter of 2008. As a result, it will be necessary for the Company to secure additional financing to support its operations. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. The Company currently has no firm commitments for any additional capital.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

We do not use any derivative financial instruments for hedging, speculative, or trading purposes. Our exposure to market risk is currently immaterial.

Item 4T.  Controls And Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date").  During the fiscal quarter ended as of the Evaluation Date our principal executive officer and principal financial officer added a step to our disclosure controls and procedures process to check and confirm all additional and revised rules and regulations relating to such disclosure controls and procedures.  Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Our management, including our principal executive officer and our principal financial  officer,  have  reviewed  and  evaluated  any changes in our internal control over financial reporting that occurred as of September 30, 2008 and there has been  no  change  that  has  materially  affected  or is  reasonably  likely  to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 - Commitments and Contingencies to the Financial Statements included elsewhere in this report which discuss material pending legal proceedings to which the Company is a party and which are incorporated herein by reference.

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

UVUMOBILE, INC.

By:	/s/ Scott Hughes	Date: December 19, 2008
Scott Huges
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ronald A. Warren	Date: December 19, 2008
Ronald A. Warren
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)