Form 10-K
period 2008-12-31
uVuMobile, Inc
filed 2009-05-22
CIK 1089525

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

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

Yes ☐ No ☒

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of Common Stock on the OTC Bulletin Board system on June 30, 2008 of $0.06 was approximately $4,640,999.

As of May 15, 2009, the Registrant had 94,100,195 shares of Common Stock issued and outstanding.

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

Employees

As of May 15, 2008, the Company had a staff of 12 employees and consultants.  The Company believes that its employee relations are good.  None of the Company’s employees are represented by labor unions.

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

Recent Developments

Pursuant to NASD Rule 6530(e), any issuer listed on the Over-the-counter Bulletin Board (the “OTCBB”), which is where the common stock of the Company was listed, if that issuer is delinquent in its reporting obligation under SEC rules and regulation three times in a 24-month period, then that issuer is ineligible for quotation on the OTCBB for a period of one (1) year.  Due to the Company’s lack of funds to pay its outside auditors, the Company was late in filing its three reports in such period.  The Company received a letter from the Financial Industry Regulatory Authority (“FINRA”) that due to this the Company’s common stock would be removed from quotation on the OTCBB effective April 27, 2009 for a period of one year.  The Company’s common stock is now traded on the Pink Sheets.

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

The report of the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2008, contains an explanatory paragraph which states that the Company has suffered recurring losses from operations and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The Company has incurred substantial net losses of $24,488,876, $9,090,445 and $6,216,210 for the years ended December 31, 2006, 2007 and 2008, respectively.

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

The Company did not generate cash flows from operating activities during 2008 sufficient to offset its operating expenditures. Based on the information currently available regarding its proposed plans and assumptions relating to operations, the Company anticipates that the net proceeds from its last financing in 2007, together with projected cash flow from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond the second quarter of 2009. As a result, it will be necessary for the Company to secure additional financing to support its operations. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. The Company currently has no firm commitments for any additional capital.

uVuMobile has a limited operating history and insufficient revenue to generate positive cash flows from its operations.

The Company formally launched its Internet based products and services in 2003. To date, it has earned only minimal revenue from these services and the revenue is presently insufficient to generate positive cash flows from its operations. Additionally, the income potential of its business and from its markets is unproven. Because of the emerging nature of the mobile entertainment industry, its executives have limited experience in it. As a young company operating in an emerging market, uVuMobile face risks and uncertainties relating to its ability to implement its business plan successfully. The Company’s future revenues and success depend significantly upon acceptance of its mobile entertainment services and the mobile entertainment industry as a whole. The Company’s future revenues and success also depend on the development of revenue growth from its services. The Company’s ability to successfully introduce new services and the expected benefits to be obtained from these new services may be adversely affected by a number of factors, such as unforeseen costs and expenses, technological changes, economic downturns, and competitive factors or other events beyond its control. The Company incurred operating losses in fiscal 2008 and cannot be assured that it will successfully market any services, or operate profitably in the future.

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

As of December 31, 2008, the Company had an accumulated deficit of $79,749,288. The Company has incurred net losses quarterly from inception through December 31, 2008, and it expects to continue to incur net losses for the foreseeable future.

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

The Company’s business and operations are substantially dependent on the performance of its executive officers and key employees, including Scott Hughes and Ronald A. Warren. The Company does not maintain “key person” life insurance on any of its executive officers. The loss of one or several executives could seriously harm its business. Any reorganization or reduction in the size of its employee base could harm its ability to attract and retain other valuable employees critical to the success of its business.

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

During 2008, the Company experienced a shift from a business-to-business model to a subscription-based model reducing much of its reliance on revenues from related parties.  The Company is in the process of developing relationships with distribution channel partners to increase the size of its customer base. The Company cannot successfully accomplish its business objectives by relying solely on its existing customer base. If the Company is unsuccessful in increasing and broadening its customer base, its ability to maintain and grow its business will suffer.

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

As of December 31, 2008, the Company had approximately $13,800 in cash.  The Company’s anticipates, based upon its proposed plans and assumptions relating to operations that the net proceeds of approximately $2 million from the closing of its most recent financing in December 2007, together with revenues generated from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond the second quarter of 2009. There can be no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to pursue its business objectives or remain in operation. This could seriously harm its business, results of operations and financial condition.

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

On September 9, 2006 and February 14, 2007, respectively, the Company received correspondence from Epsom Investment Services, N.V. (“Epsom”) demanding repayment of an alleged outstanding Demand Loan made in 2002 from Epsom to Sharps Eliminations Technologies, Inc. (“Sharps”) in the amount of $50,000 bearing interest at 5%. Epsom claims that the Company agreed to repay this loan on behalf of Sharps. Although the Company does not believe any such amounts are due and owing to Epsom, on March 27, 2008, the Company entered into a Settlement Agreement (the “Agreement”) with Epsom.  Pursuant to the agreement dated March 27, 2008, in lieu of cash the Company agreed to issue 1,000,000 shares of the Company’s common stock in full and complete satisfaction of any and all obligations of the company concerning the alleged Demand Loan.

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

Item 4.                  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market For The Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Trading History

The Company’s common stock has been listed for trading on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board, or the OTC Bulletin Board, under the symbol “UVUM.OB” since June 4, 2006.  As of April 27, 2009, the Company is listed on the Pink Sheets under the symbol “UVUM.PK”.  The Company has been informed by FINRA (Financial Industry Regulatory Authority) that since it has been late on three of its SEC filings in the past 24 month period, it will have to trade on the Pink Sheets for a minimum of 12 months from April 27, 2009.  The following is a summary of the high and low closing prices of its common stock on the OTC Bulletin Board and the Pink Sheets during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in the Company’s common stock has not been extensive and such trades should not be characterized as constituting an active trading market.

	Closing Sale Price
	High	Low
Year Ending December 31, 2009
First Quarter	$0.05	$0.02
Second Quarter (Through May 15, 2009)	$0.03	$0.01

Year Ending December 31, 2008
First Quarter	$0.06	$0.06
Second Quarter	$0.03	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.03	$0.02

Year Ending December 31, 2007
First Quarter	$1.14	$0.27
Second Quarter	$0.40	$0.11
Third Quarter	$0.41	$0.04
Fourth Quarter	$0.15	$0.07

As of May 15, 2009, there were approximately 210 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

Dividends

Since inception, the Company has not declared or paid any dividend on its common stock. The Company does not anticipate that any dividends will be declared or paid in the future on its common stock.  The rights of holders of its common stock to receive dividends are subject to certain preferential rights of holders of its outstanding Series A-1 Preferred Stock to receive dividends.

Equity Compensation Plan Information

The following table provides information, as of December 31, 2008, with respect to options outstanding and available under the Company’s 2004 and 2005 Stock Incentive Plans, which are its only outstanding equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.  Both of the Company’s equity compensation plans were approved by its stockholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column (a)
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	12,320,000	$0.33	2,680,000
Equity compensation plans not approved by security holders	–	–	–
TOTAL	12,320,000	$0.33	2,680,000

Sales Of Unregistered Securities

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

In 2008, the Company entered into an agreement (the “Securities Purchase Agreement”) to sell $448,000 of its 15% Secured Convertible Debentures (the “Debentures”) to institutional and private investors (collectively, the “Investors” or “Holders”).  The Debentures bear interest at the rate of 15% per annum and mature in March 2011 (the “Maturity Date”).  The Company shall pay interest to the holders of the Debentures quarterly on each of January 1, April 1, July 1, and October 1 of each year prior to the Maturity Date of the Debentures.  The Debentures are also convertible into shares of the Company’s common stock at a conversion price of $0.064 per share, subject to adjustment in accordance with terms of the Debentures.  Any voluntary conversion by the Investors of the Debentures is subject to a Beneficial Ownership Limitation (as defined in the Debentures).  In addition, the Debentures are subject to a forced conversion (the “Forced Conversion”) in all or in part by the Company in the event that the daily volume weighted average stock price of the Company’s common stock for any twenty (20) consecutive trading days exceeds $0.256.  The Debentures are secured by all of the assets of the Company pursuant to a Security Agreement.  In connection with the Debentures, the Company issued warrants to certain investors that have substantially the same terms and conditions and give the respective Holders the right to purchase a total of 14,000,000 and 7,000,000 shares of the Company’s common stock, respectively, at an exercise price of $0.64 and $0.074, respectively, per share for a period of five (5) years.

Issuer Repurchases Of Securities

The Company did not repurchase any of its securities during the fourth quarter of 2008.

Item 6.                 Selected Financial Data

The selected historical financial information presented below is derived from our audited consolidated financial statements for the years ended December 31, 2004, 2005, 2006, 2007 and 2008.

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

The data set forth below should be read in conjunction with the financial statements and accompanying notes incorporated by reference.

Selected Historical Financial Data

	For The Years Ended December 31,
	2004	2005	2006	2007	2008
Income Statement Data:

Total revenue	$118,733	$197,257	$800,231	$952,671	$192,867
Total operating expenses	6,839,685	19,021,511	25,454,391	9,227,513	3,377,097
Loss from operations	(6,720,952)	(18,824,254)	(24,748,990)	(8,751,342)	(3,302,730)
Net loss	(6,792,930)	(19,740,274)	(24,488,876)	(8,841,345)	(6,216,210)
Loss per share	(0.35)	(0.76)	(0.62)	(0.15)	(0.08)
Weighted average common shares
used to compute basic and diluted
net loss per share	19,208,345	26,093,554	40,285,528	60,887,327	75,374,755

Other Financial Data:
Net cash used in operating activities	(2,451,531)	(5,351,783)	(11,077,782)	(5,216,961)	(1,726,358)
Net cash used in investing activities	(189,191)	(764,479)	(1,472,439)	(256,652)	-
Net cash provided by financing
activities	2,730,316	11,521,236	10,454,236	2,855,087	662,110
Balance Sheet Data:
Total Assets	$719,551	$11,920,674	$6,691,645	$2,982,129	$520,970

Item 7.                 Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This discussion presents management’s analysis of the Company’s results of operations and financial condition as of and for each of the years ended December 31, 2008, 2007, and 2006, respectively. The discussion should be read in conjunction with its audited consolidated financial statements and the notes related thereto which appear elsewhere in this report.

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

Recent Developments

Pursuant to NASD Rule 6530(e), any issuer listed on the Over-the-counter Bulletin Board (the “OTCBB”), which is where the common stock of the Company was listed, if that issuer is delinquent in its reporting obligation under SEC rules and regulation three times in a 24-month period, then that issuer is ineligible for quotation on the OTCBB for a period of one (1) year.  Due to the Company’s lack of funds to pay its outside auditors, the Company was late in filing its three reports in such period.  The Company received a letter from the Financial Industry Regulatory Authority (“FINRA”) that due to this the Company’s common stock would be removed from quotation on the OTCBB effective April 27, 2009 for a period of one year.  The Company’s common stock is now traded on the Pink Sheets.

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

Valuation And Recoverability Of Long-Lived Assets

See Note 2(M) (Going Concern, Significant Accounting Policies and Risks and Uncertainties) to the consolidated financial statements for the years ended December 31, 2008, 2007, and 2006 for a description of the valuation and recoverability of long-lived assets.

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

Recent Accounting Pronouncements

See Note 2(V) to the consolidated financial statements for the years ended December 31, 2008, 2007, and 2006 for a description of the new accounting pronouncements and their impact on the Company.

Results Of Operations

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

Revenues

Revenues for the year ended December 31, 2008, consisted primarily of proceeds from custom applications and direct-to-consumer services.  The Company’s revenues decreased by approximately $760,000 or 80% for the year ended December 31, 2008 as compared to the same period in 2007.  This decrease is primarily attributable to the Company’s decision in 2006 to change its focus from direct-to-consumer services to multiple service offerings including custom application and hosting services.

Cost Of Goods Sold

For the year ended December 31, 2008, Costs of Goods Sold decreased to approximately $119,000 as compared to $477,000 for the same period in 2007.  This decrease is primarily attributable to the Company’s exit from its direct-to-consumer business.

Broadcast Rights

Broadcast right expenses for the year ended December 31, 2008 was approximately $(1,000) as compared to $194,000 for the same period in 2007. This decrease is attributable to the Company’s decision to change its focus from a subscription based model to custom applications and hosting services.

Compensation And Benefits

The Company’s compensation and benefits expenses decreased by approximately $1,123,000 or 60% for the year ended December 31, 2008 as compared to the same period in 2007.  The decrease is primarily attributable to staff reductions during 2007.

Consulting And Professional Fees

The Company’s consulting and professional fees decreased by approximately $839,000 or 61% for the year ended December 31, 2008, as compared to the same period in 2007.  The decrease is primarily attributable to the reduction in legal fees.

Data Center

The Company’s data center expenses consist primarily of those items related to the maintenance of certain facilities and equipment at a third-party data center. The decrease in data center expenses of approximately $510,000 or 64% for the year ended December 31, 2008, when compared to 2007 is primarily attributable to cost reductions due to the Company’s exit from its direct-to-consumer business in the third quarter of 2007.

Settlement Expense

Settlement expense for the year ended December 31, 2008, decreased to approximately $23,000, from $1,426,000 in 2007, a decrease of 98%.

Stock-Based Compensation

For the year ended December 31, 2008, the Company recorded approximately $313,000, as compared to $3,306,000 for the year ended December 31, 2007, in non-cash, stock-based compensation. The compensation expense has been determined using the Black-Scholes fair value method. The remainder of the non-cash, stock-based compensation is related to the amortization of the deferred portion of previous warrant grants. In the year ended December 31, 2008, the expense reflects the grant of stock options under SFAS 123(R).  The decrease in stock-based compensation expense was primarily attributable to a reduction in the number of options issued and the exercise price of the options granted.

Depreciation And Amortization

Depreciation and amortization expense for the year ended December 31, 2008, decreased by approximately $369,000 when compared to the same period in 2007. This decrease is primarily attributable to the development of additional software and the amortization of intangible assets during 2008.

Selling, General And Administrative Expenses

Selling, general and administrative expenses consist primarily of travel expenses related to the marketing of the Company’s products and services, lease payments related to the use of the Company’s corporate facilities, trade shows, and other general and administrative expenses. The Company’s selling, general and administrative costs decreased approximately $3,966,000 or 82% for the year ended December 31, 2008 when compared to the same period in 2007.  This decrease is attributable to a reduction in staffing, travel related expenses, marketing and advertising costs as well as a decrease in Directors’ compensation.

Interest Income( Expense)

Interest income for the year ended December 31, 2008, was approximately $6,900.  Interest income for the year ended December 31, 2007, was approximately $38,000.  For the year ended December 31, 2008, interest expense was approximately $2,920,000.

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

Liquidity And Capital Resources And Going Concern

The Company has incurred recurring losses and negative cash flows since inception. As of and for the year ended December 31, 2008, the Company had an accumulated deficit of $79,749,288, a consolidated net loss of $6,216,210 and consolidated net cash flows used in operations of $1,726,358. As a result, the Company’s operations are not an adequate source of cash to fund future operations and these matters raise substantial doubt about its ability to continue as a going concern. To fund its cash requirements, the Company has relied on private placements of equity and loans from stockholders and other related entities. Although the Company closed on a $2.0 million debt financing on December 17, 2007, its ability to continue its operations is contingent upon obtaining additional financing and attaining profitable operations.

Cash flows generated from operating activities during the year ended December 31, 2008 were not sufficient to offset its operating expenditures. Based on information available regarding its proposed plans and assumptions relating to operations, the Company anticipates that the net proceeds from its last financing in 2007, together with projected cash flow from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond second quarter of 2009. As a result, it will be necessary for the Company to secure additional financing to support its operations. There can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern. The Company currently has no firm commitments for any additional capital.

Contractual Obligations And Commercial Commitments

For the Years Ended December 31, 2008-2011
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 years	More Than 5 Years
Operating Lease Obligations	$143,718	$71,859	$71,859	$–	$–
Total	$143,718	$71,859	$71,859	$–	$–

Item 7A.                   Quantitative And Qualitative Disclosures About Market Risk

The Company does not believe that inflation or foreign currency fluctuations significantly affected its financial position and results of operations as of and for the fiscal year ended December 31, 2008. In addition, The Company is not party to any material market risk sensitive instruments.

Item 8.                       Financial Statements And Supplementary DataSee pages F-1 through F-32 appearing at the end of this report.

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

As of the end of the period covered by this report, the Company performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

As of December 31, 2008, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Based upon the assessment, management determined that the Company’s internal control over financial reporting was effective.

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

Item 9B.                      Other Information

Not applicable.

Part III

Item 10.                 Directors, Executive Officers And Corporate Governance

Directors and Executive Officers

The following sets forth certain biographical information concerning the Company’s current directors and executive officers:

Name	Position	Age
Scott Hughes	President & Chief Executive Officer	40
Peter Forman	Director	56
Marco Ganouna	Director	51
Richard Seifert	Director, Member of the Compensation Committee	58
Ronald Warren	Chief Financial Officer	54

Scott Hughes, 40, joined the Company in March 2001 and is responsible for product design, scope, and development of the Company’s services, including the development of multiple new video and rich media communications services and supporting architecture. In April 2008, he was appointed to the Boad of Deirectors and also assumed the position of President and Chief Executive Officer.  From 1996 to 2001, Mr. Hughes was Director of Network and Security Consulting Services at Redmond Technology Partners, a Seattle-based consulting group, whose clients included Microsoft, Infospace, VoiceStream and Western Wireless. Mr. Hughes has held various management and technology positions with Comnet Cellular/Verizon, BellSouth and Turner Entertainment Group’s Worldwide Information Technology Services.

Ronald A. Warren, 54, joined the Company in December 2003 as Vice President of Investor Relations and Corporate Communications and was elected as Secretary of the Corporation in September 2004. In April 2008, he assumed the additional position of Chief Financial Officer.  Mr. Warren is a senior level communications professional with a broad background in financial, technical and regulatory issues. His experience includes communications for high growth publicly held companies, national and multicultural audiences. Prior to joining uVuMobile, from 2002 to 2003, Mr. Warren was Director of Investor Relations and Corporate Communications at Beazer Homes USA, Inc. From 1994 to 2002, Mr. Warren was Director of Investor Relations, Corporate Communications and Assistant Secretary of Theragenics Corporation. Mr. Warren is an active member of the National Investor Relations Institute (NIRI) and served as the Atlanta Chapter President from 2002 to 2003.

Richard Seifert, 58, a director since September 2007, is a seasoned professional, having worked as an advisor and an executive for over 25 years, and in the Internet technology field since 1992.  His focus has been primarily on the delivery of media content over the Internet.  Approximately ten years ago, he was one of a small group of pioneers working on the delivery of rich media content to cellular telephones.  During this entire period he has made considerable contacts and gained significant insight into the wireless world, having worked in this area for as long as carriers have been trying to sell data usage.  Mr. Seifert worked with the Company as an advisor in strategic partnering, business planning, sales/marketing and early stage funding from February of 2003 through March of 2005.

Peter Forman, 56, a director since January 2009, is currently President of Antaeus Group, Inc., providing strategic management consulting services to companies and investors in the digital media technology industry.  Mr. Forman is also CEO of Kulabyte Corporation, which provides digital media encoding software, systems and services to the web streaming industry. Mr. Forman has also held senior level positions with C2 Microsystems, Inc.; Demografx, Inc.; Ligos Corporation; Intelligence At Large, Inc.; New Video Corporation; and Deloitte & Touche, LLP.   Mr. Forman attended Yale University and holds a Bachelors degree from California Institute of the Arts and an MBA from the UCLA Graduate School of Management.

Marco Ganouna, 51, a Director since March 2009, brings more than 30 years of experience to his role as Chief Executive Officer of Investment Business Engine, project and start up leading innovator of cutting-edge technologies for emerging countries.  He founded Investment Business Engine (IBE) in August 2008. He has formed strategic partnerships and alliances from the business world and the High Tech industry that ensures the company has access to and can leverage technological developments as well as cooperative business & marketing opportunities.  Prior to IBE, in 1998 as President & CEO of Minds@Work, Mr. Ganouna successfully introduced the first Smart Portable Hand Held Hard Drive in the Digital Imaging arena.  Prior to Minds@Work, Ganouna successfully established MGV Group, an electronic parts distributor initially based in Paris.

Key Employees

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission and any exchange upon which the Company’s securities are listed. Executive officers, directors and 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company's information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to the Company by the Company's executive officers, directors and 10% stockholders. The Company believes that, during the fiscal year ending December 31, 2008, all of its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

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

Board Committees

The Board currently has, and appoints members to, three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. The current members of the committees are identified below:

Director	Audit	Compensation	Nominating
Scott Hughes
Richard Seifert		X
Peter Forman
Marco Ganouna

The full Board of Directors, with the exception of Mr. Hughes, who is an executive officer of the Company, is currently serving as the audit committee of the Company.  None of these directors qualifies as an “Audit Committee financial expert” under applicable SEC rules, but all of these members of the Audit Committee do qualify as “independent” as defined under applicable SEC rules.

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

The Company has reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008, to be filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Based on the reviews and discussions referred to above, the Company recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

By the Compensation Committee of the Board of Directors:

/s/ Richard Seifert
Richard Seifert

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

Factors Unique To 2008

The Company had two separate chief executive officers during 2008.  On April 29, 2008, its then President, Chief Executive Officer and Chief Financial Officer, William J. Loughman, resigned from those positions at uVuMobile.  Mr. Loughman was not paid any severance amounts pursuant to his employment agreement with uVuMobile.  The Company’s Board of Directors performed a search for a candidate with experience in its areas of business.  As a result of the search, the Board of Directors of uVuMobile hired Scott Hughes as its new President and Chief Executive Officer and Ronald A. Warren as its new Chief Financial Officer effective April 29, 2008.

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

The salary level for Mr. Hughes, the Company’s President and Chief Executive Officer, was set at a rate of $180,000 per year beginning in August 2007.  Mr. Hughes took a voluntary salary reduction of $60,000 for a salary level of $120,000 annually in October 2008.  The salary level for Mr. Warren, the Company’s Chief Financial Officer, was set at a rate of $87,000 per year in August 2007.  Mr. Warren took a voluntary salary reduction of $7,000 for a salary level of $80,000 annually in January 2008.  The base salary amounts for both executive officers, Messrs. Hughes and Warren remain at their 2008 levels.

Bonuses

The Company currently has no established cash bonus or non-equity incentive plan.  As set forth in their respective employment agreements with uVuMobile, Messrs. Hughes and Warren are each eligible for cash bonuses upon the achievement of goals set by the Board of Directors.  No bonuses have ever been paid to any of the above referenced executive officers under this provision of their employment agreements since uVuMobile has not achieved the goals set by the Board of Directors for the granting of these bonuses.  The compensation committee felt that these bonuses should be based on the Company’s executive officers’ success as a team, as well as individually.  No goals for the possible achievement of cash bonuses by Messrs. Hughes and Warren have been set for the 2009 fiscal year.  The compensation committee of the Board of Directors also has the power to award discretionary cash bonuses to Messrs. Hughes, and Warren; however, no such bonuses have ever been granted.

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

For executive officers, the Compensation Committee also meets annually to establish compensation levels, including salary, bonus, options and restricted stock, for the year.  This meeting normally occurs in the first quarter of each year.  In 2009, the Compensation Committee is expected to complete this activity in the second quarter of 2009.

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

Severance And Change Of Control Provisions

Each of the Company’s current executive officers, Messrs. Hughes and Warren, currently have employment agreements with uVuMobile, and Mr. Loughman, its former President, Chief Executive Officer and Chief Financial Officer, had an employment agreement which contained certain provisions for the acceleration of option grants and grants of restricted stock and severance payments if their employment is terminated without cause or under other circumstances.

Mr. Loughman resigned as the Company’s Chief Executive Officer effective April 29, 2008, but he did not receive any severance payments or the acceleration of any stock options or restricted stock.

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

As previously discussed, The Company hired a new Chief Executive Officer during 2008.  In the case of Mr. Hughes, the Company did not use a search firm.  In the course of that search, the Compensation Committee discussed the compensation of Mr. Loughman, its exiting Chief Executive Officer, as well as a range of possible compensation for a new Chief Executive Officer.  The Compensation Committee feels that the compensation of Mr. Hughes as Chief Executive Officer falls within the reasonable range.  The Company did not do a specific analysis, nor did it receive any written report or specific recommendations as to the compensation for Mr. Hughes as Chief Executive Officer.  The Company believed that its proposal for Mr. Hughes’ compensation was reasonable, and Mr. Hughes accepted the proposal.

SUMMARY COMPENSATION TABLE

Name / Position	Year	Salary(1)	Bonus(2)	Option Awards	All Other Compensation	Total
William J. Loughman, CEO, CFO (a)(b)(b)	2008		$–	$–	$–	$–
	2007	$215,684	$–	$22,348	$–	$238,032
Scott Hughes, CEO (e)(f)	2008	$120,000	$–	$1,000,000	$–	$1,120,000
	2007	$170,000	$–	$48,862	$25,000	$243,862
Ronald Warren, CFO (g)	2008	$80,000	$–	$1,075,000	$–	$1,155,000
	2007	$87,000	$–	$175,000	$–	$262,000

(a)	Loughman resigned as President, CEO and CFO on April 29, 2008.

(b)
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

(f)
Mr. Hughes received a voluntary salary reduction in October 2008 from $180,000 (the amount in his Employment Agreement) to $120,000.  In addition, Mr. Hughes was granted 1,000,000 stock options in November 2008 under the Executive Stock Option Incentive Plan.  The exercise price of the stock options is based on the closing stock price on the date of grant.

(g)
Mr. Warren received a voluntary salary reduction in January 2008from $87,000 to $80,000 under his Employment Agreement.  Mr. Warren received a grant of 75,000 stock options in January 2008, a grant of 1,000,000 stock options in November 2008.  In each case, the exercise price of the options is based on the closing stock price on the date of the grant.

uVuMobile Grants of Plan-Based Awards Table
	All Other Option Awards:
Name	Grant Date	Number of Securities Underlying Options	Exercise of Base Price of Option Awards	Grant Date Fair Value of Stock and Options Awards
Scott Hughes (a)	11/26/2008	1,000,000	$0.01	$10,000
Ronald A. Warren (b)	1/18/2008	75,000	$0.08	$6,000
	11/26/2008	1,000,000	$0.01	$10,000

(a)
Mr. Hughes received 1,000,000 options granted under a Settlement Agreement and General Release.  The exercise price of these options is $0.01 and is based on the closing stock price on the date of the grant.  500,000 of these options vest immediately and the remaining 500,000 shall vest quarterly over a one-year period from the date of grant.

(b)
Mr. Warren received 1,075,000 options under the Stock Option Incentive Plan.  The exercise price of these options range between $0.01 and $0.08.  75,000 of these options vest quarterly over a two-year period from the date of grant and of the remaining 1,000,000 50% vest immediately and the remain 50% vest in three months.

OUTSTANDING EQUITY AWARDS VALUE AT FISCAL YEAR-END TABLE

The following table gives information regarding all unexercised options previously awarded to the Executive Officers named above for fiscal year ended December 31, 2008.  The number of options held at December 31, 2008 includes options granted under the 2004 Stock Option Plan and the 2005 Stock Option Plan.

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Scott Hughes (a)	100,000	-	$1.00	9/1/2014
	1,500,000	-	$1.55	5/27/2015
	30,000	-	$1.31	10/3/2016
	75,000	25,000	$0.30	4/27/2017
	1,000,000	-	$0.13	11/2/2017
	500,000	500,000	$0.01	11/26/2018
Ronald A. Warren (b)	50,000	0	$1.00	11/1/2014
	50,000	0	$2.25	12/7/2014
	22,500	7,500	$0.30	4/27/2017
	50,000	50,000	$0.13	11/2/2017
	28,125	46,875	$0.08	1/18/2018
	500,000	500,000	$0.01	11/26/2018
William J. Loughman (c)	80,000	-	$1.95	3/20/2016
	25,000	-	$1.31	10/3/2016
	75,000	25,000	$0.30	4/27/2017
	250,000	0	$0.15	9/12/2017
	500,000	500,000	$0.13	11/2/2017

(a)
Mr. Hughes received 1,100,000 options under the Stock Option Incentive Plan. The exercise price of these options is $0.30 based on the closing stock price on the date of grant. These options vest quarterly over a two-year period from the date of grant.  In addition, Mr. Hughes received 1,000,000 options granted under a Settlement Agreement and General Release.  The exercise price of these options is $0.13 and is based on the closing stock price on the date of the grant.  500,000 of these options vest immediately and the remaining 500,000 shall vest quarterly over a one-year period from the date of grant.

(b)
Mr. Warren received 1,205,000 options under the Stock Option Incentive Plan.  The exercise price of these options range between $0.01 and $0.30.  205,000 of these options vest quarterly over a two-year period from the date of grant and of the remaining 1,000,000 50% vest immediately and the remain 50% vest in three months.

(c)
Mr. Loughman received an additional 350,000 options under the Stock Option Incentive Plan. The exercise price of these options range between $0.15 and $0.30; based on the closing stock price on the date of grant. These options vest quarterly over a two-year period from the date of grant.  In addition, Mr. Loughman received 1,000,000 options granted under a Settlement Agreement and General Release.  The exercise price of these options is $0.13 and is based on the closing stock price on the date of the grant.  These options vest quarterly over a two-year period from the date of grant.  Mr. Loughman resigned as President, CEO and CFO on April 29, 2008.

OPTION EXERCISES AND STOCK VESTED

No options were exercised by the President and Chief Executive Officer or any other Executive Officer listed in the Summary Compensation Table in the fiscal year ended December 31, 2008.

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

DIRECTOR COMPENSATION TABLE

The following table provides the compensation information for the one-year period ended December 31, 2008 for each member of the Board of Directors.

Director Compensation For 2008
Name	Fees Earned or Paid in Cash[1]	Option Awards[2]	Total
Scott Hughes	$–	$–	$–
Daniel McKelvey Director (b)	$3,500	$–	$3,500
William J. Scigliano Director (c )	$3,500	$10,273	$13,773
Richard Seifert Director (d)	$3,500	$10,273	$13,773

(1)
Board members receive $1,500 for attendance at face-to-face Board meetings and $500 for telephonic Board meetings.  The Board of Directors have suspended the payment of Director Fees until such time the Company becomes cash flow positive.

(2)
In addition to an initial grant of 250,000 options, upon becoming a Board member, each member is granted 25,000 stock options per committee they are members of and 10,000 stock options per committee chair they hold.

(a)	Mr. Hughes received no cash payments as a director of the Company.

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

(c)
Mr. Scigliano joined the Board in December 2007 and receives cash payments based on Board Meeting attendance.  He received a grant of 250,000 stock options for becoming a member of the Board and 25,000 stock options for membership on the Audit Committee.   In addition, Mr. Scigliano received a grant of 200,000 stock options on April 2, 2008.  All stock options vest quarterly over one-year from the date of grant and the exercise price is based on the closing stock price on the date of the grant.

(d)
Mr. Seifert joined the Board in August 2007 and receives cash payments based on Board Meeting attendance.  He received 250,000 stock options for joining the Board of Directors.  In addition, Mr. Seifert received a grant of 200,000 stock options on April 2, 2008.  These options vest quarterly over one-year from the date of grant and the exercise price is based on the closing stock price on the date of the grant.

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

Item 12.                 Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth, as of April 21, 2009, certain information known to the Company with respect to the beneficial ownership of its Capital Stock, by (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Capital Stock, (ii) each executive officer named in the summary compensation table included elsewhere in this Annual Report on Form 10-K and director of the Company, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Capital Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to their shares.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Shares Beneficially Owned
Enable (2) One Ferry Building, Suite 255, San Francisco, CA 9411	28,125,000	29.89%
Forte Partners LLC (3) (7) 250 Montgomery St., Suite 1200, San Francisco, CA 94104	4,703,125	5.0%
Hamouth Family Trust 2608 Finch Hill, West Vancouver, BC V7S 3H1, Canada	4,787,584	5.1%
Scott Hughes (4) 2160 Satellite Blvd., Suite 130, Duluth, GA 30097	3,205,000	3.4%
Ronald A. Warren (5) 2160 Satellite Blvd., Suite 130, Duluth, GA 30097	700,625	*
Richard Seifert (6) 2160 Satellite Blvd., Suite 130, Duluth, GA 30097	525,000	*
Peter Forman (7) 2160 Satellite Blvd., Suite 130, Duluth, GA 30097	62,500	*
Marco Ganouna (8) 2160 Satellite Blvd., Suite 130, Duluth, GA 30097	62,500	*
All directors and executive officers as a group (5 persons)	4,393,125	4.7%

*Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock (a) subject to options or warrants currently exercisable or exercisable within 60 days of May 15, 2009 or (b) into which shares of the Company’s Series A-1 Preferred Stock and 8% Convertible Debentures are convertible within 60 days of May 15, 2009, are deemed outstanding for computing the percentage ownership of the stockholder holding the options, warrants, Series A-1 Preferred Stock or 8% Convertible Debentures, as applicable, but are not deemed outstanding for computing the percentage ownership of any other stockholder.  Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. As of May 15, 2009, the Company had 94,100,195 shares of common stock outstanding and 0 shares of Series A-1 Preferred Stock currently convertible into one share of common stock each, respectively.

(2)
Represents 15,625,000 shares of common stock into which Enable’s 8% Convertible Debentures are convertible and two warrants to purchase an aggregate of 12,500,000 shares of common stock at an exercise price of $0.15.

(3)	Represents 4,703,125 shares of common stock into which Forté’s 8% Convertible Debentures are convertible.

(4)
Represents options to purchase 3,730,000 shares of common stock at exercise prices ranging from $0.01 per share to $1.55 per share; of which options to purchase 2,205,000 shares of common stock are exercisable within 60 days of May 15, 2009.

(5)
Represents options to purchase 1,305,000 shares of common stock at exercise prices ranging from $0.01 per share to $2.25, of which options to purchase 1,200,625 shares of common stock are exercisable within 60 days of May 15, 2009.

(6)
Represents 175,700 shares of common stock registered in his wife’s name and options to purchase 450,000 shares of common stock at exercise prices ranging from $0.02 to $0.14,  of which options to purchase 350,000 shares of common stock are exercisable within 60 days of May 15, 2009.

(7)	Represents options to purchase 250,000 shares of common stock at an exercise price of $0.02, of which options to purchase 62,500 shares of common stock are exercisable within 60 days of May 15, 2009.

(8)	Represents options to purchase 250,000 shares of common stock at an exercise price of $0.02, of which options to purchase 62,500 shares of common stock are exercisable within 60 days of May 15, 2009.

 Item 13.                Certain Relationships And Related Transactions, And Director Independence

The Company’s Audit Committee is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions.

The Company’s Board

The Company’s Board consists of four directors. See Part III. Item 10.  The Board has determined that Messrs. Forman, Seifert and Ganouna qualify as “independent” as defined by applicable NASDAQ and SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.                 Principal Accountant Fees And Services

The following table represents fees for professional services rendered by Sherb & Co., LLP billed to the Company for the audit of its annual financial statements for the years ended December 31, 2008 and 2007, respectively, and fees for other services during those periods.

Type of Fees	2008	2007	2006	2005
Audit Fees	$45,000	$45,000	$40,000	$34,500
Audit-Related Fees	15,000	15,000	13,500	–
Tax Fees	–	–	–	–
All Other Fees	3,250	3,250	2,250	–

Total	$63,250	$63,250	$55,750	$34,500

Audit Fees

The Company incurred the following fees to Sherb & Co., LLP, its independent auditors, for services rendered for the years ended December 31, 2008 and 2007, a total of (i) $45,000 incurred in fiscal 2008 for the audit of its financial statements for fiscal 2008 and the reviews of the financial statements included in each of its Quarterly Reports on Form 10-Q for the year ended December 31, 2008, (ii) $60,000 incurred in fiscal 2007 was paid to Sherb & Co., LLP. for the audit of the Company’s financial statements for fiscal 2007 and the reviews of the financial statements included in each of its Quarterly Reports on Form 10-Q for the year ended December 31, 2007.

Audit Related Fees

There were no additional fees for 2008 and 2007 billed to the Company by Sherb & Co., LLP for assurance and related services that are reasonably related to the performance of the audit and review of the Company’s financial statements that are not already reported in the paragraph immediately above.

Tax Fees

There were no additional fees for 2008 and 2007 billed to the Company by Sherb & Co., LLP for tax services.

All Other Fees

There were no additional fees for 2008 and 2007 billed to the Company by Sherb & Co., LLP for products and services rendered, other than as described above.

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

(a)       Documents filed as part of this report

(1)         Consolidated Financial Statements.

The following consolidated financial statements of uVuMobile are filed as part of this report:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders' Deficit - Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flow - Years ended December 31, 2008, 2007 and 2006

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

4.7*
Form of Warrant issued to Interim CFO Solutions LLC to purchase 434,783 shares of common stock at $2.00 per share, incorporated by reference from Exhibit 4.7 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

4.8*	Form of $1.75 warrant issued to each purchaser in the October 2005 private placement, incorporated by reference from Exhibit 4.2 of the November 2005 Form 8-K.

4.9*	Form of $2.00 warrant issued to each purchaser in the October 2005 private placement, incorporated by reference from Exhibit 4.1 of the November 2005 Form 8-K.

4.10*	Form of Warrant, incorporated by reference from Exhibit 4.1 to the July 21, 2006 Form 8-K.

4.11*	Form of Anti-Dilution Warrant, incorporated by reference from the November 4, 2005 Form 8-K.

4.12*
Form of Securities Purchase Agreement executed in connection with the issuance of the Company’s 8% Secured Convertible Debentures, incorporated by reference from Exhibit 4.1 to the December 17, 2007 Form 8-K.

4.13*	Form of 8% Secured Convertible Debentures, incorporated by reference from Exhibit 4.2 to the December 17, 2007 Form 8-K.

4.14*
Form of Registration Rights Agreement executed in connection with the issuance of the Company’s 8% Secured Convertible Debentures, incorporated by reference from Exhibit 4.3 to the December 17, 2007 Form 8-K.

4.15*
Form of Enable Purchaser Warrants to purchase shares of the Company’s Common Stock issuable in connection with the Company’s 8% secured Convertible Debentures, incorporated by reference from Exhibit 4.4 to the December 17, 2007 Form 8-K.

4.16*
Form of Forte Purchaser Warrants to purchase shares of the Company’s Common Stock issuable in connection with the Company’s 8% secured Convertible Debentures, incorporated by reference from Exhibit 4.5 to the December 17, 2007 Form 8-K.

4.16*
Form of Security Agreement executed by the Company in connection with the Company’s issuance of the 8% Secured Convertible Debentures, incorporated by reference from Exhibit 4.7 to the December 17, 2007 Form 8-K.

4.18*
Form of Subsidiary Guarantee executed by the Company in connection with the Company’s issuance of the 8% Secured Convertible Debentures, incorporated by reference from Exhibit 4.8 to the December 17, 2007 Form 8-K.

10.1*	Form of $1.25 warrant issued to each purchaser in the July 17, 2006 private placement, incorporated by reference from Exhibit 4.1 of the July 21, 2006 Form 8-K.

10.2**	Redeemable Warrant issued to Skyward Mobile, LLC, incorporated by reference from Exhibit 10.24 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.3**	Redeemable Warrant issued to James Morrison, incorporated by reference from Exhibit 10.26 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.4*	SmartVideo Technologies, Inc. 2004 Equity Incentive Plan, incorporated by reference from the Company's proxy statement on Schedule 14A filed with the SEC on July 21, 2004.

10.5*	SmartVideo Technologies, Inc. 2005 Stock Incentive Plan, incorporated by reference from the Company's proxy statement on Scheduled 14A filed with the SEC on January 19, 2006.

10.6*	Form of Non-Qualified Stock Option, incorporated by reference from Exhibit 10.45 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.7*	Form of Non-Qualified Stock Option, incorporated by reference from Exhibit 10.46 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.8*	Form of Incentive Stock Option, incorporated by reference from Exhibit 10.47 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.9*	Form of Incentive Stock Option, incorporated by reference from Exhibit 10.48 to the Registrant’s Form S-1/A filed on September 27, 2006.

10.10*
Redeemable Warrant to Purchase 150,000 Shares of the Common Stock of SmartVideo Technologies, Inc. for $2.50 per share issued to William B. Bandy and dated November 12, 2003, incorporated by reference from Exhibit (d)(76) to the Registrants Schedule TO-I filed on March 9, 2007.

10.11*
Redeemable Warrant to Purchase 350,000 Shares of the Common Stock of SmartVideo Technologies, Inc. for $2.10 per share issued to Dale Financial Consulting Services, Attn: Dick Newburg and dated February 28, 2006, incorporated by reference from Exhibit (d)(79) to the Registrants Schedule TO-I filed on March 9, 2007.

10.12*
Redeemable Warrant to Purchase 20,000 Shares of the Common Stock of SmartVideo Technologies, Inc. for $2.10 per share issued to Al Mahesh and dated February 28, 2006, incorporated by reference from Exhibit (d)(81) to the Registrants Schedule TO-I filed on March 9, 2007.

10.13*	Form of 8.25% Non-Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the July 20, 2007 Form 8-K.

10.14*	Promissory Note with Warrants issued by the Company to Mr. Jerry Bratton, incorporated by reference from Exhibit 10.1 to the September 20, 2007 Form 8-K.

10.15*	Promissory Note with Warrants issued by the Company to Mr. Ray Jones, incorporated by reference from Exhibit 10.2 to the September 20, 2007 Form 8-K.

10.16*	Promissory Note with Warrants issued by the Company to Mr. Drew Arnold, incorporated by reference from Exhibit 10.3 to the September 20, 2007 Form 8-K.

10.17*	Promissory Note with Warrants issued by the Company to Mr. Chris Carson, incorporated by reference from Exhibit 10.4 to the September 20, 2007 Form 8-K.

10.18*	Promissory Note with Warrants issued by the Company to Mr. Jerry Bratton, incorporated by reference from Exhibit 10.5 to the September 20, 2007 Form 8-K.

10.19*	Promissory Note with Warrants issued by the Company to Mr. Joseph Fitzpatrick, incorporated by reference from Exhibit 10.5 to the September 20, 2007 Form 8-K.

10.20*	Promissory Note with Warrants issued by the Company to KLC Ventures LP , incorporated by reference from Exhibit 10.6 to the September 20, 2007 Form 8-K.

10.21*	Form of Promissory Note with Warrants issued by the Company to Lenders, incorporated by reference from Exhibit 10.7 to the September 20, 2007 Form 8-K.

10.22*	Form of Security Agreement between the Company and Lenders, incorporated by reference from Exhibit 10.8 to the September 20, 2007 Form 8-K.

10.23*	Employment Agreement of Mr. Scott Hughes incorporated by reference from Exhibit 10.3 to the November 2, 2007 Form 8-K.

10.24#	General Release and Settlement Agreement with the Beaton Family.

21#	Subsidiary of uVuMobile, Inc.

31.2#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

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

UVUMOBILE, INC.

May 22, 2009	By: /s/ Scott Hughes
Scott Hughes, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 22, 2009.

Signature	Title	Date

/s/ Scott Hughes
Scott Hughes	Chief Executive Officer and President	May 22, 2009
and Director

/s/ Ronald A. Warren
Ronald A. Warren	Chief Financial Officer	May 22, 2009

/s/ Richard Seifert
Richard Seifert	Director	May 22, 2009

/s/ Marco Ganouna
Marco Ganouna	Director	May 22, 2009

/s/ Peter Forman
Peter Forman	Director	May 22, 2009

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
uVuMobile, Inc.

We have audited the accompanying consolidated balance sheets of uVuMobile, Inc. and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uVuMobile, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

SHERB & CO., LLP
Certified Public Accountants

Boca Raton, Florida
May 18, 2009

UVUMOBILE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
Assets

Current Assets
Cash	$13,807	$1,078,055
Accounts receivable - net of allowance for doubtful accounts of $45,000 and $22,000	68,035	275,402
Prepaid expenses	4,351	32,352
Total Current Assets	86,193	1,385,809

Property and Equipment, net of accumulated depreciation of $1,639,279 and $1,793,926	90,927	940,729

Other Assets
Deferred finance costs, net	307,740	549,749
Intangible assets - net of accumulated amortization of $313,792 and $244,060	–	69,732
Other	36,110	36,110
Total Other Assets	343,850	655,591

Total Assets	$520,970	$2,982,129

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,987,954	$2,762,119
Contracts payable - broadcast rights	276,106	225,000
Deferred revenues	–	7,840
Loans payable	–	50,000
Current portion of convertible debt, net of debt discount of $991,294 and $0 in 2008 and 2007 respectively	1,042,129	–
Total Current Liabilities	4,306,189	3,044,959

Long-term Liabilities
Convertible debt, net of debt discount of $1,042,129 and $0 in 2008 and 2007 respectively	376,425	25,417
Total Long-Term Liabilities	376,425	25,417

Total Liabilities	4,682,614	3,070,376

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, Series A-1, Convertible, $.001 par value, 50,000,000 shares authorized, 11,666,666 shares issued and 133,333 outstanding as of December 31, 2008,
11,666,666 shares issued and 133,333 outstanding as of December 31, 2007	134	134
Preferred stock, Series B, Convertible, $.001 par value, 50,000,000 shares
authorized, 4,017,188 shares issued and 0 outstanding as of December 31, 2008,	–	4,017
4,017,188 shares issued and 4,017,188 outstanding as of December 31, 2007
Common stock, $.001 par value, 300,000,000 shares authorized, 77,349,987 shares issued and outstanding as of December 31, 2008, and 150,000,000 authorized and
67,645,299 shares issued and outstanding as of December 31, 2007	77,350	67,645
Common Stock to be issued	21,411
Additional paid-in capital	75,488,749	73,373,034
Accumulated deficit	(79,749,288)	(73,533,077)
Total Stockholders' Deficit	(4,161,644)	(88,247)
Total Liabilities and Stockholders' Deficit	$520,970	$2,982,129

See accompanying notes to consolidated financial statements

UVUMOBILE, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2008	2007	2006
Revenues
Revenue	$192,867	$952,671	$800,231
Total Revenues	192,867	952,671	800,231

Cost of Goods Sold
Cost of goods sold	118,500	476,500	94,830
Total Cost of Goods Sold	118,500	476,500	94,830

Gross Profit	74,367	476,171	705,401

Operating Expenses
Broadcast rights	(978)	193,909	2,024,549
Impairment of broadcast rights	–	(2,328,722)	2,330,000
Impairment of fixed assets	201,919	–	–
Compensation and benefits	744,638	1,867,502	2,723,307
Consulting and professional fees	533,881	1,372,592	4,060,773
Data center	283,075	792,598	990,163
Depreciation and amortization	717,615	1,086,644	600,698
Settlement expense	22,854	1,425,677	4,935,756
Bad debt expense	23,000	–	–
Selling, general and administrative
including stock-based compensation of
$313,020, $3,306,279, and $5,038,519	851,093	4,817,313	7,789,145
Total Operating Expenses	3,377,097	9,227,513	25,454,391

Loss From Operations	(3,302,730)	(8,751,342)	(24,748,990)

Other Income (Expense)
Interest income (expense)	6,949	37,920	260,114
Interest expense (includes BCF)	(2,920,429)	(127,923)	–
Total Other Income (Expense), Net	(2,913,480)	(90,003)	260,114

Net Loss	(6,216,210)	(8,841,345)	(24,488,876)

Preferred stock dividend	–	249,100	–

Net Loss to Common Stockholders	$(6,216,210)	$(9,090,445)	$(24,488,876)

Net loss per share - basic and diluted	$(0.08)	$(0.15)	$(0.61)

Weighted average common shares
outstanding during the period	75,374,755	60,887,327	40,285,528

See accompanying notes to consolidated financial statements

UVUMOBILE, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period December 31, 2008, 2007 and 2006

	Series B, Convertible		Series A-1, Convertible				Additional	Deferred	Common
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Consulting	Stock To	Accumulated
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Fees	Be Issued	Deficit	Total
Balance, December 31, 2005	–	$–	10,666,666	$10,667	28,688,463	$28,689	$39,027,618	$(1,433,833)	$ -	$ (39,953,756)	$(2,320,615)

Amortization of stock based compensation	–	–	–	–	–	–	(271,563)	2,372,017	–	–	2,100,454
Fair market value of options granted	–	–	–	–	–	–	1,815,812	(1,815,812)	–	–	–
Exercise of warrants	–	–	–	–	807,607	806	943,169	–	–	–	943,975
Issuance of common stock for settlement of	–	–	–	–	–	–	–	–	–	–
vendor payables	–	–	–	–	434,916	435	501,502	–	–	–	501,937
Issuance of common stock due to anti-dilution					1,121,856	1,122	(1,122)	–	–	–	–
Issuance of convertible preferred stock	–	–	1,000,000	1,000	–	–	4,749,000	–	–	–	4,750,000
Conversion of Series A-1 convertible preferred	–	–	(9,033,333)	(9,033)	9,033,333	9,033	–	–	–	–	–
Issuance of warrants for services	–	–	–	–	–	–	1,557,690	–	–	–	1,557,690
FAS 123(R) amortization	–	–	–	–	–	–	3,287,405	–	–	–	3,287,405
Issuance of common stock for cash	–	–	–	–	7,206,109	7,203	9,640,800	–	–	–	9,648,003
Redemption of warrants	–	–	–	–	–	–	(70,667)	–	–	–	(70,667)
Net Loss	–	–	–	–	–	–		–	–	(24,488,876)	(24,488,876)
Balance, December 31, 2006	–	–	2,633,333	2,634	47,292,284	47,288	61,179,644	(877,628)	–	(64,442,632)	4,090,694

Issuance of convertible preferred stock in connection with conversion of convertible debt	3,892,188	3,892	–	–	–	–	245,208	–	–	–	249,100
Issuance of convertible preferred stock in connection with settlement of vendor payables	125,000	125	–	–	–	–	11,121	–	–	–	11,246
Issuance of common stock in connection
with legal settlements	–	–	–	–	9,725,000	9,725	5,738,775	–	–	–	5,748,500
Amortization of stock based compensation	–	–	–	–	–	–	–	874,876	–	–	874,876
Fair market value of warrants granted	–	–	–	–	–	–	350,536	–	–	–	350,536
Exercise of warrants					8,128,015	8,132	730,093	–	–	–	738,225
Conversion of Series A-1 convertible preferred		–	(2,500,000)	(2,500)	2,500,000	2,500	–	–	–	–	–
FAS 123(R) amortization	–	–	–	–	–	–	2,540,774	–	–	–	2,540,774
Forgiveness of loans to related parties	–	–	–	–	–	–	300,000	–	–	–	300,000
Amortization of beneficial conversion feature on convertible debt	–	–	–	–	–	–	2,033,423	–	–	–	2,033,423
Redemption of warrants	–	–	–	–	–	–	(2,888)	–	–	–	(2,888)
Dividend recorded on convertible preferred stock issuance	–	–	–	–	–	–	249,100	–	–	(249,100)	–
Net Loss	–	–	–	–	–	–	–	–	–	(8,841,345)	(8,841,345)
Balance, December 31, 2007	4,017,188	4,017	133,333	134	67,645,299	67,645	73,375,786	(2,752)	–	(73,533,077)	(88,247)

Issuance of common stock in connection with legal settlements	–	–	–	–	5,687,500	5,688	315,562	–	–	–	321,250
Amortization of stock based compensation	–	–	–	–	–	–	–	2,752	–	–	2,752
Fair market value of warrants granted	–	–	–	–	–	–	–	–	–	–	–
Warrants issued for services	–	–	–	–	–	–	16,184	–	–	–	16,184
Conversion of Series B convertible preferred	(4,017,188)	(4,017)	–	–	4,017,188	4,017	–	–	–	–	–
FAS 123(R) amortization	–	–	–	–	–	–	310,268	–	–	–	310,268
Forgiveness of loans to related parties	–	–	–	–	–	–	–	–	–	–	–
Beneficial conversion feature on / warrant discount related to issuance of convertible debt	–	–	–	–	–	–	89,402	–	–	–	89,402
Warrant Exercised / shares not issued	–	–	–	–	–	–	192,699	–	21,411	–	214,110
Interest related to warrant exercised at
different terms	–	–	–	–	–	–	1,188,848	–	–	–	1,188,848
Net Loss	–	–	–	–	–	–	–	–	–	(6,216,210)	(6,216,210)
Balance, December 31, 2008	–	$–	133,333	$134	77,349,987	$77,350	$75,488,749	$–	$21,411	$(79,749,288)	$(4,161,644)

See accompanying notes to consolidated financial statements

UVUMOBILE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	For the Years Ended
	December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net loss	$(6,216,210)	$(8,841,345)	$(24,488,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock-based compensation	2,752	–	–
Amortization of stock options pursuant to SFAS No. 123R	310,268	874,876	2,100,454
Amortization of broadcast rights	–	–	2,024,549
Impairment of broadcast rights	–	(2,328,722)	2,330,000
Adjustment to broadcast right contracts	–	–	407,310
Amortization of intangible assets	69,732	229,335	14,725
Value of warrants issued for interest expense	–	62,124	–
Amortization of deferred finance costs	–	7,049	–
Amortization of loan origination costs	286,855	–	–
Bad debt	–	22,000	60,078
Depreciation	647,886	857,312	585,973
Gain on settlement of debt	(46,076)	–	–
Issuance of warrants as compensation for services	–	–	1,557,690
Issuance of common stock for legal settlement	–	–	–
Amortization of beneficial conversion	1,034,536	25,418	–
Non-cash stock-based compensation	–	2,540,774	3,287,405
Imapirment of fixed assets	201,919	–	–
Interest related to warrants exercised at different terms	1,188,848	–	–
Warrants issued for services	16,184	–	–
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	184,367	(134,607)	(222,873)
Prepaid expenses	(16,845)	92,883	(125,189)
Deposits	–	66,150	–
Allowance for doubtful accounts	23,000	–	–
Intangable assets	–	(48,750)	–
Other assets	–	201,447	19,900
Increase (Decrease) in:
Accounts payable and accrued expenses	543,161	409,628	(646,432)
Accrued interest payable		–	–
Deferred revenues	(7,840)	(12,408)	20,248
Contract rights payable	51,106	(301,625)	(2,233,500)
Accrued settlement expenses		1,061,500	4,230,756
Net Cash Used in Operating Activities	(1,726,358)	(5,216,961)	(11,077,782)
Cash Flows from Investing Activities
Purchase of certificate of deposit	–	–	(201,447)
Purchase of equipment	–	(256,652)	(1,005,950)
Purchase of intangible assets	–	–	(265,042)
Net Cash Used in Investing Activities	–	(256,652)	(1,472,439)
Cash Flows from Financing Activities
Redemption of warrants	–	(2,888)	(70,667)
Loans from related parties	–	300,000	–
Convertible debt	–	249,100	–
Issuance of convertible preferred stock for cash	–	–	–
Issuance of common stock for cash	–	–	9,648,003
Proceeds from warrant exercises	214,110	738,225	943,975
Loans Payable	–	2,033,423	–
Deferred finance cost	–	(268,432)	–
Proceeds from issuance of convertible debt	448,000	–	–
Proceeds from related party borrowings	–	–	(64,429)
Repayments of capital lease obligations	–	(194,341)	(2,646)
Net Cash Provided By Financing Activities	662,110	2,855,087	10,454,236
Net decrease in cash and cash equivalents	(1,064,248)	(2,618,526)	(2,095,985)
Cash - Beginning of year	1,078,055	3,696,581	5,792,566
Cash - End of Year	$13,807	$1,078,055	$3,696,581
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Income taxes	$–	–	$–
Interest	$–	–	$–
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Dicsount related to convertible debt issuance	$89,400	–	$84,000
Common stock to be issued in connection to warrant exercises	$21,411	–	$196,990
Issuance of common stock to acquire software	$–	–	$208,000
Issuance of common stock for settlement of accounts payable	$–	11,246	$293,937
Issuance of common stock for settlement of litigation	$321,250	5,748,500	$4,750,000
Issuance common stock for legal settlement	$–	–	$–
Issuance of common stock pursuant to anti-dilution agreement	$–	–	$1,122
Issuance of convertible preferred stock for conversion of debt	$–	245,208	$–
Conversion of convertible preferred stock to common stock	$–	2,500	$9,033
Warrants issued for debt finance closing	$–	350,536	$–
Beneficial conversion feature	$–	2,008,005	$–
Forgiveness of debt to related party	$–	300,000	$–
Deemed preferred dividend	$–	249,100	$–
Forfeiture of stock-based compensation	$–	–	$271,563
Options granted for future services	$–	–	$1,815,812

See accompanying notes to consolidated financial statements

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

Note 2 - Going Concern, Significant Accounting Policies And Risks And Uncertainties

(A)           Going Concern

As reflected in the accompanying audited consolidated financial statements, the Company has a net loss of $6,216,210 and net cash used in operations of $1,726,358 for the year ended December 31, 2008. The Company also has an accumulated deficit of $79,749,288 at December 31, 2008.

Based on information currently available regarding its proposed plans and assumptions relating to operations the Company anticipates that the net proceeds from the closing of its last financing in 2007 and 2008, together with revenues generated from operations, will not be sufficient to meet its cash requirements for working capital and capital expenditures beyond the second quarter of 2009. There can be no assurance that the Company will be able to secure additional financing on acceptable terms at or prior to the depletion of existing funds, or at all. If adequate funds are not available or not available on acceptable terms, the Company will be unable to continue as a going concern.  The Company has no firm commitment for any additional capital.

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

Significant estimates during 2008, 2007 and 2006 include depreciable lives on property and equipment, the valuation of stock options/warrants granted for services, the value of warrants issued in connection with debt and equity related financings, valuation and related amortization of intangible broadcast rights pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 63 and the valuation allowance for deferred tax assets since the Company had continuing operating losses.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(D)           Cash And Cash Equivalents

For the purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2008, the balance was below the federally insured limit and at December 31, 2007, the balance exceeded the federally insured limit by approximately $828,000. Additionally, at December 31, 2008 and 2007, the Company had $2,000 maintained under a compensating balance agreement. The $2,000 is retained due to potential credit card chargebacks that are unforeseen.

(E)           Accounts Receivable

Substantially all of the Company’s accounts receivable are due from end-users. Collateral is not required. Credit losses are provided for in the consolidated financial statements. The Company has a limited history in evaluating such credit losses.

(F)           Allowance For Doubtful Accounts

Management estimates the amount of required allowances for potential non-collectibility of accounts receivable based upon past collection experience and consideration of other relevant factors. However, past experience may not be indicative of future collections and therefore additional charges could be incurred in the future to reflect differences between estimated and actual collections. In January 2005, the Company launched its direct-to-consumer mobile video service. While the Company uses many of the features developed for the core technology in delivering this new service, its focus on a direct-to-consumer model represents a significant change in direction. The allowance for doubtful accounts at December 31, 2008 and 2007 was $45,000 and $22,000, respectively.

(G)           Property and Equipment

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

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

	For the Years Ended December 31,
Revenues	2008		2007		2006
Business-to-business	$36,860	19%	$26,546	3%	$77,002	9%
Direct-to-consumer	2,007	1%	247,469	26%	542,178	68%
Mobile Advertising	–	0%	37,500	4%	23,030	3%
Custom applications	154,000	44%	641,156	67%	158,021	20%
Total Revenue	$192,867	80%	$952,671	100%	$800,231	100%

The Company could experience declines in demand for products, whether as a result of general economic conditions, new competitive product releases, price competition, lack of market acceptance, technological change or other factors.

(L)           Customer Concentration

For the years ended December 31, 2008 and 2007, the Company did not have a customer concentration.

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

These transactions were accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations”.

As of December 31, 2008 the Company’s identifiable intangible assets subject to amortization consisted of the following:

	December 31, 2008		December 31, 2007
	Intangible Assets	Accumulated Amortization	Intangible Assets	Accumulted Amortization
Contract Based	$313,792	$313,792	$313,792	$244,060
Total	$313,792	$313,792	$313,792	$244,060

Amortization of these intangible assets, recorded on a straight line basis over an average finite useful life of 18 months was $69,732 and $229,335 for the years ended December 31, 2008 and December 31, 2007, respectively.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(O)           Financing Costs

Costs incurred for the 8% and 15% Convertible Debenture notes were deferred and are being amortized as interest expense over the term of the respective financing arrangements using the straight-line method.

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

(R)           Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“EPS”), basic EPS is computed by dividing the net income (loss) less preferred dividends for the period by the weighted average number of shares outstanding. Diluted EPS is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares outstanding including the effect of share equivalents. Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, convertible debt, and Convertible Preferred Stock. The Company has excluded these common share equivalents from its computation of EPS due to their anti-dilutive effect as the Company has reflected a net loss at December 31, 2008, 2007 and 2006, respectively. Accordingly, basic and diluted EPS are the same.

The following table shows all common stock equivalents outstanding at December 31, 2008, 2007 and 2006, respectively.

	December 31,
	2008	2007	2006
Common stock options	12,320,000	11,960,000	9,030,000
Common stock warrants	41,231,324	40,062,598	35,010,149
Common stock upon conversion of debt	38,772,234	31,772,234	–
Preferred stock Series A-1	133,333	133,333	2,633,333
Preferred stock Series B	–	4,017,188	–
Total common stock options and warrants	92,456,891	87,945,353	46,673,482

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

(U)           Derivative Liabilities

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that Convertible Preferred Stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the Preferred Stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on its consolidated financial position, results of operations and cash flows.

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our consolidated financial position, results of operations and cash flows.

(V)           Recent Accounting Pronouncements

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations,  Statement 141(R ) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  FASB No.141 R is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements
Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that FAS No. 160 will have any impact on its financial statements.

In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In May 2008, FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

(W)          Reclassifications

Certain reclassifications of items in the prior period's financial statements have been made to conform to the current year's presentation.

Note 3 - Accounts Receivable

	December 31,
	2008	2007
Accounts receivable	$113,035	$297,402
Allowance for doubtful accounts	(45,000)	(22,000)
Accounts receivable - net of allowance for doubtful accounts	$68,035	$275,402

Bad debt expense for the years ending 2008, 2007 and 2006 was $45,000, $22,000, and $60,078, respectively. These amounts are included as a component of Selling, General and Administrative Expenses.

Note 4 - Broadcast Rights

(A)           Asset

At December 31, 2008, amortization expense of broadcast rights accounted for $0 of the total broadcast rights expense of ($978).  The additional ($978) represented expenses paid to content providers due to subscriber usage exceeding minimum monthly guarantees or to content providers where no long term contract commitment exists.  At December 31, 2007, amortization expense and impairment of broadcast rights accounted for $611,666 of the total impairment of broadcast rights expense of ($2,328,722).  The additional $2,940,388 represented expenses paid to content providers where no long-term commitment exists and recapture of a capitalized contract that had no future value.  At December 31, 2006, amortization expense of broadcast rights accounted for $2,206,859 of the total broadcast rights expense of $4,354,549.

At December 31, 2008, Broadcast Rights Assets - net of accumulated amortization was $0. Broadcast Rights Assets - net of current portion was $0.  At December 31, 2007, Broadcast Rights Assets - net of accumulated amortization was $0. Broadcast Rights Assets - net of current portion was $0.  At December 31, 2006, Broadcast Rights Assets - net of accumulated amortization was $301,281. Broadcast Rights Assets - net of current portion was $310,384.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

(B)           Liability

During 2008 and 2007, the Company paid $0 and $0, respectively, to content providers pursuant to the terms of the related contracts.

Contracts payable – short-term at December 31, 2008 were $0.  Contracts payable - long-term at December 31, 2008 were $51,106.  Contracts payable – short-term at December 31, 2007 were $0.  Contracts payable - long-term at December 31, 2007 were $301,281.

Note 5 - Property And Equipment

Equipment consisting primarily of computer equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years. Depreciation expense is as follows:

	For The Years Ended
	December 31,
	2008	2007	2006
Depreciation	$647,883	$857,312	$585,973

Equipment consists of the following:

	For The Years Ended
	December 31,
	2008	2007
Computer equipment	$2,655,155	$2,655,155
Proprietary software development	79,500	79,500
Total impairment charges	(1,004,449)	–
	1,730,206	2,734,655
Less accumulated depreciation	(1,639,279)	(1,793,926)
Property and equipment, net	$90,927	$940,729

In accordance with SFAS 144 "Accounting for impairment or disposal of long lived assets" the Company recorded total impairment of approximately $1,000,000 and $0 related to computer equipment for the years ended 2008 and 2007 respectively.

Note 6 - Convertible Promissory Notes

There were no related issuances during the year ended December 31, 2006.

On December 17, 2007, uVuMobile, Inc. (the “Company”) entered into a definitive agreement (the “Securities Purchase Agreement”) to sell $2,033,423 of its 8% Secured Convertible Debentures (the “Debentures”) to institutional and private investors (collectively, the “Investors” or “Holders”).

The Debentures bear interest at the rate of 8% per annum and mature on December 17, 2009 (the “Maturity Date”).  The Company shall pay interest to the holders of the Debentures quarterly on each of January 1, April 1, July 1, and October 1 of each year prior to the Maturity Date of the Debentures.   Penalty for non-payment of overdue interest bears a rate of 18% per annum.  The Company is currently overdue in its interest payments.  The Debentures are also convertible into shares of the Company’s common stock at a conversion price of $0.064 per share, subject to adjustment in accordance with terms of the Debentures.  Any voluntary conversion by the Investors of the Debentures is subject to a Beneficial Ownership Limitation (as defined in the Debentures).  In addition, the Debentures are subject to a forced conversion (the “Forced Conversion”) in all or in part by the Company in the event that the daily volume weighted average stock price of the Company’s common stock for any twenty (20) consecutive trading days exceeds $0.256.  The Debentures are secured by all of the assets of the Company pursuant to a security agreement.

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

As of December 31, 2008 and 2007, the Company recorded interest expense amounting to $1,016,712 and $25,418, respectively. As of December 31, 2008 there was $991,293 of unamortized debt discount remaining.

In 2008, the Company entered into an agreement (the “Securities Purchase Agreement”) to sell $448,000 of its 15% Secured Convertible Debentures (the “Debentures”) to institutional and private investors (collectively, the “Investors” or “Holders”).

The Debentures bear interest at the rate of 15% per annum and mature in March 2011 (the “Maturity Date”).  The Company shall pay interest to the holders of the Debentures quarterly on each of January 1, April 1, July 1, and October 1 of each year prior to the Maturity Date of the Debentures.  The Debentures are also convertible into shares of the Company’s common stock at a conversion price of $0.064 per share, subject to adjustment in accordance with terms of the Debentures.  Any voluntary conversion by the Investors of the Debentures is subject to a Beneficial Ownership Limitation (as defined in the Debentures).  In addition, the Debentures are subject to a forced conversion (the “Forced Conversion”) in all or in part by the Company in the event that the daily volume weighted average stock price of the Company’s common stock for any twenty (20) consecutive trading days exceeds $0.256.  The Debentures are secured by all of the assets of the Company pursuant to a Security Agreement.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

In connection with the Debentures, the Company issued warrants to certain investors that have substantially the same terms and conditions and give the respective Holders the right to purchase a total of 14,639,844 and 7,000,000 shares of the Company’s common stock, respectively, at an exercise price of $0.64 and $0.074, respectively, per share for a period of five (5) years.

As a result of applying the definitions of EITF 00-19 and EITF 05-2, the Company has accounted for the convertible debt financings pursuant to the provisions of EITF 98-5 and EITF 00-27. The Company computed a debt discount on the aggregate $448,000 in convertible debt financing based on the provisions of APB No. 14 totaling $89,400. The allocation was based on the allocable proceeds of the debt financings between the fair value of the beneficial conversion option of the related convertible debt instruments and detachable freestanding warrants. The Company began amortizing the debt discount to interest expense over the two-year life of the related convertible debt.

As of December 31, 2008, the Company recorded interest expense associated with the amortization of the debt discount amounting to $17,825 with the unamortized debt discount remaining amounting to $71,575.

The following is a summary of the activity for convertible debt issuances the year ended December 31,

	2008	2007
Convertible notes payable	$2,481,423	$2,033,423
Loan discount	(1,062,869)	(2,008,005)
Total convertible notes payable	$1,418,555	$25,418

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

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

On September 9, 2006 and February 14, 2007, respectively, the Company received correspondence from Epsom Investment Services, N.V. (“Epsom”) demanding repayment of an alleged outstanding Demand Loan made in 2002 from Epsom to Sharps Eliminations Technologies, Inc. (“Sharps”) in the amount of $50,000 bearing interest at 5%. Epsom claims that the Company agreed to repay this loan on behalf of Sharps. Although the Company does not believe any such amounts are due and owing to Epsom, on March 27, 2008, the Company entered into a Settlement Agreement (the “Agreement”) with Epsom.  Pursuant to the agreement dated March 27, 2008, in lieu of cash the Company agreed to issue 1,000,000 shares of the Company’s common stock in full and complete satisfaction of any and all obligations of the company concerning the alleged Demand Loan.

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

(A)           Commitments

In August 2007, the Company assumed a sublease for approximately 4,541 square feet of office space in Duluth, Georgia. This office space currently serves as the Company's corporate headquarters. This sublease calls for monthly rental payments of approximately $6,528 and terminates on December 30, 2009. Rent expense for the year ended December 31, 2008, 2007, and 2006 was $78,336, $165,369, and $280,315, respectively.

The following represents minimum rental payments due pursuant to non-cancelable operating lease commitments during the remaining term of the operating lease agreement.

	For the Years Ended December 31, 2008-2011
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 years	More Than 5 Years
Operating Lease Obligations	$143,718	$71,859	$71,859	$–	$–
Total	$143,718	$71,859	$71,859	$–	$–

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Note 9 - Stockholders’ Equity (Deficit)

Year Ended December 31, 2008

 (A)           Preferred Stock

(1)           Capital Structure

As of December 31, 2008, the authorized Preferred Stock of the Company consisted of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 133,333 shares are outstanding and are designated as convertible, and Series B Preferred Stock with a par value of $0.001 of which 4,017,188 are issued and 0 shares are outstanding.

(2)           Preferred Stock Issuances

On December 17, 2007, the Company issued 3,892,188 shares of Series B Preferred Stock with a par value of $0.001.  In addition, on December 17, 2007, the Company issued 125,000 shares of Series B Preferred Stock with a par value of $0.001 to settle an outstanding accounts payable obligation.

 (B)           Common Stock Issuances

On December 17, 2007, the Company completed as strategic equity financing pursuant to 8% Convertible Debentures among the Company and 15 accredited investors. Under the terms of the agreement, the Company received gross proceeds of $2,033,423 and the investors are eligible to receive a total of 31,772,234 shares of common stock upon conversion and five (5) year warrants exercisable at $0.15 per share to purchase up to 28,531,538 shares of common stock; five (5) year warrants exercisable at $0.10 per share to purchase up to 605,000 shares of common stock; and five (5) year warrants exercisable at $0.064 per share to purchase up to 3,177,223 shares of common stock. Such securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

In 2008, the Company entered into a strategic equity financing pursuant to 15% Convertible Debentures among the Company and 9 accredited investors. Under the terms of the agreement, the Company received gross proceeds of $448,000 and the investors are eligible to receive a total of 8,562,500 shares of common stock upon conversion and five (5) year warrants exercisable at $0.064 per share to purchase up to 14,000,000 shares of common stock and five (5) year warrants exercisable at $0.074 per share to purchase up to 7,000,000 shares of common stock. Such securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

(1)           Capital Structure

As of December 31, 2008, the authorized common stock of the Company consists of 300,000,000 shares of $.001 par value.

(2)           Preferred Stock Conversions

During the year ended December 31, 2008, the Company converted 4,017,189 shares of the Company’s Series B Convertible Preferred Stock to shares of common stock on a one-to-one basis.

(3)           Legal Settlements

During the year ended December 31, 2008, the Company settled 2 legal disputes for an aggregate of 5,687,500 shares of common stock.

(4)           Warrant Conversions And Exercises

The following is a summary of all common stock issued during the year ended December 31, 2008:

Activity	Quantity of Shares	Valuation
Preferred stock conversion	4,017,189	$4,017
Legal settlements	5,687,500	5,688
Warrant conversions/exercises	21,410,962	21,411
Total	31,115,651	$31,116

In the fourth quarter 2008, the Company allowed various noteholders to exercise their warrants associated with the issuance of convertible debt at a different exercise price than stated in the agreements. The exercise prices as stated in the agreements were $.064 and $.074, however, the warrants were all exercised at $.01. As a result of this reduction in the related warrant exercise price the Company recorded interest expense of $1,188,848 and increased additional paid in capital associated with the accounting for the modification for $1,188,848 in accordance with U.S. generally accepted accounting principles.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

The following tables summarize all stock option grants to employees and non-employees as of December 31, 2008:

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2006	9,030,000	$1.94
Granted	5,460,000	1.14
Exercised	–	–
Forfeited	(2,530,000)	1.38
Balance at December 31, 2007	11,960,000	$1.14
Granted	6,425,000	0.02
Exercised	–	–
Forfeited	(6,065,000)	1.60
Balance at December 31, 2008	12,320,000	$0.33
Options exercisable at December 31, 2008	8,409,375	$0.47
Weighted average fair value of options granted during 2008	6,425,000	$0.02

A summary of the status of the Company’s nonvested shares as of December 31, 2008, and changes during the fiscal year then ended as presented below.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	5,192,083	$0.17
Granted	6,425,000	0.01
Vested	(5,455,834)	0.08
Cancelled	(12,500)	0.26
Nonvested at December 31, 2008	6,148,749	$0.03

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding as of December 31, 2008	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.01	5,750,000	9.90	$0.01	2,875,000	$0.01
$0.06	400,000	9.25	$0.06	200,000	$0.06
$0.08	275,000	9.05	$0.08	103,125	$0.08
$0.09	575,000	8.96	$0.09	575,000	$0.09
$0.13	2,400,000	8.83	$0.13	1,800,000	$0.13
$0.15	500,000	8.70	$0.15	500,000	$0.15
$0.30	255,000	8.32	$0.30	191,250	$0.30
$1.00	75,000	7.62	$1.00	75,000	$1.00
$1.00	150,000	5.67	$1.00	150,000	$1.00
$1.31	65,000	7.76	$1.31	65,000	$1.31
$1.55	1,500,000	6.40	$1.55	1,500,000	$1.55
$1.95	100,000	7.21	$1.95	100,000	$1.95
$2.10	50,000	7.16	$2.10	50,000	$2.10
$2.20	150,000	7.26	$2.20	150,000	$2.20
$2.25	50,000	5.93	$2.25	50,000	$2.25
$2.77	25,000	7.16	$2.77	25,000	$2.77
	12,320,000	8.94	$0.33	8,409,375	$0.47

At December 31, 2008, the Company had a total of 39,303,074 warrants outstanding.  All of these warrants are exercisable. The life of the warrants range from zero to five years. The exercise price of these warrants range from $0.06 to $3.50.

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

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

	For the Year Ended
	December 31,
	2008	2007
Net loss to common shareholders, as reported	$(6,216,210)	$(8,841,345)
Add: Stock-based employee compensation expense included in
reported net loss, net of related tax effects	–	–
Deduct: Total stock-based employee compensation expense determined
under fail value based method for all awards, net of related tax effects	–	–
Pro forma net loss to common shareholders	$(6,216,210)	$(8,841,345)

Basic and diluted net loss per share, as reported	$(0.08)	$(0.15)
Pro forma basic and diluted net loss per share	$(0.08)	$(0.15)

For purposes of this pro forma presentation at December 31, 2005, the fair value of each option grant was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: the risk-free interest rate was 4.875%, expected dividend yield of 0%, expected volatility factor was 122.76% with an expected life of three years.

For the years ended December 31, 2008 and 2007, the Company recorded a charge to income in the amount of approximately $310,000 and $2,541,000, respectively, for the effects of the adoption of SFAS 123(R) in the current year for employee share-based awards.  For the years ended December 31, 2008 and 2007, the fair value of each option grant was estimated as the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	For the Year Ended
	December 31,
	2008	2007
Risk-free interest rate	2.99% - 3.66%	3.20% - 4.25%
Expected dividend yield	0%	0%
Expected volatility	229% - 289%	118.93% - 178.48%
Expected live of option	5 Years	3 Years

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

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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
December 31, 2008, 2007 and 2006

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

The following tables summarize all stock option grants to employees and non-employees as of December 31, 2007:

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2004	2,445,000	$2.20
Granted	1,345,000	1.61
Exercised	–	–
Forfeited	(310,000)	1.58
Balance at December 31, 2005	3,480,000	2.03
Granted	6,710,000	1.65
Exercised	–	–
Forfeited	(1,160,000)	1.00
Balance at December 31, 2006	9,030,000	1.94
Granted	5,460,000	1.14
Exercised	–	–
Forfeited	(2,530,000)	1.38
Balance at December 31, 2007	11,960,000	$1.14
Options exercisable at December 31, 2007	6,767,917	$1.66
Weighted average fair value of options granted during 2007	5,460,000	$0.15

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the fiscal year then ended as presented below.

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	4,530,938	$1.89
Granted	5,460,000	0.15
Vested	(2,268,855)	1.20
Cancelled	(2,530,000)	1.70
Nonvested at December 31, 2007	5,192,083	$0.45

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

Options Outstanding	Options Exercisable

Exercise Price	Number Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$0.09	575,000	9.97	$–	–	$0.09
$0.13	3,580,000	9.83	$0.04	741,667	$0.13
$0.15	500,000	9.71	$0.01	125,000	$0.15
$0.30	680,000	9.33	$0.02	170,000	$0.30
$0.35	–	9.28	$–	–	$0.35
$0.90	–	7.52	$–	–	$0.90
$0.97	–	8.66	$–	–	$0.97
$1.00	325,000	6.85	$0.03	296,875	$1.00
$1.02	15,000	8.92	$–	15,000	$1.02
$1.31	495,000	8.78	$0.05	356,250	$1.31
$1.36	250,000	8.41	$0.03	250,000	$1.36
$1.40	300,000	8.52	$0.04	200,000	$1.40
$1.44	–	9.44	$–	–	$1.44
$1.48	250,000	8.15	$0.03	200,000	$1.48
$1.50	–	7.97	$–	–	$1.50
$1.55	1,700,000	7.37	$0.22	1,700,000	$1.55
$1.58	–	7.41	$–	–	$1.58
$1.75	–	8.32	$–	–	$1.75
$1.78	–	–	$–	–	$1.78
$1.86	–	8.31	$–	–	$1.86
$1.90	500,000	7.84	$0.08	500,000	$1.90
$1.91	195,000	8.27	$0.03	195,000	$1.91
$1.95	100,000	8.22	$0.02	100,000	$1.95
$2.10	1,200,000	8.17	$0.21	718,750	$2.10
$2.20	150,000	8.26	$0.03	150,000	$2.20
$2.25	50,000	5.04	$0.01	37,500	$2.25
$2.30	150,000	6.92	$0.03	150,000	$2.30
$2.53	–	8.18	$–	–	$2.53
$2.77	25,000	8.18	$0.01	21,875	$2.77
$2.90	20,000	7.27	$–	10,000	$2.90
$2.91	–	7.29	$–	–	$2.91
$2.95	–	6.76	$–	–	$2.95
$3.27	150,000	8.15	$0.40	80,000	$3.27
$3.50	750,000	6.52	$0.22	750,000	$3.50
	11,960,000	9.56	$1.14	6,767,917	$1.66

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

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

	For the Year Ended
	December 31,
	2007	2006
Risk-free interest rate	3.20 - 4.25%	4.50 - 4.87%
Expected dividend yield	0%	0%
Expected volatility	118.93 - 178.48%	116.62 - 122.30%
Expected live of option	3 Years	3Years

Year Ended December 31, 2006

(A)           Preferred Stock

(1)           Capital Structure

As of December 31, 2006, the authorized Preferred Stock of the Company consisted of 50,000,000 shares of $.001 par value Series A-1 Preferred Stock of which 11,666,666 shares are issued and 2,633,333 shares are outstanding and are designated as convertible.

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

The following is a summary of all common stock issued during the year ended December 31, 2006:

Activity	Quantity of Shares	Valuation
Preferred sock conversion	9,033,333	$–
Accounts payable settlements	434,916	501,937
Warrant conversions	1,929,463	943,975
Sale of common stock	7,206,109	9,033,333
Other	–	–
Total	18,603,821	$10,479,245

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

Exercise price	$0.07
Expected dividend yield	0%
Expected volatility	127.83%
Risk free interest rate	4.87%
Expected life of option	5 years

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

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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
December 31, 2008, 2007 and 2006

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

Note 10 - Related Party Transactions

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

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

The Company adopted FIN 48 as of January 1, 2007.  As a result of the implementation of FIN 48, the Company concluded that it has not taken any uncertain tax positions on any of its open income tax returns filed through the period ended December 31, 2006 that would materially distort its financial statement.  The Company’s methods of accounting are based on established income tax principles approved in the Internal Revenue Code (IRC) and are properly calculated and reflected within its income tax returns.  In addition, the Company has filed income tax returns in all applicable jurisdictions in which it had material nexus warranting an income tax return filing.

The Company re-assesses the validity of its conclusions regarding uncertain income tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause the Company to change its judgment regarding the likelihood of a tax position's sustainability under audit.  The impact of this reassessment for the year ended December 31, 2008 did not have any impact on its results of operations, financial condition or liquidity.

There was no provision for income taxes for 2008, 2007 and 2006 due to continuing operating losses.

Income tax expense differs from the expected income tax expense for the periods (computed by applying the statutory U.S. Federal income tax rate of 35% to earnings before income taxes) as follows:

UVUMOBILE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

	2008	2007	2006
"Expected" tax expense	$(2,107,000)	$(3,094,000)	$(8,571,000)
State taxes, net of Federal benefit	(235,000)	(304,000)	(1,122,000)
Cancellation of broadcast rights liability	-	370,000	-
Amortization of beneficial converwion feature	403,000	-	-
Interest expenses related to warrants exercised at different times	462,000	-	-
True-up of net operating loss charitable contribution carry forward	-		(1,671,000)
Other	-	(2,000)	(69,000)
Change in valuation allowance	(1,477,000)	(3,030,000)	(11,433,000)
Actual tax expense	$–	$–	$–

The income tax effects of temporary differences that give rise to significant portions of our deferred tax assets at December 31, 2008 and 2007 are presented below:

	December 31,
	2008	2007
Net operating loss carryforwards	$19,048,000	$17,762,000
Noncash stock-based compensation	6,269,000	6,099,000
Depreciation and amortization	245,000	144,000
Other	59,000	139,000
Gross deferred income tax assets	25,621,000	24,144,000

Less valuation allowance	(25,621,000)	(24,144,000)
Net deferred income tax assets	$-	$-

At December 31, 2008, the valuation allowance for deferred income tax assets increased by $1,477,000 from December 31, 2007. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

At December 31, 2008, we had net operating loss carryforwards for U.S. federal income tax purposes of $49,163,000 available for offset against future taxable income. Such net operating losses expire in varying amounts from 2025 through 2028. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

Note 12 - Subsequent Events
Pursuant to NASD Rule 6530(e), any issuer listed on the Over-the-counter Bulletin Board (the “OTCBB”), which is where the common stock of the Company was listed, if that issuer is delinquent in its reporting obligation under SEC rules and regulation three times in a 24-month period, then that issuer is ineligible for quotation on the OTCBB for a period of one (1) year.  Due to the Company’s lack of funds to pay its outside auditors, the Company was late in filing its three reports in such period.  The Company received a letter from the Financial Industry Regulatory Authority (“FINRA”) that due to this the Company’s common stock would be removed from quotation on the OTCBB effective April 27, 2009 for a period of one year.  The Company’s common stock is now traded on the Pink Sheets.

On February 6, 2009, the Company issued an aggregate of 6,000,000 shares of common stock to William J. Beaton, Jr.; William J. Beaton Jr, Trust, William J. Beaton, III; William J. Beaton, III Trust; Kathleen B. Cote, James E. Beaton; Ronald K. Beaton; Robert A. Beaton, (the “Beaton Family”), in settlement of certain claims and rights they believe they have in respect to the Company.